Form 10-Q
period 2020-09-30
Amalgamated Financial Corp.
filed 2020-11-06
CIK 1823608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from          to
Commission File Number: (to be assigned)

Amalgamated Financial Corp.
(Exact name of Registrant as specified in its charter)

Delaware	85-2757101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Seventh Avenue, New York, NY     10001
(Address of principal executive offices) (Zip Code)
(212) 255-6200
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☒        No ☐
As of November 6, 2020, the Registrant had no shares of common stock outstanding at $0.01 par value per share.

EXPLANATORY NOTE

Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”), was formed to serve as the holding company for Amalgamated Bank, a New York state-chartered bank and trust company (the “Bank”), as part of a reorganization (the “Reorganization”) whereby each share of outstanding Bank Class A common stock will be exchanged for one share of the Company’s common stock. As of the date of this Quarterly Report on Form 10-Q (this “Report”), the Reorganization had not been completed, and remains subject to, among other things, approval by the Bank’s stockholders and the New York State Department of Financial Services. Accordingly, as of September 30, 2020, and the date of this Report, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. For informational purposes, the Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the Federal Deposit Insurance Corporation (“FDIC”) on November 6, 2020, is attached hereto as Exhibit 99.1.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Not applicable. Please see the Explanatory Note.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not applicable. Please see the Explanatory Note.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable. Please see the Explanatory Note.

ITEM 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

Item 1A. Risk Factors

Investing in shares of the Company’s common stock involves certain risks, including those identified and described in the Company’s Registration Statement on Form S-4EF. There have been no material changes to the risk factors previously disclosed in the Company’s Registration Statement on Form S-4EF filed with the Securities and Exchange Commission on September 8, 2020, as amended by Amendment No. 1 to the Registration Statement on Form S-4/A filed with the Securities and Exchange Commission on September 25, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

2.1
Plan of Acquisition by and between Amalgamated Financial Corp. and Amalgamated Bank (incorporated herein by reference to Annex A to the Proxy Statement/Prospectus contained in Amalgamated Financial Corp.’s Registration Statement on Form S-4/A filed with the SEC on September 25, 2020)

3.1
Certificate of Incorporation of Amalgamated Financial Corp. (incorporated herein by reference to Annex C to the Proxy Statement/Prospectus contained in Amalgamated Financial Corp.’s Registration Statement on Form S-4/A filed with the SEC on September 25, 2020)

3.2
Bylaws of Amalgamated Financial Corp. (incorporated herein by reference to Annex to the Proxy Statement/Prospectus contained in Amalgamated Financial Corp.’s Registration Statement on Form S-4/A filed with the SEC on September 25, 2020)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Amalgamated Bank’s Quarterly Report on Form 10-Q for the period ended September 30, 2020

99.2	Amalgamated Bank’s Current Report on Form 8-K filed on October 14, 2020
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMALGAMATED FINANCIAL CORP.

November 6, 2020	By:	/s/ Keith Mestrich
Keith Mestrich
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ Andrew LaBenne
Andrew LaBenne
Chief Financial Officer
(Principal Financial Officer)

November 6, 2020	By:	/s/ Jason Darby
Jason Darby
Chief Accounting Officer
(Principal Accounting Officer)