Form 10-K
period 2020-12-31
Amalgamated Financial Corp.
filed 2021-03-15
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from          to
Commission File Number: 001-40136
Amalgamated Financial Corp.
(Exact name of Registrant as specified in its charter)

Delaware	85-2757101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
275 Seventh Avenue, New York, NY     10001
(Address of principal executive offices) (Zip Code)
(212) 255-6200
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	AMAL	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of the voting stock of the registrant held by non‑affiliates was approximately $183,283,173 based on the closing sale price of $12.64 per share on June 30, 2020. For purposes of the foregoing calculation only, all directors and named executive officers of the registrant, Workers United and The Yucaipa Companies, LLC have been deemed affiliates. As of March 12, 2021, the Registrant had 31,115,136 shares of common stock outstanding at $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the Registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Part I

EXPLANATORY NOTE

On March 1, 2021 (the “Effective Date”), Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”) acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered bank (the “Bank”), in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on January 12, 2021. Pursuant to the Reorganization, shares of the Bank’s Class A common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

Before the Effective Date, the Bank’s Class A common stock was registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, filed quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). As of the Effective Date, pursuant to Rule 12g-3 under the Exchange Act, the Company is the successor registrant to the Bank, the Company’s common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company has become subject to the information requirements of the Exchange Act and files reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).

Prior to the Effective Date, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements, discussions of those financial statements, market data and all other information presented herein, are those of the Bank.

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Exchange Act. The words “may,” “approximately,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “possible,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. These forward-looking statements include statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth.
These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include, but are not limited to, those described under “Risk Factors” and the following:
•our ability to maintain our reputation;
•our ability to carry out our business strategy prudently, effectively and profitably;
•unexpected challenges related to the transition of our chief executive officer role;
•our ability to attract customers based on shared values or mission alignment;
•the impact of the outbreak of the novel coronavirus, or COVID-19, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitation, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act), and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•impairment of investment securities, goodwill, other intangible assets or deferred tax assets;

•inaccuracy of the assumptions and estimates we make in establishing our allowance for loan losses and other estimates, including future changes in the allowance for loan losses resulting from the future adoption and implementation of the Current Expected Credit Loss (“CECL”) methodology;
•our policies with respect to asset quality and loan charge-offs, including future changes in the allowance for loan losses resulting from the anticipated adoption and implementation of CECL;
•the composition of our loan portfolio and the potential deterioration in the financial condition of borrowers resulting in significant increases in loan losses, provisions for those losses that exceed our current allowance for loan losses and higher loan charge-offs;
•the availability of and access to capital, and our ability to allocate capital prudently, effectively and profitably;
•our ability to pay dividends;
•our ability to achieve organic loan and deposit growth and the composition of such growth;
•our ability to identify and effectively acquire potential acquisition or merger targets, including our ability to be seen as an acquirer of choice and our ability to obtain regulatory approval for any acquisition or merger and thereafter to successfully integrate any acquisition or merger target;
•time and effort necessary to resolve nonperforming assets;
•fluctuations in the values of our assets and liabilities and off-balance sheet exposures;
•general economic conditions (both generally and in our markets) may be less favorable than expected, which could result in, among other things, a deterioration in credit quality, a reduction in demand for credit and a decline in real estate values;
•the general decline in the real estate and lending markets, particularly in our market areas, including the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
•changes in the demand for our products and services;
•other financial institutions having greater financial resources and being able to develop or acquire products that enable them to compete more successfully than we can;
•restrictions or conditions imposed by our regulators on our operations or the operations of banks we acquire may make it more difficult for us to achieve our goals;
•legislative or regulatory changes, including changes in tax laws, accounting standards and compliance requirements, whether of general applicability or specific to us and our subsidiaries;
•the costs, effects and outcomes of litigation, regulatory proceedings, examinations, investigations, or similar matters, or adverse facts and developments related thereto;
•competitive pressures among depository and other financial institutions may increase significantly;
•adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
•changes in the interest rate environment may reduce margins or the volumes or values of the loans we make or have acquired;
•adverse changes in the bond and equity markets;
•cybersecurity risks, and the vulnerability of our network and online banking portals, and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect or disrupt our business and financial performance or reputation;
•our ability to attract and retain key personnel, including our ability to timely identify a new chief executive officer in light of, among other things, competition for experienced employees and executives in the banking industry;
•the possibility of earthquakes, wildfires, and other natural disasters affecting the markets in which we operate;

•war or terrorist activities causing further deterioration in the economy or causing instability in credit markets;
•economic, governmental or other factors may affect the projected population, residential and commercial growth in the markets in which we operate; and
•descriptions of assumptions underlying or relating to any of the foregoing.
All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on any forward-looking statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. In particular, you should consider the numerous risks described in Item 1A, “Risk Factors,” for a description of some of the important factors that may affect actual outcomes. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

SUMMARY OF MATERIAL RISKS

An investment in our securities involves risks, including those summarized below. For a more complete discussion of the material risks facing our business, see Item 1A—Risk Factors.

Economic and Geographic-Related Risks
•We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely affect our business, financial condition and results of operations.
•Our business may be adversely affected by economic conditions.
•Our operations and clients are concentrated in large metropolitan areas, which could be the target of terrorist attacks.
•Weather-related events or other natural disasters may have a negative effect on the performance of our loan portfolio.

Credit and Interest Rate Risks
•If we fail to effectively manage credit, our business and financial condition will suffer.
•Our business is subject to interest rate risk and fluctuations in interest rates or prolonged low interest rates may adversely affect our earnings, capital levels and overall results.
•We are exposed to higher credit risk by our exposure to construction, residential real estate, CRE, and C&I in New York City.
•Our estimated allowance for loan losses and fair value adjustments on acquired loans may be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
•New accounting standards could require us to increase our allowance for loan losses.
•Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
•The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned and other repossessed assets may not accurately describe the fair value of the asset.

Operational Risks
•We are at risk of increased losses from fraud.
•Our use of third-party vendors and third-party business relationships are subject to regulatory requirements and attention.
•We could be adversely affected by a failure to establish and maintain effective internal controls over financial reporting.
•If we fail to maintain our reputation, our performance may be materially adversely affected.
•We depend on the accuracy and completeness of information about customers and counterparties, which if inaccurate, incomplete, fraudulent, misleading or untimely could result in loan losses, reputational damage or other adverse effects.
•We participate in a multi-employer non-contributory defined benefit pension plan that could subject us to substantial cash funding requirements in the future.
•We face strong competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.
•Our smaller size may make it more difficult for us to compete with larger institutions which could hurt our business.

Risks Related to Our Trust and Investment Management Business
•Our trust and investment management business may be negatively impacted by economic and market conditions and clients may seek legal remedies for investment performance.
•Our investment management contracts with clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short term declines in the performance of the securities under our management.
•A small number of our clients control a large portion of our total assets under management, and a loss of these clients or of assets under management more generally would negatively affect our revenue from investment management fees.
•We are subject to claims and litigation pertaining to our fiduciary responsibilities.
•We are subject to execution risks in our Trust business.
•We face operational risks due to outsourcing of our Trust business.

Capital and Liquidity Risks
•We are subject to liquidity risk and a failure to maintain adequate liquidity could materially adversely affect us.
•Our needs and future growth may require us to raise additional capital, which may not be available or may be dilutive.
•We may be subject to more stringent capital requirements in the future.
•We may not be able to maintain a strong core deposit base or access other low-cost funding sources.

Industry-Related Risks
•Our PACE financings expose us to risks, such as higher compliance costs and regulatory, reputational and litigation risks.
•Our deposit insurance premiums may increase, which could have a material adverse effect on our earnings.

•We may be adversely affected by the lack of soundness of other financial institutions.
•The fair value of our investment securities could fluctuate, which could have a material adverse effect on us.
•The transition away from LIBOR could subject us to loss of income.

Strategic Risks
•If we are unable to implement our growth strategy or manage costs effectively, our earnings and profitability may suffer.
•Our future acquisitions may subject us to risks, which could adversely affect our growth and profitability.
•New lines of business, products, product enhancements or services may subject us to additional risks.

Privacy and Technology-Related Risks
•A failure in, or breach of, our systems or infrastructure, or those of our vendors, including cyber-attacks, could disrupt our businesses, result in disclosure of confidential information, damage our reputation or increase our costs and losses.
•We depend on the systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.
•We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

Risks Related to Our Human Capital
•We depend on our executive officers and other key employees, and our ability to attract additional key personnel, and we could be harmed by the unexpected loss of their services.
•The market for investment managers is competitive and the loss of a key investment manager to a competitor could adversely affect our investment advisory and wealth management business.
•Our business could suffer if we experience employee work stoppages, union campaigns or other labor difficulties, and efforts by labor unions could divert management attention and adversely affect operating results.

Legal, Accounting, Regulatory and Compliance Risks
•Changes in our accounting policies or standards may materially affect how we report our financial results and condition.
•Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.
•The banking industry, including our trust and investment management business, is heavily regulated, which could limit or restrict our activities and adversely affect our operations or financial results.
•The Federal Reserve may require us to commit capital resources to support the Bank if the Bank experiences distress.
•If we fail to comply with the Bank Secrecy Act and other similar laws, we may be subject to enforcement proceedings.
•We are subject to the Community Reinvestment Act and fair lending laws and failure to comply could result in penalties.
•Our financial condition may be affected negatively by the costs of litigation.
•From time to time we are, or may become, involved in lawsuits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Risks Related to an Investment In our Common Stock
•Shares of our common stock are not an insured deposit, and the market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
•As an emerging growth company, we are taking advantage of certain exemptions from SEC reporting requirements and the ability to delay the implementation of new/revised accounting standards in our financial statements, which may make our common stock less attractive to investors and our financials harder to compare to other public companies.
•The market price of our common stock could decline due to the large number of shares eligible for future sale.
•Our ability to pay dividends is subject to regulatory limitations.
•Our common stock is subordinate to our existing and future indebtedness.
•We have several significant investors whose individual interests may differ from yours.
•Transfers of our common stock owned by the Workers United Related Parties could adversely impact your rights as a stockholder and the market price of our common stock.
•Shares of our common stock are subject to dilution.
•Various factors may make a takeover attempt of us more difficult, which could impact the value of our common stock.

General Risks
•Certain of our directors may have conflicts of interest in determining whether to present business opportunities to us or another entity with which they are, or may become, affiliated.

Item 1.    Business
General Overview
Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”), was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “Federal Reserve”) under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s primary operations and business are its ownership of Amalgamated Bank (the “Bank”), its sole subsidiary.
In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date of the Reorganization on March 1, 2021, the terms refer only to the Bank.
The Bank is a commercial bank and a chartered trust company headquartered in New York, New York. We provide a broad range of products and services to a target customer base that wants a financial partner that is socially responsible and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national and local labor unions, political organizations, foundations, and sustainability-focused, socially responsible businesses (we refer to these organizations on a collective basis as socially responsible organizations), as well as the members and stakeholders of these commercial customers. As of December 31, 2020, our total assets were $6.0 billion, our total loans, net of deferred fees and allowance were $3.4 billion, our total deposits were $5.3 billion, and our stockholders’ equity was $535.8 million. As of December 31, 2020, our trust business held $36.8 billion in assets under custody and $15.4 billion in assets under management.
Our Business
We are the largest union-owned financial institution in the U.S. The bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions founded in 1914, as the financial institution for immigrants. In 2000, the Bank changed its name from Amalgamated Bank of New York to Amalgamated Bank in order to better reflect our national customer base. Although we are no longer fully union-owned, Workers United, which is Amalgamated Clothing Workers of America’s successor, remains our largest stockholder with 41% ownership of our equity as of December 31, 2020. Workers United is an affiliate of the Service Employees International Union that represents workers in the textile, food service, distribution, and manufacturing industries in the U.S.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Consumer Banking, Commercial Banking, and Trust and Investment Management. Our product line includes residential mortgage loans, commercial and industrial (“C&I”) loans, commercial real estate (“CRE”) loans, multifamily mortgages, and a variety of commercial and consumer deposit products, including non-interest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card, pre-paid card and ATM card services and the availability of a nationwide network of ATMs for our customers.
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients.
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. As of December 31, 2020, we were the largest of ten banks in the United States that have obtained B Corporation TM certification, a distinction we earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. As of December 31, 2020, we were also the largest of eleven commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector.

New Resource Bank acquisition
On May 18, 2018, we successfully completed our acquisition of New Resource Bank (“NRB”), which enabled us to expand into the San Francisco metropolitan area including adding one branch office. We believe this acquisition provided us, and continues to provide us, with the opportunity to offer mission-aligned products and services to a new market that we believe is highly concentrated with our target customer base. At the time of the acquisition, NRB had approximately $412.1 million in total assets, $335.2 million in total loans, and $361.9 million in total deposits.

Under the terms of the merger agreement, each share of NRB common stock was converted into the right to receive 0.0315 shares of our Class A common stock. Total consideration paid was approximately $58.8 million consisting of $57.4 million of our Class A common stock. We recorded $12.9 million of goodwill related to the NRB acquisition.

Our History and Turnaround

From 2008 to 2011, we experienced significant credit and financial losses resulting primarily from the collapse of real estate prices during the Great Recession, which began in 2007. In April 2012, we initiated our turnaround efforts by recapitalizing with a $100 million investment from funds associated with WL Ross & Co. and The Yucaipa Companies, LLC. Following the NRB Acquisition, Workers United and affiliates owned approximately a 55.2% equity stake in the Bank, while funds associated with WL Ross & Co. and The Yucaipa Companies, LLC each owned approximately a 16.5% equity stake. Following our initial public offering and first follow-on offering, Workers United and affiliates owned a 40.0% equity stake in the Bank, while funds associated with The Yucaipa Companies, LLC owned approximately 11.9%. As of December 31, 2020, WL Ross & Co. no longer holds a position in the Bank.

Starting in 2014, the Bank hired a new management team focused on improving the performance of the Bank. This team has grown our customer base, instilled a disciplined expense culture, and improved the quality of both our assets and sources of funding. We have grown our deposits within our target customer segment by deepening and expanding our customer base through strategic expansion and leveraging our reputation nationwide, which has led to a 13% compounded annual growth rate of stable, low-cost core deposits (excluding time deposits) over the six-year period ended December 31, 2020. We believe there is significant opportunity to continue our growth given the size of our target customer segment, which we estimate to include over $90 billion in assets nationally across unions, philanthropies, and social advocacy and human-needs organizations. Additionally, we continue to enhance our efficiency by discontinuing unprofitable business lines, closing 81% of our branch offices and rationalizing our number of full-time employees since December 31, 2014. We also have improved the quality of our assets and liabilities on the balance sheet by exiting legacy non-performing and substandard credits and reducing our reliance on expensive wholesale borrowings. These efforts have resulted in 24 consecutive quarters of positive pre-tax income through December 31, 2020. We intend to continue to execute on our strategic plan, which we believe will position us for strong future growth and enhanced profitability while maintaining our conservative risk culture.

Environmental, Social, and Governance Responsibility

We maintain an explicit commitment to the highest environmental, social, and governance (“ESG”) standards. Under the direction of our Board of Directors and executive management, we are diligent in fulfilling our mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive social change. In 2019, we formalized our Board of Directors’ oversight of our ESG activities and communications, which is maintained by our Executive Committee, which we renamed our Executive and Corporate Social Responsibility Committee. In addition, a formal cross-department Corporate Social Responsibility (“CSR”) Committee was formed of employees responsible for implementing various ESG policies, strategies, and communications. The CSR Committee reports directly to our Executive and Corporate Social Responsibility Committee of the Board of Directors.

Our business strategy is focused on providing impact banking and lending services to a customer base that cares about how their money is invested. That strategy is rooted in our nearly 100-year history as a bank serving working people, labor unions, nonprofits, foundations, and impact businesses. We believe that there is a growing base of customers who want to entrust their monies with a company that aligns with their values. In 2018, we announced a two-year $700 million commitment to impact investing and lending, all of which has been fulfilled ahead of schedule. Our policy is to not lend to, or invest our own money in, (i) fossil fuel companies, (ii) companies that manufacture weapons, (iii) companies that we do not believe support the rights of workers, women, immigrants or the LGBTQ+ community, or (iv) companies that take positions that are not aligned with our mission.

We have been an international leader in supporting strong environmental standards, sustainable finance and responsible and sustainable banking practices. As a founding signatory of the United Nations Principles for Responsible Investing and a founding signatory to the United Nations Principles for Responsible Banking, we publicly committed to use finance as a tool to build a more sustainable planet. In calculating the carbon impact of a company or industry, company greenhouse gas emissions fall in the following three categories, known as “Scopes”:
•Scope 1 Emissions. Emissions from sources owned or controlled by the applicable company, e.g. vehicles, blast furnaces, generators, refrigeration, air-conditioning units.
•Scope 2 Emissions. Emissions resulting from consumption of electricity, heat or steam purchased by the applicable company.
•Scope 3 Emissions. Covers all other indirect emissions (excluding Scope 2) caused by business activities that are released from sources not owned or controlled by the applicable company. Examples of Scope 3 activities include business travel such as flights and car rentals.
Within our own operations, we plan to measure our Scope 1 and Scope 2 greenhouse gas emissions and purchase carbon offsets for any unavoidable carbon emissions. We are committed to 100% clean energy across our corporate footprint, purchasing predominantly recycled paper products, and maintaining high standards of energy efficiency. Company-wide, we actively engage in efforts to strengthen adherence to our environmental policies and programs.
We have an explicit commitment to social and governance responsibility. As of December 31, 2020, approximately 28% of our employees are unionized under a collective bargaining agreement. Employees are aware of our stance in supporting organized labor and workers’ rights. In 2019, we raised our minimum wage to $20 per hour. Our employee code of conduct and affirmative action policy, under the leadership of the Director of Diversity and Inclusion, support diversity and inclusion efforts for hiring, training, and workplace culture. 84% of our employees identify as women or people of color. As of December 31, 2020, women held nine of 36 senior management positions (which is defined as Senior Vice President and above) and two of 12 executive management positions (which is defined as Executive Vice President and above). Additionally, five of our 12 board members identify as women or people of color or LGBTQ+.
We regularly advocate for social and governance responsibility. In 2019, we signed the Everytown for Gun Safety platform. In addition, through our institutional investing platform, we regularly engage in shareholder activism, with a particular focus on board diversity, climate change, and forced labor.
Competition
The financial services industry is highly competitive and we compete for loans, deposits, and customer relationships in our geographic markets. We strive to be the bank of choice for socially responsible companies, organizations and individuals working to advance positive social change. Competition involves efforts to retain current customers, make new loans and obtain new deposits, increase the scope and sophistication of services offered, and offer competitive interest rates paid on deposits and charged on loans. Our cost of funds fluctuates with market interest rates and may be affected by higher rates offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. We have a very small market share of the total deposit-gathering or lending activities in the metropolitan areas of New York City, Washington, D.C., Boston, and San Francisco.
In the financial services industry, market demands, technological and regulatory changes and economic pressures have increased competition among banks, as well as other financial institutions. As a result of increased competition, we believe that existing banks have been forced to diversify their services, increase rates paid on deposits and become more cost effective. Meanwhile, corresponding changes in the regulatory framework have resulted in increasing uniformity in the financial services offered by financial institutions. These market dynamics in the financial services industry have increased the number of new bank and non-bank competitors and have increased customer awareness of product and service differences among competitors.
We primarily face competition from the five major categories of competitors listed below. In each case, we rely on our focus on our socially responsible mission and on consumer products at a local and increasingly national level to attract mission aligned customers and compete against these competitors.

•Local and regional bank competition within our branch footprint of the metropolitan areas of New York City, Washington, D.C., Boston, and San Francisco. These local and regional banks have the same local focus and engagement with the community and typically offer similar products and servicing capabilities.
•Large banks which have been and are expanding their physical footprint in the metropolitan areas of New York City, Washington, D.C., Boston, and San Francisco. These large banks have significant national-scale resources.
•National “direct” banks, which have sophisticated digital offerings and significant national brand investments that appeal to segments of the population that do not require a physical branch to conduct banking and may offer higher interest rates on deposits.
•Fintech “non-banks.” There are numerous emerging business models and technology innovators entering the field of personal finance. Much of the Fintech innovation has significant capabilities and may be disruptive to traditional banks.
•Other socially responsible banks and financial services companies, including credit unions. We anticipate an increase in competition in socially responsible banking given the recent high-level focus the concept has received.
In commercial banking, we compete to underwrite loans to sound, stable businesses and real estate projects at competitive price levels that also make sense for our business and risk profile. Our major commercial bank competitors include national, regional and local banks that are larger than us and, as a consequence of their size, have the ability to make loans on larger projects or provide a greater mix of product offerings. We also compete with local banks, some of which may offer aggressive pricing and unique terms on various types of loans.
In retail banking, we primarily compete with banks that have a visible retail presence and personnel in our market areas. The primary factors driving competition in consumer banking are customer service, interest rates, fees charged, branch location and hours of operation, online banking capabilities, and the range of products offered. We compete for deposits by advertising, offering competitive interest rates, and seeking to provide a high level of personal service.
In retail lending, we also compete with non-bank mortgage companies. The non-bank competition has access to a wide array of products and services offered through the secondary market and private participants. The ability to quickly utilize the latest technologies, while benefiting from lower regulatory and compliance costs, allow the non-bank competition to add new products at a fast pace. We seek to keep up with the non-bank mortgage competition by utilizing our portfolio products to give customers options they would not find at traditional banks and furthering the customer relationship by offering in-house servicing for portfolio products. Veterans Administration (VA) loans and Federal Housing Authority (FHA) loans are part of our product offerings. We have invested in new technologies to keep pace in the market; integrating services directly into our point-of-sale and loan origination software systems to help mitigate risks and decrease the mortgage processing time. We have consistently increased our market presence in this retail lending space through the use of internet marketing, the ability to have customers apply online, adding more states to our mortgage lending area, collaborating with state and local nonprofits to help low to moderate income borrowers and hiring talented mortgage origination professionals.
In investment management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers and consultants to those client segments. From a custody standpoint, we compete against larger custodial institutions, such as State Street and BNY Mellon, and smaller, client-service oriented custodial banks, such as US Bank, Regions Bank and M&T Bank. In investment management, we regularly compete against a host of firms that provide passive equity index replication to their clients, including State Street, BlackRock, and Vanguard. Our active products, both in equities and fixed-income, compete against dozens of institutional managers who traditionally provide services to Taft-Hartley funds, public funds and endowments/foundations. Our recent agreement with Invesco to be our principal investment sub-adviser will add to this suite of products.
We have focused on providing value-added products and services to our clients, which we are able to do because of our close relationships with them, and our affinity to their missions. We believe our ability to provide a flexible, sophisticated products and customer-centric process to our customers and clients allows us to stay competitive in the financial services environment. We have taken a segment-specific position on remaining competitive, both within our branch and online banking markets, for consumer, small business and commercial clients.

Our Market Area
We are focused on geographic markets with large and growing populations of our target customer base. Our primary geographic markets include the metropolitan areas in New York City, Washington, D.C., San Francisco, and Boston. Based on research we commissioned, each of these markets is densely populated with a significant number of values-based businesses and non-profit organizations. We are also able to leverage our heritage as a socially responsible bank to market to customers nationwide.
We currently have an efficiently managed network of three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco (acquired in the NRB Acquisition), and one commercial office in Boston. Following our success in New York, a community we have now been a part of for nearly a century, we entered the Washington, D.C. market with a successful strategic expansion in 1998. We bolstered our efforts in the Washington, D.C. market in 2012 and have since generated a 41% compound annual deposit growth rate during the six-year period ended December 31, 2020.
Our Business Model
We are a full-service commercial bank offering a broad range of deposit products, trust and investment management services, and lending services. We generate relationship deposits from our values-based commercial clients and consumer customers. We further develop new and existing relationships through our trust, custody, and investment management services, which generate fee income, and we also offer investment, brokerage, asset management, and insurance products to our retail customers through a third-party broker dealer. Because our target customer base has historically had limited credit needs, we generate a significant amount of excess liquidity from these relationships, which we, in turn, deploy through a conservative asset allocation strategy to achieve attractive risk-adjusted returns.
Deposits
We gather deposits primarily through teams of bankers organized based on region and client segment. Our teams of dedicated bankers have a strong familiarity with the segments they cover, and many have worked with organizations that make up our target customer base before starting their career in banking. We believe our deep understanding of these segments, customized solutions and relationship-based, personalized service model enable us to address our customers’ unique banking needs. As a result, we believe we have become one of the leading banks of choice for many of these groups who, in turn, contribute a significant source of low-cost core deposits to the bank. Our total deposit base is composed of 49% non-interest-bearing accounts and has an average cost of deposits of only 19 basis points for the year ended December 31, 2020. We believe that our focus on serving the banking interests of the mission-driven customer market gives us a competitive advantage over other commercial banks in generating business from our target customer base.
In addition to this commercial business development structure, we source consumer deposits through our branch network, online network, and mobile platform. Through these channels, we offer a variety of deposit products, including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. As of December 31, 2020, our deposit base consisted of $2.6 billion of checking deposits, $2.5 billion of other liquid deposits such as money market checking, savings and passbook deposits, and $272.0 million of certificate of deposits. Approximately 19% of our total deposits came from consumer customers and 81% from commercial clients. The vast majority of our commercial deposits are derived from socially responsible organizations.
Trust and Investment Management
We have been providing institutional trust, custody and investment management services since 1973. This business has become an integral contributor to our franchise and is complementary to our commercial banking business, as they each help support and grow the other. Approximately one-third of our trust and investment management clients utilize our deposit products. The majority of our trust and investment management business consists of institutional investment clients, such as multi-employer pension funds and Taft-Hartley funds.
Our custody service bankers have considerable experience with our target customer base, offering a highly personal approach to customer support and customizable solutions including those which are specifically designed to meet the requirements of the Employee Retirement Income Security Act of 1974 and public sector employee benefit and pension plans, endowments, foundations and family offices. Our core custody services feature a wide-ranging and comprehensive product suite, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers and conversion management, which focus on adding value for our clients.

Our investment management offerings are currently composed of a broad range of both index and actively-managed funds spanning equity, fixed-income, real estate assets and alternative investment strategies. Our experienced team specifically tailors our investment strategy to align with the values of our clients. We launched our LongView family of funds in 1992 to promote advocacy through ownership guided by the investment belief that companies with strong corporate governance deliver stockholders greater and less volatile returns over the long term. We view accountability, prudent risk oversight, social and environmental awareness, relationship with workers, stockholders and the community as the key principles for sustainable value creation that define good governance best practices and enhance the prospects for sound stockholder returns. We play an active role in promoting strong corporate governance through our proxy-voting guidelines, the filing of socially-aligned stockholder proposals, and litigation brought by us on behalf of our investors, and we believe this distinguishes our index funds from similarly situated funds and provides us with a competitive marketing advantage.
The growth of our commercial banking business has contributed meaningfully to the accelerated growth of our trust, custody and investment management services business in recent years. From December 31, 2014 through December 31, 2020, trust and investment management clients have grown at a 4.3% compound annual growth rate. As of December 31, 2020, we had 1,097 custody accounts with $36.8 billion in assets under custody and 529 investment management accounts (including 123 separately managed) with $15.4 billion in assets under management. For the year ended December 31, 2020, we generated $15.2 million of investment and trust fees.
Asset allocation
Our target customer base provides us with what has historically been a stable source of low-cost core deposits, with generally limited credit needs. Therefore, we have historically had a substantial amount of excess liquidity. We believe a key benefit of our differentiated business model is our flexibility to allocate our excess liquidity to achieve attractive risk-adjusted returns. Our earning asset mix today is composed of a combination of loans to target commercial customers, various types of real estate loans, and securities. We have a robust governance process in place to maintain conservative credit standards and underwrite each loan on our balance sheet.
Commercial and Industrial lending
We take a relationship-based approach to our target customer loan origination strategy, as our bankers have developed a deep level of experience with our customers within our target customer base and their unique banking needs. Our business strategy involves us growing our business by earning the trust of these customers through a demonstrated dedication to our shared values—these mission-aligned customers seek our expertise in order to obtain various forms of specialty lending. Our specialty lending includes bridge financing guaranteed by philanthropic grants, financing for owner-occupied union facilities, loans to affordable housing construction funds administered by leading Community Development Financial Institutions Funds, loans for commercial solar deployment and other renewable power and energy efficiency projects, and loans to political campaigns.
Real estate loans
Our real estate portfolio consists of loans to individuals and commercial businesses, including 1-4 family, multifamily, and CRE.
Residential Real Estate
Our portfolio of originated real estate loans to individuals is based primarily in our geographic markets, but also a minority of real estate loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union (SEIU) and American Federation of Teachers (AFT). We began offering residential mortgage loans in 2012 and have since originated approximately 2,500 loans totaling $1.0 billion, and through December 31, 2020, we have not experienced any losses on this portfolio. Our residential loans are primarily closed-end mortgage loans, secured by a first lien on 1-4 family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. We also own portfolios of purchased 1-4 family loans (purchased starting in 2014 representing 3.9% of total assets as of December 31, 2020) with a weighted average loan-to-value ratio (“LTV”) below 60% and a majority of borrowers have FICO credit scores above 725 at origination. There have been no credit losses or any material delinquencies from these loans since purchase. For residential real estate loans originated or purchased after 2012, the most recent available average LTV and FICO scores are 59% and 765, respectively.

Multifamily and CRE
A substantial portion of our portfolio is composed of multifamily loans made to customers in New York, predominantly for rent-stabilized buildings. We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. Our cumulative historical multifamily loss rate from January 1, 2010 through December 31, 2020 is 49 basis points. The average LTV at origination of our Multifamily loans is 58%. Approximately 42% of multifamily loans had an LTV less than or equal to 60% at origination and approximately 92% had an LTV less than or equal to 75% at origination. Other CRE exposure is also predominantly in the New York metropolitan area and includes loans on office buildings, retail centers, industrial facilities, medical facilities and mixed-use buildings with an average LTV of 54% at origination.

While COVID has had an impact on LTVs, it is difficult to determine the true impact. The bank has new appraisals for 25 loans, or $187.9 million in outstanding principal balance, that received payment deferrals due to COVID. The weighted average LTV at origination of these loans was 56% and the updated weighted average LTV is 62%, a 6% increase. This lower than expected increase is due to improving valuations over the past several years such that a deal originated in 2017 would have a much higher value had an appraisal been ordered in Jan 2020, before dropping due to COVID. Our internal analysis shows ~4-5% per year improvement in LTV leading up to COVID and then a ~20-25% drop in LTV. While an extrapolation based on so little data (only 25 updated appraisals thus far) may not be statistically significant, if this held, the Bank’s weighted average LTV post-COVID would be increase ~6% - to 64% from 58% for MF and to 60% from 54% for other properties.
At December 31, 2020 our total multifamily portfolio is $947.2 million, and our total multifamily loan exposure in New York State is approximately $765.0 million. Approximately 67% of these loans are to buildings with at least one rent regulated unit and approximately 62% of all units in the portfolio are rent regulated.
In June 2019, New York State passed new rent control/stabilization laws that limit an owner's ability to raise rents and bring units up to fair market rent. The long-term impact of this change is unknown and has dampened new business opportunities. We underwrite to existing rent rolls and have a conservative approach to revenue increases for takeout analysis. It is possible that over time, and coupled with a downturn in the economy, fair market values may deteriorate, driving up LTV ratios.
Securities
Our securities portfolio primarily consists of high quality and liquid investments in mortgage-backed securities to government sponsored entities and other asset-backed securities. All non-agency securities are senior tranche and approximately 83.4% of our non-agency securities at December 31, 2020, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, carry AAA credit ratings and 16.6% carry A or higher. As of December 31, 2020, our securities portfolio, including Federal Home Loan Bank of New York (“FHLB”) stock, has a weighted average yield of 2.53% and a weighted average life of 4.4 years. Approximately 75.7% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLB stock represented 32.7% of total interest earning assets as of December 31, 2020.

In 2019, we expanded into residential Property Assessed Clean Energy (“PACE”) financing which allows residential borrowers to finance energy efficient and other socially responsible home improvements with the repayment made through property tax assessments collected by municipalities. PACE assessments are typically pari passu with tax liens and senior to mortgage debt. In 2019, we entered into four separate transactions to purchase a total of $261.4 million of PACE assessments. The assessments were originated by two different companies and were backed by properties from California and Florida. The average assessment-to-value at origination for our residential PACE purchases was 8% in 2019 and 2020. We added $206.7 million in PACE assets in 2020. PACE assessments are non-rated pass-through securities with no structural protections or guarantees added at the security level.
Our Business Strategy
We have a clearly defined mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive social change. Our vision is to provide banking that furthers economic, social, and environmental justice. Our differentiated model of providing relationship-based, personalized-service and customized solutions while sharing our customers’ values has driven the growth of our commercial banking, trust and investment management, and increasingly our consumer banking businesses.
We expect to further enhance our franchise value by continuing to develop organic relationships with our target customer base and maintaining our risk and expense discipline. We plan to expand our customer base by forming new relationships with our target customers in existing markets, strategically expanding into new geographies, and through opportunistic acquisitions. We believe this will drive growth in our core banking business and our trust and investment management business. Protecting our values-based franchise also requires disciplined risk and expense management, which we believe is essential to our business strategy. Commitment to our customers’ values is a central tenet of our differentiated business model and we expect it to continue to serve as the pillar of our broader business strategy.
Focus on Deposit-led Organic Growth
Our primary goal is to develop organic relationships in our target customer segments to support the growth of our high quality, low-cost core deposit base. Our growth has been achieved by providing relationship-based, personalized-service and customized solutions. The success of our deposit gathering strategy has enabled us to become a primarily core deposit-funded institution, resulting in a lower cost funding base. Core deposits, which include checking accounts, money market accounts, and savings accounts, totaled $5.1 billion as of December 31, 2020 and represented 95% of total deposits. Our deposit strategy enables us to attract commercial depositors that also borrow and invest with us. Our deposit growth in the New York metropolitan area has increased at a 6% compound annual growth rate from December 31, 2014 through December 31, 2020 despite our branch rationalization that resulted in the closure of 21 branches. We believe our reputation within our target customer base positions us well to sustain our growth trajectory.
Geographic Expansion
We intend to consider strategic expansions, either organically or through acquisitions, into new markets that have a large constituency of socially responsible organizations and individuals. We are demonstrating our ability to grow through expansion in Washington, D.C. and through acquisitions with the completed acquisition of NRB, based in San Francisco. In 2020, we opened our first commercial office in Boston as part of our efforts to expand organically into new markets. We intend to continue evaluating opportunities to efficiently expand our geographic footprint into other large metropolitan areas throughout the United States that share the same characteristics as our other current markets. Based on research we commissioned, potential markets that we believe have similar target customer bases with sizeable asset concentrations include Chicago and Los Angeles. Other notable markets include Seattle and Austin.
We expect to continue to work to identify, from time to time, opportunistic acquisitions that are financially attractive, as demonstrated in the NRB Acquisition, and either enhance our penetration in existing markets or help us gain entry into new markets. Our ideal targets are banks that cater to segments of our target customer base. We believe that we will be well-positioned as an acquirer of choice because of our shared values, financial strength and operating model.
Grow Trust and Investment Management Business
We have been dedicated to serving the investment needs of our institutional clients for more than 40 years. We are committed to fostering strong client relationships and unparalleled understanding of our clients’ goals and objectives. We offer a broad range of both index and actively-managed funds spanning equity, and fixed-income strategies. As of December 31, 2020, we had $36.8 billion of assets under custody and $15.4 billion of assets under management. The growth of our commercial banking business has fueled the continued growth of our trust and investment management business, as approximately one-third of our trust and investment management clients utilize our deposit products. Our existing commercial clients have large trust and investment management needs. Our current infrastructure provides the necessary scale to increase our market presence among corporations, endowments, foundations and family offices. Historically, we performed many of our investment management services "in house" while leveraging a range of sub-advisors for specific needs. In December 2019, we announced a strategic alliance with Invesco to serve as our primary investment management subadvisor and meaningfully reduced the assets directly managed by the Bank. Invesco brings significant scale and experience to our investment management business, with over $1.2 trillion in assets, as of November 2020. Invesco has a wide range of investment management services across asset classes, with experience in Taft-Hartley plans, and a significant range of social responsibility investment products aligned with our mission. In 2020, approximately three-fourths of our investment management assets were transitioned to Invesco for subadvisory services, allowing the bank to leverage their investment management platform and expertise, reduce risk and lower costs. We expect this alliance to also lead to new product development aimed specifically at the needs expressed by our mission-oriented clients.
The development of our regional banking model places added emphasis on providing our clients a suite of commercial banking products, including trust and custody services, which are specifically tailored to their needs. We provide additional customized products to our clients, allowing us to expand our product suite and increase efficiency, based on our close relationship to them, and our deep understanding of their segment needs. We believe that our values, reputation and superior client service will help us further broaden our existing client relationships and foster continued growth in the products and services we offer them. We believe that as our assets under management and assets under custody continue to grow, our trust and investment management business will meaningfully contribute to our profitability given the limited amount of capital required to support this business.
Maintain a Prudent Approach to Asset Allocation
Our business model has historically generated a substantial source of low-cost core deposits and we believe that it will continue to do so. As noted above, our target customers have historically had limited credit needs and we do not expect that these needs will change meaningfully. As such, our business model gives us access to excess liquidity, which we intend to prudently manage to optimize risk-adjusted returns. We expect that our lending strategy will continue to consist of real estate and C&I loans as well as purchases of high-quality loans such as government guaranteed loans supported by the Small Business Administration or the United States Department of Agriculture, consumer loans focused on mission-aligned solar panel installations, or loans from other financial institutions with a track record of strong credit underwriting performance.
Underwriting and Credit Risk Management
Underwriting. Certain credit risks are inherent in all loans. These risks include risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. Although we both originate and purchase pools of loans, we apply the following underwriting standards to all of our loans. We attempt to mitigate repayment risks by adhering to internal credit limits, a multi-layered approval process for loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our management, lending officers and credit administration team emphasize a strong risk management culture which is supported by comprehensive policies and procedures for credit underwriting, funding and administration that we believe has enabled us to maintain sound asset quality. Our underwriting methodology emphasizes analysis of global cash flow coverage, property cash flow in the case of real estate loans, loan to collateral value, and obtaining personal guaranties where appropriate. Also, in the case of most income-property loans, we require that borrowers are special purpose entities.
Our Board of Directors has assigned oversight responsibility for our credit risk functions to its Credit Policy Committee, which is responsible for setting our credit risk appetite and approving our credit policy. This policy is updated periodically and reviewed in its entirety at least once per year. Our Board has established a Management Level Credit Committee, which is charged with formulating, subject to the Credit Policy Committee’s approval, and administering our credit policy. The Management Credit Committee reviews and has the authority to approve, delay or deny all requests for new and existing credit exposures within the limits and practices established by our credit policy. Among other responsibilities, the Management Credit Committee reviews and approves (i) all C&I commercial credit exposure requests greater than $3 million; (ii) all CRE non-multifamily and CRE multifamily greater than $10 million; and (iii) approves residential lending credit requests of more than $2 million. The Credit Policy Committee must approve any loan over $25 million, as well as specific programs that are new to the bank or are subject to heightened risk.
Our Management Credit Committee is chaired by the Executive Vice President-Chief Credit Risk Officer and includes our President and Chief Executive Officer, Senior Executive Vice President-Chief Financial Officer, Executive Vice President-Treasurer, Executive Vice President-Director of Commercial Banking, Senior Vice President-Senior C&I Credit Officer, Senior Vice President-Senior Real Estate Credit Officer, Senior Vice President-Commercial Real Estate Lending, Executive Vice President-General Counsel, and Senior Vice President-Senior Lending Officer. Our Management Credit Committee generally meets weekly to evaluate and approve credits brought by loan officers. Prior to submitting a loan for approval, the loan will have gone through several rounds of underwriting and credit review starting with deal screens, underwriting performed by the lending unit, a review of the underwriting by our Credit Risk Management team, submission of a formal credit application memorandum that is also reviewed by our Credit Risk Management team, and an approval to move forward by a senior credit officer. Particularly, during the underwriting process and prior to presentation to the Management Credit Committee, the collateral properties on multifamily and CRE loans are visited by the originating relationship manager, and, for loans of greater than $5 million, an additional visit is generally made by one of our senior credit officers prior to loan closing. There are no automatic factors that preclude a loan from being approved as we focus on the totality of the credit opportunity including the borrower’s financial strength, industry, loan structure, strategic fit, and economics. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process which includes, but is not limited to, the following:
•understanding the customer’s financial condition and ability to repay the loan;
•verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•observing appropriate LTV guidelines for collateral secured loans;

•maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral;
•ensuring that each loan is properly documented with perfected liens on collateral; and
•the purpose of the loan.
There is a restricted industry list and certain underwriting requirements that must be met or the loan is considered an exception and must receive higher levels of review, where such review includes a review of the mitigations for the exception and a reason to continue reviewing the loan.
We use third party appraisers to appraise the properties on which we make loans. We choose these appraisers from a small group of qualified individuals and firms based on the specific type of property and the geographic area in which the property is located. The appraisal review process has been outsourced. The Appraisal Management Company selects the appraising individual or firm (from a Bank-approved list), orders the appraisal, and reviews the completed appraisal. The full process is managed by the Senior Vice President-Senior Real Estate Credit Officer.
For 1-4 family residential loans (first lien), our general policy is not to exceed an LTV of 80% unless the borrower obtains mortgage insurance. The LTV generally declines as the amount of the loan increases. As of December 31, 2020, the weighted average LTV for our 1-4 family residential loans at origination was approximately 67%. For multifamily and CRE loans, our policies are to obtain an appraisal on each loan and, generally, to not exceed an LTV of 80% and 75%, respectively.
Our stringent loan origination policies and underwriting standards have resulted in a low historical loan loss experience. Since 2012 and as of December 31, 2020, we have originated more than $1.1 billion of 1-4 family residential loans (including home equity lines of credit) and, have not experienced any losses. Prior to 2009, however, we purchased more than $900 million of 1-4 family residential mortgages from third parties, which resulted in significant losses. In 2009, the balance of 90 days or more delinquent loans was $48.1 million. Since the beginning of 2014, we have focused on managing this portfolio and have decreased our average annual loss rates from 97 basis points for the time period of 2010 through 2013 to 85 basis points for the time period of 2014 through 2017. In 2020, this portfolio had a $0.5 million net recovery. The balance of 90 days or more delinquent loans has decreased from $48.1 million as of December 31, 2009 to $14.3 million as of December 31, 2020.
Loans to One Borrower. In accordance with “loans-to-one-borrower” regulations promulgated by the New York State Department of Financial Services, which we refer to as NYDFS, we are generally limited to lending no more than 15% of our unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, we must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of our unimpaired capital and unimpaired surplus. At December 31, 2020, our regulatory limit on loans-to-one borrower was $84 million. Our Management Credit Committee approval limit is $25 million, any loan over $25 million must be approved by the Credit Policy Committee. We regularly monitor concentration risk, which is the risk of lending too much to one particular customer or type of customer. Our loan policy establishes detailed concentration limits and sub limits by loan type and geography. Our Management Credit Committee and our Credit Policy Committee review our concentration reports on a quarterly basis.
Ongoing Credit Risk Management. Credit risk management involves a collaboration among our loan officers or relationship managers, underwriters, and credit approval, credit administration, portfolio management and collections or loan workout personnel. We apply our collection policies uniformly to both our portfolio loans and loans serviced for others. We conduct monthly loan quality meetings, attended by representatives from each of the aforementioned groups, including the business unit leaders. Our Loan Quality Committee is our executive and senior management governing body for monitoring loan performance, focusing on loans with credit risk ratings of classified or criticized loans, or as determined by our Chief Credit Risk Officer or Senior Credit Officers. Loans that are deemed classified or criticized undergo a detailed monthly review by our Loan Quality Committee. Criticized loans are special mention loans as they show potential weakness that if not addressed by management may lead to performance and collectability issues. Classified loans are substandard-accruing loans, substandard non-accruing loans, and doubtful loans.
•Substandard-accruing loans have weaknesses that are likely to lead to collectability issues although it is expected that all principal will be repaid.
•Substandard non-accruing loans have weaknesses that are likely to lead to collectability issues coupled with the possibility that not all of the principal will be collected.

•Doubtful loans have significant weaknesses coupled with a probability that some level of loss will be realized at some point in the future.
Our review of classified and criticized loans includes an evaluation of the market conditions, the property’s (or business entity’s) trends, the borrower and guarantor status, the level of reserves required, and loan accrual status.
Our Loan Quality Committee also reviews: delinquent loans, upcoming maturities, credit review cycles, and other credit monitoring reports across both the loan quality portfolio and non-loan quality portfolio, as well as non-performing residential loans. The Loan Quality Committee has approval authority for loan amendments and credit risk rate changes for reviewed credit exposures. A credit risk change requires a majority vote of the Loan Quality Committee and is reported to the Credit Policy Committee. After approval by Loan Quality Committee, the credit risk change is verified through a control process in our system.
In accordance with our policy, we perform annual asset reviews of our multifamily, CRE, and C&I loans. All C&I loans in excess of $1 million are reviewed at least annually, or quarterly based on size criteria. Pass-rated CRE and multifamily loans are reviewed annually or biannually based on size and location, and all watch list loans are reviewed monthly. As part of these credit reviews, we analyze recent financial statements of the borrower and any additional market data that may impact the borrower’s ability to repay the loan. Upon completion, we update the grade assigned to each loan. Relationship managers are encouraged to bring potential credit issues to the attention of credit administration personnel. Our credit policy requires at least 40% of our loans to be reviewed by an independent third party to ensure that our assigned risk grades are appropriate. Our current engagement requires the independent third party to review at least 50% of our loans by exposure. The loans are typically selected by the independent third-party reviewer except that the reviewer must review all of our leveraged loans, loans with over $20 million exposure, C&I loans with over $10 million exposure, all construction and farmland, all loans in our lowest pass-rated risk rating with exposures over $1 million, municipality/public finance loans, and classified or criticized loans. During the 2020 review, there were no recommended downgrades.
Management reviews the reports prepared by the independent reviewers and presents these reports to the Audit Committee and the Credit Policy Committee of the Board. These asset review procedures provide management and the Board with additional information for assessing our asset quality.
Information Technology Systems
We make continuous investments in order to maintain modern, efficient and scalable information technology systems. We outsource most of our processing and services, which allows us to collaborate with industry-recognized vendors in each market niche, reduce our costs by leveraging the vendors’ economies of scale and enable us to expand our capabilities as needed. We work with our third-party vendors to ensure we are utilizing their applications efficiently and to their fullest capability. We use an integrated core system to originate and process loan and deposit accounts, which provides us with a high degree of automation, improves customer experience and reduces costs.
We continuously improve our cybersecurity posture and have implemented a multi-layered defense strategy to protect customer and confidential data. We actively monitor the cybersecurity threat landscape with a focus on the financial services sector for trends and new threats. Our Information Security Department proactively identifies and monitors systems to analyze risk to the organization and implement mitigating controls where appropriate. Formal security awareness training is conducted regularly to increase overall employee awareness about cyber threats. In addition to maintaining a defensive cybersecurity strategy, we have a disaster recovery site in an ISO 27001-certified separate colocation data center. We conduct regular business continuity and disaster recovery exercises to ensure our contingency plans support our operational needs and recovery time objectives.
Human Capital Resources

Our People

As of December 31, 2020, we had 370 full-time employees, approximately 28% of whom are represented by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Two of our service employees at our headquarters, including staff responsible for mechanical and technical repairs, are covered by the 2016 Independent Office Agreement between us and Local 32BJ, Service Employees International Union, the agreement of which was amended and extended through December 31, 2023. The agreement generally governs, among other things, the subject employees’ compensation, vacation, severance, and working conditions and provides the union will only strike under very limited circumstances.

Certain of our office and clerical employees are covered by the Collective Bargaining Agreement between us and the OPEIU local 153. The agreement generally governs, among other things, the subject employees’ compensation, vacation, severance, and working conditions and contains a “no-strike” clause, whereby, during the term of the agreement, the union will not strike and we will not initiate a lockout. On March 11, 2020, we and the OPEIU entered into an Amended and Restated Collective Bargaining Agreement, which (i) extended the term of the collective bargaining agreement to June 30, 2023, (ii) provided for a 3% wage increase effective the 1st of July 2020, 2021 and 2022, respectively, and (iii) reflected the minimum hourly wage increase of $20 per hour or $39,000 annually for entry level positions while also increasing the minimum hourly and annual salary for all subsequent union grade levels. The Amended and Restated Collective Bargaining Agreement made no other material changes to the Collective Bargaining Agreement.

Diversity, Inclusion and Equity

We believe maintaining and promoting a diverse and inclusive workplace where everyone feels valued and respected is essential for our growth. Diversity is important to us at the highest levels and our board of directors is currently comprised of four women, two racially or ethnically diverse members, and one LGBTQ+ member. We intend to nominate another woman to fill the vacant seat on our board of directors.

We are focused on cultivating a diverse, inclusive and equitable culture where our employees can freely bring varied perspectives and experiences to work. We seek to hire and retain highly talented employees and empower them to create value for our stockholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and provide annual employee trainings on diversity, inclusion and equity. We have established Employee Resource Groups to support employees from marginalized populations to help cultivate a healthy workplace culture. As of December 31, 2020, approximately 59% of our employees identify as women and women hold nine of 36 senior management positions, and 61% of our employees identify as under-represented minorities and they hold 19% of senior management positions. To increase diverse representation in our workforce, particularly in senior management, we have established placement goals for minorities and women where warranted and expanded recruitment at career fairs with diverse candidates.

In addition, in response to the civil unrest that erupted in the spring of 2020, we established a Racial Task Force, composed of employees from a wide spectrum of the Bank, to promote was established with the goals of promoting racial equity in employee hiring, retention and promotion, professional development and training, and community outreach.

Culture and Employee Engagement

We believe continuous engagement with our employees is important to driving our success. We perform engagement surveys annually to allow us to identify areas of strength and opportunities for improvement to ensure continued satisfaction and retention of our employees. Our President and Chief Executive Officer holds a Town Hall-style meeting annually with our employees, covering topics such as business strategy and outlook, our competitive landscape, emerging industry trends and offers a question and answer session with management. We believe this format promotes strong and productive conversations across our organization.

Competitive Pay/Benefits

To attract and retain talent, we offer a comprehensive compensation and benefits package that includes health insurance, pension, savings plans, employee stock purchase plan and tuition reimbursement. In 2019, we increased our minimum wage to $20 per hour.

We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive pay programs and to benchmark them against those of industry peers. We align our executives’ pay with performance by linking incentive pay to financial performance and we have stock ownership requirements for senior executives.

Promotions and Tenure

We believe our success depends on developing and retaining our employees. From December 31, 2019 to December 31, 2020, approximately 7.3% of our workforce was promoted. The average tenure of our employees is approximately nine years.

COVID-19 related safety measures

The health and safety of our employees and customers is our highest priority. To that end, in March 2020, we successfully transitioned our office employees to a remote work environment. For our branch employees and customers, we have instituted safety procedures such as requiring mask wearing, cleaning protocols, providing personal protective equipment and cleaning supplies and health screening procedures for employees and protocols for dealing with actual and suspected COVID-19 cases.
Significant Subsidiaries
The Company owns all of the capital stock of the Bank. The Bank owns a 99.6% equity interest and controls the operations of its subsidiary, Amalgamated Real Estate Management Company (“AREMCO”), which is a consolidated real estate investment trust holding certain of our purchased and originated loans. The income generated from the loans held in AREMCO is paid out to stockholders, including the Bank, in the form of dividends. AREMCO calculates its annual dividend to equal or exceed 95% of the projected annual taxable income and during December of each year, the Board of Directors of AREMCO declares a dividend to be paid to stockholders in the following January. The dividend encompasses the outstanding tranches of AREMCO stock as follows: Class A Senior Preferred Stock, Class B Senior Preferred Stock, and Junior Preferred Stock.
For the year ending December 31, 2020, AREMCO had $7.9 million in taxable income. In December 2020, the Board of Directors of AREMCO declared a dividend payout of $7.5 million to be paid to stockholders on January 23, 2021. The dividend encompassed the outstanding tranches of AREMCO stock as follows; $4,284.95 per share of Class A Senior Preferred Stock, $5.00 per share of Class B Senior Preferred Stock, and $80.00 per share of Junior Preferred Stock. The dividend payable to us was approximately $7.5 million and was recorded as an adjustment to retained earnings.
The Bank also has several other insignificant subsidiaries, including subsidiaries to hold our other real estate owned property (OREO), which is real estate property owned by us that is not directly related to our business.
Available Information
We provide our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act on our website at www.amalgamatedbank.com under the Investor Relations section. These filings are made accessible as soon as reasonably practicable after they have been filed electronically with the SEC. These reports are also available free of charge on the SEC's website at www.sec.gov. The information on our website is not incorporated by reference into this report.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended primarily for the protection of customers, depositors and other consumers, the FDIC’s Deposit Insurance Fund (the “DIF”), and the banking system as a whole; not for the protection of our other creditors and stockholders.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of those laws and regulations on our operations. The following is a general summary of the material aspects of certain statutes and regulations applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

Legislative and Regulatory Developments

Although the 2008 financial crisis has now passed, the legislative and regulatory response, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), will continue to have an impact on our operations.

In addition, newer regulatory developments implemented in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act and omnibus federal spending and economic stimulus legislation titled the "Consolidated Appropriations Act, 2021," which enhanced and expanded certain provisions of the CARES Act, have had and will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010 and impacts financial institutions in numerous ways, including:

•The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;
•Granting additional authority to the Board of Governors of the Federal Reserve (the “Federal Reserve”) to regulate certain types of nonbank financial companies;
•Granting new authority to the FDIC as liquidator and receiver;
•Changing the manner in which deposit insurance assessments are made;
•Requiring regulators to modify capital standards;
•Establishing the Consumer Financial Protection Bureau (the “CFPB”);
•Capping interchange fees that certain banks charge merchants for debit card transactions;
•Imposing more stringent requirements on mortgage lenders; and
•Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

The CARES Act and Initiatives Related to COVID-19

On March 27, 2020, the CARES Act, was signed into law and provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of financial institutions like the Bank. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, life cycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act.

We continues to assess the impact of the CARES Act, the Consolidated Appropriations Act, 2021 and the potential impact of new COVID-19 legislation and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments will also be deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 into law which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.”

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permits banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications are related to COVID-19, and (iii) the modification occurs between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

New York State COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020. This Act places a moratorium on residential evictions and residential foreclosures until May 1, 2021 for those who have endured COVID-19-related hardships.

Amalgamated Financial Corp.

We own 100% of the outstanding capital stock of the Bank, and therefore we are considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHC Act and its regulations promulgated thereunder.

Permitted Activities. Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•banking or managing or controlling banks;
•furnishing services to or performing services for our subsidiaries; and
•any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•factoring accounts receivable;
•making, acquiring, brokering or servicing loans and usual related activities;
•leasing personal or real property;
•operating a non-bank depository institution, such as a savings association;
•trust company functions;
•financial and investment advisory activities;
•conducting discount securities brokerage activities;
•underwriting and dealing in government obligations and money market instruments;
•providing specified management consulting and counseling activities;
•performing selected data processing services and support services;

•acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•performing selected insurance underwriting activities.

As a bank holding company, the Company can elect to be treated as a “financial holding company,” which would allow it to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We currently plan to seek designation as a financial holding company immediately following the completion of the reorganization. In order to elect financial holding company status, at the time of such election, each insured depository institution that the Company controls must be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

The Federal Reserve has the authority to order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

Expansion Activities

The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before merging with another bank holding company, acquiring substantially all the assets of any bank or bank holding company, or acquiring directly or indirectly any ownership or control of more than 5% of the voting shares of any bank. A bank holding company is also prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company engaged in nonbanking activities, other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident to the business of banking.

Change in Control

Two statutes, the BHC Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHC Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the board of directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. On January 30, 2020, the Federal Reserve issued a final rule (which became effective September 30, 2020) that clarified and codified the Federal Reserve’s standards for determining whether one company has control over another. The final rule established four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. State laws, including New York law, require state approval before an acquirer may become the holding company of a state bank.

Under the Change in Bank Control Act, a person or company is required to file a notice with the Federal Reserve if it will, as a result of the transaction, own or control 10% or more of any class of voting securities or direct the management or policies of a bank or bank holding company and either if the bank or bank holding company has registered securities or if the acquirer would be the largest holder of that class of voting securities after the acquisition. For a change in control at the holding company level, both the Federal Reserve and the subsidiary bank's primary federal regulator must approve the change in control; at the bank level, only the bank’s primary federal regulator is involved. Transactions subject to the BHC Act are exempt from Change in Control Act requirements. For state banks, state laws, including that of New York, typically require approval by the state bank regulator as well.

Source of Strength

There are a number of obligations and restrictions imposed by law and regulatory policy on bank holding companies with regard to their depository institution subsidiaries that are designed to minimize potential loss to depositors and to the FDIC insurance funds in the event that the depository institution becomes in danger of defaulting under its obligations to repay deposits. Under a policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan.

The Federal Reserve also has the authority under the BHC Act to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities’ additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

In addition, the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDIA”) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC’s claim for damages is superior to claims of stockholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of our Bank.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements and Payment of Dividends

The Federal Reserve will impose certain capital requirements on the Holding Company under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described above under “Amalgamated Bank—Capital and Related Requirements” Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.

The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware public benefit corporation, the Company is subject to the limitations of the Delaware General Corporation Law, or DGCL. The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (a) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (b) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (c) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III capital rules, financial institutions that seek to pay dividends will have to maintain the 2.5% capital conservation buffer. See “—Amalgamated Bank—Capital and Related Requirements.”

Restrictions on Affiliate Transactions

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations any of affiliates of the bank. Section 23A also applies to derivative transactions, repurchase agreements and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same stockholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

Amalgamated Bank

General

As a New York state-chartered bank, we are examined, supervised and regulated by the NYDFS and the FDIC (our primary federal regulator). The statutes enforced by, and regulations and policies of, these agencies affect most aspects of our business, including prescribing the permissible scope of our activities, permissible types of loans and investments, the amount of required reserves, requirements for branch offices, and various other requirements.
Our deposits are insured by the FDIC to the fullest extent permissible by law. As an insurer of deposits, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises the operations of all institutions to which it provides deposit insurance. In addition, because we are a state non-member bank, the FDIC is also our primary federal regulator. Accordingly, the approval of the FDIC is required for certain transactions in which we may engage, including any merger or consolidation involving us, a change in control over us, or the establishment or relocation of any of our branch offices. In reviewing applications seeking approval of such transactions, the FDIC may consider, among other things, the competitive effect and public benefits of the transactions, the capital position, financial and managerial resources and future prospects of the organizations involved in the transaction, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see “Community Reinvestment Act” below) and the effectiveness of the organizations involved in the transaction in combating money laundering activities. The FDIC also has the power to prohibit these and other transactions even if approval is not required, and could do so if we have otherwise failed to comply with all laws and regulations applicable to us.

New York Law
As a New York-chartered bank, New York law governs our licensing and regulation, including organizational and capital requirements, fiduciary powers, investment authority, branch offices and electronic terminals, declaration of dividends, changes of control and mergers, out of state activities, interstate branching and banking, debt offerings, borrowing limits, limits on loans to one obligor, liquidation, sale of shares or options in Amalgamated to its directors, officers, employees and others, the purchase by Amalgamated of its own shares, and the issuance of capital notes or debentures. The NYDFS is charged with our supervision and regulation.
Unsecured loans to one person generally may not exceed 15% of the sum of our capital stock, allowance and capital notes and debentures, and both secured and unsecured loans to one person (excluding certain secured lending and letters of credit) at any given time generally may not exceed 25% of the sum of our capital stock, allowance and capital notes and debentures. We are required to invest our funds in accordance with limitations under New York law and may only make investments that are permissible investments for banks, subject to any limitations under any other applicable law.
In addition to remedies available to the FDIC (which are discussed below), the Superintendent of the NYDFS may take possession of our bank if certain conditions exist, such as conducting business in an unsafe or unauthorized manner, impairments of capital, suspended payments of obligations, or violation of law.
Safety and Soundness Regulation
As an insured depository institution, we are subject to prudential regulation and supervision and must undergo regular on-site examinations by our banking agencies. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. We file quarterly consolidated reports of condition and income (“call reports”) with the FDIC and NYDFS. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.
The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions including our bank. The safety and soundness guidelines relate to, among other things, our internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, asset growth, and interest rate exposure. The standards assist the federal banking agencies with early identification and resolution of problems at insured depository institutions. If we were to fail to meet these standards, the FDIC could require us to submit a compliance plan and take enforcement action if an acceptable compliance plan were not submitted. In addition, the FDIC could terminate our deposit insurance if it determines that our financial condition was unsafe or unsound or that we engaged in unsafe or unsound practices that violated an applicable rule, regulation, order or condition enacted or imposed on us by our regulators.
Payment of Dividends
The power of the Board of Directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions that limit the amount available for such distribution depending upon earnings, financial condition and cash needs of the institution, as well as general business conditions. Insured depository institutions are also prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if after such transaction the institution would be less than adequately capitalized.
Under New York law, we are prohibited from declaring a dividend so long as there is any impairment of our capital stock. In addition, we would be required to obtain approval from the NYDFS prior to declaring a dividend if the dividend would cause the total aggregate amount of our dividends in the calendar year to exceed our total net profits for that calendar year combined with retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock.
Under certain circumstances, the FDIC may determine that the payment of a dividend would be an unsafe or unsound practice as a result of our financial condition and to prohibit the payment thereof. In particular, the FDIC has stated that excessive dividends can negate strong earnings performance and result in a weakened capital position and that dividends generally can be disbursed, in reasonable amounts, only after losses are eliminated and necessary reserves and prudent capital levels are established. In addition, the capital rules (and in particular, the capital conservation buffer, which was fully phased-in on January 1, 2019), require us to maintain 2.5% in Common Equity Tier 1 capital in order to pay a cash dividend. See “—Capital and Related Requirements.”
Capital and Related Requirements
We are subject to comprehensive capital adequacy requirements intended to protect against losses that we may incur. Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which we refer to as Basel III, impose minimum capital requirements for bank holding companies and banks. The BASEL III rules apply to all state and national banks and savings and loan associations regardless of size and bank holding companies and savings and loan holding companies other than "small bank holding companies," generally holding companies with consolidated assets of less than $3 billion. More stringent requirements are imposed on “advanced approaches” banking organizations—those organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel II capital regime.

The rules include certain higher risk-based capital and leverage requirements than those previously in place. Specifically, we are required to maintain the following minimum capital requirements:

•a common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%;
•a Tier 1 risk-based capital ratio of 6%;
•a total risk-based capital ratio of 8%; and
•a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January 1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting, and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective for us. At this time, we cannot yet reasonably determine the magnitude of such one-time cumulative adjustment, if any, or of the overall impact of the new standard on our business, financial condition or results of operations.
In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, banks and holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage capital ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage capital ratio greater than 8%. A banking organization that fails to maintain a leverage capital ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III rules and file the appropriate regulatory reports. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the FDIA. The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2020, our capital ratios exceeded the minimum ratios established for a “well capitalized” institution.
The following is a list of the criteria for each PCA capital category:
•Well Capitalized—The institution exceeds the required minimum level for each relevant capital measure. A well-capitalized institution:
•has total risk-based capital ratio of 10% or greater; and
•has a Tier 1 risk-based capital ratio of 8% or greater; and
•has a common equity Tier 1 risk-based capital ratio of 6.5% or greater; and
•has a leverage capital ratio of 5% or greater; and
•is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.
•Adequately Capitalized—The institution meets the required minimum level for each relevant capital measure. The institution may not make a capital distribution if it would result in the institution becoming undercapitalized. An adequately capitalized institution:
•has a total risk-based capital ratio of 8% or greater; and
•has a Tier 1 risk-based capital ratio of 6% or greater; and
•has a common equity Tier 1 risk-based capital ratio of 4.5% or greater; and
•has a leverage capital ratio of 4% or greater.
•Undercapitalized—The institution fails to meet the required minimum level for any relevant capital measure. An undercapitalized institution:
•has a total risk-based capital ratio of less than 8%; or
•has a Tier 1 risk-based capital ratio of less than 6%; or
•has a common equity Tier 1 risk-based capital ratio of less than 4.5% or greater; or
•has a leverage capital ratio of less than 4%.

•Significantly Undercapitalized—The institution is significantly below the required minimum level for any relevant capital measure. A significantly undercapitalized institution:
•has a total risk-based capital ratio of less than 6%; or
•has a Tier 1 risk-based capital ratio of less than 4%; or
•has a common equity Tier 1 risk-based capital ratio of less than 3% or greater; or
•has a leverage capital ratio of less than 3%.
•Critically Undercapitalized—The institution fails to meet a critical capital level set by the appropriate federal banking agency. A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
Effective with the March 31, 2020 Call Report, qualifying community banking organizations that elect to use the new community bank leverage ratio framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements to be deemed well-capitalized. We do not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.
The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan or unless the FDIC determines that the proposed action will further the purpose of PCA. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs.
In addition to measures taken under the PCA provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders that can be judicially enforced, the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, the imposition of a conservator or receiver, or removal and prohibition orders against “institution-affiliated” parties, and termination of insurance of deposits. The NYDFS also has broad powers to enforce compliance with New York laws and regulations.
Community Reinvestment Act and Fair Lending Requirements
We are subject to certain fair lending requirements and reporting obligations involving home mortgages lending operations. We are also subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account our record of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. We are also subject to analogous state CRA requirements in New York and other states in which we may establish branch offices. In connection with their assessments of CRA performance, the FDIC and NYDFS assign a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” We received a “satisfactory” CRA Assessment Rating from both regulatory agencies in our most recent examinations. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.
In December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The Federal Reserve did not join the proposal. On May 20, 2020 the OCC issued a final rule to strengthen and modernize its existing CRA framework, but the
FDIC was not prepared to finalize its CRA proposal at that time.

Consumer Protection Regulations
Our activities are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:
•the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;
•the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in extending credit;
•the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies;
•the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs aspects of the settlement process for residential mortgage loans;
•The Secure and Fair Enforcement for Mortgage Licensing Act of 2018 which mandates a nationwide licensing and registration system for residential mortgage loan originators. The act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator; and
•The Mortgages Acts and Practices - Advertising (Regulation N) prohibits any person from making any material misrepresentation in connection with an advertisement for any mortgage credit product.

In addition, we are subject to increased regulations concerning consumer privacy, including the California Consumer Privacy Act and the New York Department of Financial Services Cybersecurity Regulations.

Our deposit operations are also subject to federal laws, such as:
•the FDIA, which, among other things, limits the amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
•the Truth in Savings Act and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.
The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of a residential mortgage loan. These rules implement Dodd-Frank Act amendments to the Equal Credit Opportunity Act, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.
Bank regulators take into account compliance with consumer protection laws when considering approval of a proposed expansionary proposals.
Anti-Money Laundering Regulation
As a financial institution, we must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must also take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Current laws, such as the USA PATRIOT ACT, as described below, provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of certain applications. In recent years, regulators have expressed concern over banking institutions’ compliance with anti-money laundering requirements and, in some cases, have delayed approval of their expansionary proposals. The regulators and other governmental authorities have been active in imposing “cease and desist” orders and significant money penalty sanctions against institutions found to be in violation of the anti-money laundering regulations.
We are also subject to New York anti-money laundering laws and regulations. In June 2016, the NYDFS adopted a final rule that requires certain New York-regulated financial institutions, including us, to comply with enhanced anti-terrorism and anti-money laundering requirements beginning in 2017. The rule adds, among other anti-money laundering program requirements, greater specificity to certain transaction monitoring and filtering requirements and the obligation to conduct an ongoing, comprehensive risk assessment and expressly eliminates a regulated institution’s ability to adjust its monitoring and filtering programs to limit the number of alerts generated. Beginning in April 2018, the rule also required the Bank's BSA/AML Officer to submit certification of compliance with these requirements annually.
ERISA
We are also subject to regulation under the fiduciary laws of Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as we are a “fiduciary” or service provider under ERISA with respect to certain of our clients. When we act as an ERISA fiduciary, we represent ERISA plans by taking fiduciary responsibility with respect to such plan’s transactions or investments. ERISA and the applicable provisions of the Code, impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans. The foregoing laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict us from conducting certain business in the event that we fail to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration, and other censures and fines and the potential of civil litigation.
USA PATRIOT Act
The USA PATRIOT Act became effective on October 26, 2001 and amended the Bank Secrecy Act. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including:
•due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;
•requiring standards for verifying customer identification at account opening;
•rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
•reports by nonfinancial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and
•filing suspicious activities reports by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
The USA PATRIOT Act requires financial institutions to undertake enhanced due diligence of private bank accounts or correspondent accounts for non-U.S. persons that they administer, maintain, or manage. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.
Under the USA PATRIOT Act, the Financial Crimes Enforcement Network (“FinCEN”) can send Amalgamated lists of the names of persons suspected of involvement in terrorist activities or money laundering. Amalgamated may be requested to search its records for any relationships or transactions with persons on those lists. If we find any relationships or transactions, we must report those relationships or transactions to FinCEN.
The Office of Foreign Assets Control
The Office of Foreign Assets Control (“OFAC”), which is an office in the U.S. Department of the Treasury, is responsible for helping to ensure that U.S. entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. Amalgamated has appointed a compliance officer to oversee the inspection of its accounts and the filing of any notifications. Amalgamated checks high-risk OFAC areas such as new accounts, wire transfers and customer files. These checks are performed using software that is updated each time a modification is made to the lists provided by OFAC and other agencies of Specially Designated Nationals and Blocked Persons.
Financial Privacy and Cybersecurity
Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (“GBL”) and related regulations, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the Board of Directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
We are also subject to New York financial privacy laws and regulations. The NYDFS issued a new rule, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity rule adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct an ongoing, comprehensive risk assessment and requires each institution’s Board of Directors, or a senior officer, to submit annual certifications of compliance with these requirements. We are also subject to the California Consumer Privacy Act with respect to certain data regarding California residents, to the extent that our possession of this data is not exempt because of GBL.

Transactions with Related Parties
Transactions between banks and their affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank.
Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.
The Federal Reserve Act and its implementing Regulation O also provide limitations on our ability to extend credit to executive officers, directors and 10% stockholders (“insiders”). The law limits both the individual and aggregate amount of loans we may make to insiders based, in part, on our capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and must not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to specific categories.
On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply until January 1, 2022, unless amended or extended, while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.
Incentive Compensation
Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.
In June 2010, the federal banking agencies jointly adopted the Guidance on Sound Incentive Compensation Policies (“GSICP”). The GSICP intended to ensure that banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to expose the organization to material amounts of risk, either individually or as part of a group, is based upon a set of key principles relating to a banking organization’s incentive compensation arrangements. Specifically, incentive compensation arrangements should (i) provide employee incentives that appropriately balance risk in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors. Any deficiencies in our compensation practices could lead to supervisory or enforcement actions by the FDIC.
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in April 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets. Final regulations have not been adopted as of December 31, 2020. If adopted, these or other similar regulations would impose limitations on the manner in which we may structure compensation for our executives and other employees. The scope and content of the federal banking agencies’ policies on incentive compensation are continuing to develop and are likely to continue evolving.

In October 2016, the NYDFS also announced a renewed focus on employee incentive arrangements and issued new guidance to New York State-regulated banks to ensure that these arrangements do not encourage inappropriate practices. The guidance listed adapted versions of the key principles from the Guidance on Sound Incentive Compensation Policies as minimum requirements and advised these banks that incentive compensation arrangements must be subject to effective risk management, oversight, and control.
In addition, the Tax Cuts and Jobs Act of 2017, which was signed into law in December 2017, contains certain provisions affecting performance-based compensation. Specifically, the pre-existing exception to the $1 million deduction limitation applicable to performance-based compensation was repealed. The deduction limitation is now applied to all compensation exceeding $1.0 million, for our covered employees, regardless of how it is classified, which would have an adverse effect on income tax expense and net income.
Deposit Premiums and Assessments
As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.
As an institution with less than $10 billion in assets, our assessment rates are based on the level of risk we pose to the FDIC’s deposit insurance fund (DIF). Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, like us, the total base assessment rate is calculated by using supervisory ratings as well as (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative), and (iii) a brokered deposit adjustment.
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks were to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. These assessment credits started with the June 30, 2019 assessment invoiced in September 2019 and they ran off in March 2020. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.
The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a notice and hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
CRE Guidance
In December 2015, the federal banking regulators released a statement entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “CRE Guidance”). In the CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease CRE underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” which stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the guidance states that such institutions have (1) total CRE loans representing 300% or more of the institution’s total capital and (2) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.
Effect of Governmental Monetary Policies
Our earnings are affected by domestic economic conditions and the monetary policies of the U.S. and its agencies. The Federal Open Market Committee’s monetary policies have had, and are likely to continue to have, an important effect on the operating results of banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects on the levels of bank loans, investments and deposits through its open market operations in U.S. government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. We cannot predict the nature or effect of future changes in such monetary policies.
Future Legislation and Regulation
Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied or interpreted. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of the proposed legislation has in the past and may in the future affect the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, or limit our ability to pursue business opportunities in an efficient manner. Our business, financial condition, results of operations or prospects may be adversely affected, perhaps materially, as a result.
IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY
As a company with less than $1.07 billion in revenues during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise generally applicable to reporting companies under the Exchange Act.
As an emerging growth company:
•we may present less than five years of selected historical financial information;
•we are not required to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act;
•we may provide less extensive disclosure about our executive compensation arrangements; and
•we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements (although we intend to do so).
We may take advantage of this reporting relief for up to five years from the completion of our initial public offering on August 13, 2018 unless we earlier cease to be an emerging growth company. We will cease to be an emerging growth company and may no longer rely on this reporting relief on (a) the last day of the fiscal year in which our annual gross revenues exceed $1.07 billion (adjusted for inflation every five years), (b) the date we have more than $700.0 million in market value of our common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we issue more than $1.0 billion of non-convertible debt in a three-year period.
Section 107 of the JOBS Act also permits us an extended transition period for complying with new or revised accounting standards affecting public companies until they would apply to private companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report, as well as any financial statements that we file in the future, will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended election.

Item 1A. Risk Factors
There are risks, many beyond our control, that could cause our financial condition or results of operations to differ materially from management’s expectations. Any of the following risks, by itself or together with one or more other factors, could adversely affect our business, prospects, financial condition, results of operations and cash flows, perhaps materially. The risks presented below are not the only risks that we face. Additional risks that we do not presently know or that we currently deem immaterial may also have an adverse effect on our business, results of operations, financial condition, prospects, and the market price and liquidity of our common stock. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included in this report. Further, to the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1.

Economic and Geographic-Related Risks

The global COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain.

The global COVID-19 pandemic and related government-imposed and other measures intended to control the spread of the disease, including restrictions on travel and the conduct of business, such as stay-at-home orders, quarantines, travel bans, border closings, business and school closures and other similar measures, have had a significant impact on global economic conditions and have negatively impacted certain aspects of our business, financial condition and results of operations, and may continue to do so in the future. The governmental and social response to the COVID-19 pandemic has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. The COVID-19 pandemic, and related efforts to contain it, have also caused significant disruptions in the functioning of the financial markets and have increased economic and market uncertainty and volatility.

Congress and various state governments and federal agencies have also taken actions to require lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 pandemic. More specifically, through the CARES Act, Congress provided relief to borrowers with federally backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 by allowing such borrowers to request forbearance, regardless of delinquency status. The CARES Act, as extended by the Biden administration, also prohibits servicers of federally backed mortgage loans from initiating foreclosures through June 30, 2021. Additionally, in many states in which we do business or in which our borrowers and loan collateral are located, temporary bans on evictions and foreclosures have been enacted through a mix of legislation, executive orders, regulations, and judicial orders. For instance, the New York State legislature passed the COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020, which places a moratorium on residential evictions and residential foreclosures until May 1, 2021, for those who have endured COVID-19-related hardships.

Given the ongoing, dynamic and unprecedented nature of the COVID-19 pandemic, it is difficult to predict the full impact the pandemic will have on our business. While certain factors point to improving economic conditions, uncertainty remains regarding the path of the economic recovery, the mitigating impacts of government interventions, the success of vaccine distribution and the efficacy of administered vaccines, as well as the effects of the change in leadership resulting from the recent elections. The COVID-19 pandemic may subject us to any of the following risks, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, risk-weighted assets and regulatory capital:

•because the incidence of reported COVID-19 cases and related hospitalizations and deaths varies significantly by state and locality, the economic downturn caused by the pandemic may be deeper and more sustained in certain areas, including those in which we do business, relative to other areas of the country;

•our ability to market our products and services may be impaired by a variety of external factors, including a prolonged reduction in economic activity and continued economic and financial market volatility, which could cause demand for our products and services to decline, in turn making it difficult for us to grow assets and income;

•if the economy is unable to substantially reopen and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which may reduce our ability to liquidate such collateral and could cause loan losses to increase and impair our ability over the long run to maintain our targeted loan origination volume;

•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•an increase in non-performing loans due to the COVID-19 pandemic would result in a corresponding increase in the risk-weighting of assets and therefore an increase in required regulatory capital;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•as the result of the reduction of the Federal Reserve’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•deposits could decline if customers need to draw on available balances as a result of the economic downturn;

•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•we face heightened cybersecurity risk in connection with our operation of a remote working environment, which risks include, among others, greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems, increased risk of unauthorized dissemination of confidential information, limited ability to restore our systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions—all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers;

•we rely on third party vendors for certain services and the unavailability of a critical service or limitations on the business capacities of our vendors for extended periods of time due to the COVID-19 pandemic could have an adverse effect on our operations;

•as a result of the COVID-19 pandemic, there may be unexpected developments in financial markets, legislation, regulations and consumer and customer behavior; and

•our operations could suffer due to excessive employee absences.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described herein.

Our business may be adversely affected by economic conditions

Our financial performance generally, and, in particular, the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer and whose success we rely on to drive our future growth, is highly dependent on the business environment in the markets in which we operate and in the United States as a whole. Unlike larger financial institutions that are more geographically diversified, our banking franchise is concentrated in New York (particularly in New York City), Washington, D.C. and California (particularly in San Francisco). The economic conditions in these local markets may be different from, and in some instances worse than, the economic conditions in the United States as a whole.

Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for loan losses, adverse asset values and a reduction in assets under management or administration. The majority of our loan portfolio is secured by real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the onset of the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, depressed oil prices and a potential resurgence of economic and political tensions with China that may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Our operations and clients are concentrated in large metropolitan areas, which could be the target of terrorist attacks.

The vast majority of our operations and clients are located in New York City, Washington, D.C., and San Francisco. In addition, at December 31, 2020, 92.0% of the properties securing our CRE, multifamily, or construction loans outstanding were located in the states of New York and California, and in Washington, D.C. These areas have been and may continue to be the target of terrorist attacks. A major terrorist attack in one of these areas could severely disrupt our operations and the ability of our clients to do business with us and cause losses to loans secured by properties in these areas. Such an attack could therefore adversely affect our business, financial condition, results of operations and prospects.

Weather-related events or other natural disasters may have an effect on the performance of our loan portfolios, especially in our California market, which could adversely affect our financial condition and results of operations.

Our operations and customer base are located in markets where natural disasters, including drought, severe storms, fires, floods, hurricanes and earthquakes have occurred. For instance, wildfires have occurred and continue to occur in a number of California counties where we do business. These fires have resulted in numerous fatalities and injuries and substantial property damage to homes, businesses and infrastructure in affected communities. The 2020 California wildfire season was the largest wildfire season recorded in California’s modern history. We expect that these events will continue to occur from time to time in the areas we serve, and these natural disasters may adversely affect our business and that of our customers. As of December 31, 2020, 19% of our single-family mortgage portfolio and 20% of our commercial real estate portfolio was located in California. A significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition and results of operations.

Credit and Interest Rate Risk
If we fail to effectively manage credit risk, our business and financial condition will suffer.
We must effectively manage credit risk. As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. This risk has been and may further be exacerbated by the effects of the COVID-19 pandemic. In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance, each of which could adversely affect our net income. As of December 31, 2020, approximately $606.6 million, or 17.4% of our loan portfolio consisted of purchased loans. These loans may have less stringent underwriting standards than loans originated by us. Our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
Our business is subject to interest rate risk and fluctuations in interest rates or prolonged low interest rates may adversely affect our earnings, capital levels and overall results.
The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates. Changes in interest rates may affect our net interest income as well as the valuation of our assets and liabilities. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected.
When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in the general level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans and decrease loan prepayment rates or adversely affect our results of operations by reducing the ability of borrowers to make payments under their current adjustable-rate loan obligations. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.
Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee (FOMC) of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. In response to the COVID-19 pandemic, the FOMC cut short-term interest rates to a record low range of 0% to 0.25%. If short-term interest rates remain at their current levels for a prolonged period, and assuming longer term interest rates remain low or continue to fall, we could experience net interest margin compression as our rates on our interest earning assets would decline while rates on our interest-bearing liabilities could fail to decline in tandem. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
We may not be able to accurately predict the likelihood, nature and magnitude of changes in market interest rates or how and to what extent they may affect our business. We also may not be able to adequately prepare for or compensate for the consequences of such changes. Any failure to predict and prepare for changes in interest rates or adjust for the consequences of these changes may adversely affect our earnings and capital levels and overall results.
We are exposed to higher credit risk by our exposure to construction, CRE, and C&I
Construction, CRE and C&I lending usually involve higher credit risks than other forms of lending. As of December 31, 2020, the following loan types accounted for the stated percentages of the bank’s total loan portfolio: Construction—2%, CRE—11% and C&I—20%.
CRE loans generally depend on the income produced by the underlying properties which, in turn, depends on their successful operation and management. Accordingly, the ability of such borrowers to repay these loans may be affected by adverse conditions in the local real estate market and the local economy. These types of loans also generally carry more risk as compared to residential mortgage lending, because they typically involve larger loan balances to a single borrower or groups of related borrowers. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. CRE prices, according to many U.S. CRE indices, are currently above the 2007 peak levels that contributed to the financial crisis. In addition, we are exposed to the New York City CRE market in particular. If the local economy, and particularly the real estate market, declines, the rates of delinquencies, defaults, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. A failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio and could result in an increased rate of delinquencies in, and increased losses, from this portfolio. At December 31, 2020, nonperforming CRE mortgages totaled $3.4 million, or 0.9% of our total portfolio of CRE mortgage loans, and consisted of one nonperforming TDR loan.
Construction loans are dependent on both project completion and take out permanent financing. These loans carry greater risk because we cannot forecast the economic cycle. As a construction loans matures, the economy, while looking robust when the loan was originated, may not support the economic activity needed to stabilize a project and may decrease the chances of an institution providing permanent financing. Construction projects also run the risk of being over budget and if the sponsor cannot provide additional equity, we must make up the difference or the project will not be completed. As of December 31, 2020, we had two nonperforming construction loans.
In addition, with respect to CRE loans, the banking regulators are examining CRE lending activity with greater scrutiny and may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of CRE lending growth and exposures. At December 31, 2020, our outstanding CRE loans were equal to 258% of our total risk-based capital. If our regulators require us to maintain higher levels of capital than we would otherwise be expected to maintain, this could limit our ability to leverage our capital and have a material adverse effect on our business, financial condition, results of operations and prospects.
C&I loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the assets securing the loans have the following characteristics: (i) they depreciate over time, (ii) they are difficult to appraise and liquidate, and (iii) they fluctuate in value based on the success of the business.
Construction, CRE loans and C&I Loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.
We are exposed to higher credit risk related to our multifamily real estate lending in New York City.
On June 14, 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the new legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. While it is too early to measure the full impact of the legislation, in total, it generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2020, our total multifamily loan exposure in New York State is approximately $765 million, of which approximately $400 million, or 52%, represents our portfolio’s composition of rent stabilized and rent controlled apartments in the New York multifamily market.
Our estimated allowance for loan losses and fair value adjustments with respect to loans acquired in our acquisitions may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
We maintain an allowance for loan losses that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2020, our allowance for loan losses totaled $41.6 million, which represents approximately 1.19% of our total loans, net. The level of the allowance reflects management’s continuing evaluation of loan levels and portfolio composition, observable trends in nonperforming loans, historical loss experience, known and inherent risks in the portfolio, underwriting practices, adequacy of collateral, credit risk grading assessments and other factors. The determination of the appropriate level of the allowance for loan losses is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in the allowance for loan losses are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected. In addition, inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, we have historically maintained higher provisions for loan losses in our C&I portfolio and may continue to do so, even as we de-emphasize and reallocate the balances of this portfolio.
Although our management has established an allowance for loan losses it believes is adequate to absorb probable and reasonably estimable losses in our loan portfolio, this allowance may not be adequate. In particular, if economic conditions in any of our markets were to further deteriorate unexpectedly, additional loan losses not incorporated in the then-current allowance for loan losses may occur. We expect economic uncertainty to continue into 2021, which may result in a significant increase to our allowance for loan losses in future periods. Losses in excess of the existing allowance for loan losses will reduce our net income and could adversely affect our business, results of operations or financial condition, perhaps materially.
The application of the purchase method of accounting in the NRB acquisition and any future acquisitions will impact our allowance for loan losses. Under the purchase method of accounting, all acquired loans were recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related allowance for loan losses was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans.
In addition, our regulators, as an integral part of their periodic examination, review our methodology for calculating, and the adequacy of, our allowance and provision for loan losses. Although we believe that the methodology used by us to determine the amount of both the allowance for loan losses and provision is effective, the regulators or our auditor may conclude that changes are necessary based on information available to them at the time of their review, which could impact our overall credit portfolio. Such changes could result in, among other things, modifications to our methodology for determining our allowance or provision for loan losses or models, reclassification or downgrades of our loans, increases in our allowance for loan losses or other credit costs, imposition of new or more stringent concentration limits, restrictions in our lending activities and/or recognition of further losses. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need additional provisions for loan losses to restore the adequacy of our allowance for loan losses.
New accounting standards could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.
The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become applicable to us in 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2020, our nonperforming assets (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, loans modified under troubled debt restructurings, other real estate owned and impaired securities) totaled $82.2 million, or 1.38% of our total assets, and our nonaccrual assets (which include nonaccrual loans, impaired securities and other real estate owned) totaled $60.9 million, or 1.02% of our total assets. In addition, we had $44.7 million in accruing loans that were 30-89 days delinquent as of December 31, 2020. In the future, we may be required to increase our provision as a result of downgrading these loans or any other potential problem loans.
Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

The appraisals and other valuation techniques we use in evaluating and monitoring loans secured by real property, other real estate owned (“OREO”) and other repossessed assets may not accurately describe the fair value of the asset.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values may change significantly in relatively short periods of time (especially in periods of heightened economic uncertainty), this estimate may not accurately describe the fair value of the real property collateral after the loan is made. As a result, we may not be able to realize the full amount of any remaining indebtedness if we foreclose on and sell the relevant property. In addition, we rely on appraisals and other valuation techniques to establish the value of our OREO and personal property that we acquire through foreclosure proceedings and to determine certain loan impairments. If any of these valuations are inaccurate, our consolidated financial statements may not reflect the correct value of our OREO, and our allowance may not reflect accurate loan impairments. This could have a material adverse effect on our business, financial condition or results of operations.
Operational Risks
We are at risk of increased losses from fraud.
Criminals committing fraud increasingly are using more sophisticated techniques and in some cases are part of larger criminal rings, which allow them to be more effective.
The fraudulent activity has taken many forms, ranging from check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information or impersonation of our clients through the use of falsified or stolen credentials and debit card fraud. Additionally, an individual or business entity may properly identify themselves, particularly when banking online, yet seek to establish a business relationship for the purpose of perpetrating fraud. Further, in addition to fraud committed against us, we may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer to commit fraud. Many of these data compromises are widely reported in the media. Further, as a result of the increased sophistication of fraud activity, we have increased our spending on systems and controls to detect and prevent fraud. This will result in continued ongoing investments in the future. Nevertheless, these investments may prove insufficient and fraudulent activity could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability any of which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry has seen an increased risk of fraud during the Covid epidemic.
We could be adversely affected by a failure to establish and maintain effective internal controls over financial reporting.

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We intend to comply with Sarbanes-Oxley Act standards regarding our internal control over financial reporting. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Any failure to maintain internal controls over financial reporting, or any difficulties that we may encounter in such maintenance, could result in significant deficiencies or material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations, each of which could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We continue to devote a significant amount of effort, time and resources to our controls and ensuring compliance with complex accounting standards and regulations. These efforts also include the management of controls to mitigate operational risks for programs and processes across the Company.

Our internal controls, disclosure controls, processes and procedures, and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations and could lead to a decline in the price of our common stock.

Our ability to maintain our reputation is critical to the success of our business, including our ability to attract and retain customer relationships, and failure to do so may materially adversely affect our performance.

As a financial institution, our reputation is one of the most valuable components of our business. In addition, our goal to be America's socially responsible bank is an integral part of everything that we do. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values.
In addition, we are a Certified B Corporation TM. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies certified by the B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. B Labs sets the standards for Certified B Corporation TM certification and may change those standards over time. Our reputation could be harmed if we lose our Certified B Corporation TM status, whether by choice or by our failure to meet B Lab’s certification requirements, if that change in status were to create a perception that we are no longer committed to the values shared by Certified B Corporations TM. Likewise, our reputation could be harmed if our publicly reported B Corporation TM score declines, if that were to create a perception that we are less focused on meeting the Certified B Corporation TM standards.

Our customers rely on us to deliver superior financial services while conducting our business in the manner described above. A significant source of customers has been, and we expect will continue to be, attributed to the reputation we maintain. Damage to our reputation could undermine the confidence of our current and potential clients in our ability to provide financial services. Such damage could also impair the confidence of our counterparties and business partners, and ultimately affect our ability to effect transactions. Maintenance of our reputation depends not only on our success in maintaining our value-focused culture and controlling and mitigating the various risks described herein, but also on our success in complying with campaign finance and other regulations relating to our client base or lobbying efforts, identifying and appropriately addressing issues that may arise in areas such as potential conflicts of interest, anti-money laundering, client personal information and privacy issues, record-keeping, regulatory investigations and any litigation that may arise from the failure or perceived failure of us to comply with legal and regulatory requirements. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy, which would adversely affect our business, financial condition and results of operations.

As a fund manager, we continue to engage in stockholder activism, pressing companies to adopt best practices on a range of environmental, social and corporate governance topics. This activism could cause increased scrutiny over our own environmental, social and corporate governance activities. Any failure, or perceived failure, in our ability to maintain environmental, social and corporate governance best practices could damage our reputation adversely affecting our business, results of operations or financial condition.

Maintaining our reputation also depends on our ability to successfully prevent third-parties from infringing on our brand and associated trademarks. Defense of our reputation and our trademarks, including through litigation, could result in costs adversely affecting our business, results of operations or financial condition.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in loan losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.

We participate in a multi-employer non-contributory defined benefit pension plan for both our unionized and non-unionized employees, which could subject us to substantial cash funding requirements in the future.

We are required to make contributions to the Consolidated Retirement Fund, a multi-employer pension plan that covers both our unionized and non-unionized employees. Our multi-employer pension plan expense totaled $6.3 million in 2020. Our obligations may be impacted by the funding status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from the multi-employer pension plan in which we participate, we will likely need to record significant withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.

We face strong competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, non-traditional financial-services providers, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for Fintech, i.e. “non-banks” to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology and to identify and develop new, value-added products for existing and future customers. Failure to do so could impede our time to market, reduce customer product accessibility, and weaken our competitive position. Customer loyalty can be easily influenced by a competitor’s new products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

We compete with these institutions both in attracting deposits and assets under management, and in making loans. We may not be able to compete successfully with other financial institutions in our markets, particularly with larger financial institutions operating in our markets that have significantly greater resources than us and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients, and we may have to pay higher interest rates to attract deposits, accept lower yields on loans to attract loans and pay higher wages for new employees, resulting in lower net interest margin and reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and investment management fees could decline, which would adversely affect our results of operations and could cause us to incur losses in the future.

In addition, our ability to successfully attract and retain investment management clients depends on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful in attracting new and retaining existing clients, our business, financial condition, results of operations and prospects may be materially and adversely affected.

Our smaller size may make it more difficult for us to compete with larger institutions and any inability to compete within the industry could hurt our business.

Our smaller size can make it more difficult to compete with other financial institutions which are generally larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Our lower earnings could also make it more difficult to offer competitive salaries and benefits. As a smaller institution, we are also disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Our Trust and Investment Management Business

Our trust and investment management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.

Our trust and investment management business may be negatively impacted by changes in general economic and market conditions because the performance of this businesses is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our investment management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our investment management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under management by us or seek legal remedies for investment performance. If any of these events occur, the financial performance of our trust and investment management business could be materially and adversely affected.

The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short term declines in the performance of the securities under our management.

Like most other companies with an investment management business, the investment management contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short term declines in the performance of the securities we manage, which can result from factors outside our control such as adverse changes in market or economic conditions or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors that have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment management businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in assets under management and a corresponding decline in investment management fees, which would adversely affect our results of operations.

A small number of our clients control a large portion of our total assets under management, and a loss of these clients or of assets under management more generally would negatively affect our revenue from investment management fees.

A small number of our clients currently control a significant portion of our total assets under management. As of December 31, 2020, we had $15.4 billion in assets under management (of which approximately $143.8 million is expected to run off in the future) spread across 529 investment management accounts. Of these accounts, approximately 10% control 68% of our assets under management.

We are subject to claims and litigation pertaining to our fiduciary responsibilities.

Some of the services we provide, such as trust and investment management services, require us to act as fiduciaries for our customers and others. From time to time, third parties make claims and take legal action against us pertaining to the performance of our fiduciary responsibilities. If these claims and legal actions are not resolved in a manner favorable to us, we may be exposed to significant financial liability and/or our reputation could be damaged. Either of these results may adversely impact demand for our products and services or otherwise have a harmful effect on our business and, in turn, on our financial condition and results of operations.

We are subject to execution risks in our Trust business.

Within our Investment Management business, we are required to trade securities for clients, to conform to any investment fund policies, and to associated performance requirements of various funds. We could face a financial liability (i.e. to correct performance shortfalls) for any failure to correctly execute against such standards, either through operational errors or system failures. Furthermore, we could face a financial liability for any errors in our performance reporting or fund accounting, which could result in a client bringing an action against us on the basis of incorrect information. Within our custodial business, we are required to execute portfolio trading and funds transfer instructions for our clients. Accordingly, we could face a financial liability for any operational process defect or mistaken action on the basis of fraud.

We face operational risks due to outsourcing of our Trust business.

We are undertaking a new strategic initiative within our Trust business, which may create additional risks. First, we intend to outsource certain of our historically in-house business processes to vendors. As we begin the migration of this work from in-house to the vendor, we face operational continuity risk, including the loss of skilled employees before the work has been fully migrated, that our chosen vendor may not be able to faithfully or timely reproduce our current in-house work functions being outsourced to them. With this migration, we also face the risk that unforeseen complexity may delay the completion date and create unforeseen expense.

Secondly, we have announced a strategic relationship with Invesco, to become an Investment Subadvisor to our clients. As a part of this transition, we may be required to negotiate modifications to our contractual agreements with certain of our Investment Management clients. These negotiations may present the risk that our clients may instead remove their assets from our Investment management program, or may attempt to negotiate lower fees. In either case, this transition may present risk to our total amount of assets under management, or the revenue we derive from such business.

Capital and Liquidity Risks

We are subject to liquidity risk.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans are concentrated, difficult credit markets, adverse regulatory or judicial actions against labor unions, political organizations or not-for profits, or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. For instance, our political campaigns, PACs, and state and national party committee clients totaled $602.8 million in deposits as of December 31, 2020, and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts, regardless of the reason.

We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Our business needs and future growth may require us to raise additional capital, but that capital may not be available or may be dilutive.

We may need to raise additional capital, in the form of debt or equity securities, in the future to have sufficient capital resources to meet our commitments and fund our business needs and future growth, particularly if the quality of our assets or earnings were to deteriorate significantly. In addition, we are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.

Our ability to raise capital will depend on, among other things, conditions in the capital markets, which are outside of our control, and our financial performance. Accordingly, we cannot provide assurance that such capital will be available on terms acceptable to us or at all. Any occurrence that limits our access to capital, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Further, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would then have to compete with those institutions for investors. Any inability to raise capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations and could be dilutive to both tangible book value and our share price.

In addition, an inability to raise capital when needed may subject us to increased regulatory supervision and the imposition of restrictions on our growth and business. These restrictions could negatively affect our ability to operate or further expand our operations through loan growth, acquisitions or the establishment of additional branches. These restrictions may also result in increases in operating expenses and reductions in revenues that could have a material adverse effect on our financial condition, results of operations and our share price.

We may be subject to more stringent capital requirements in the future.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. If we fail to meet these minimum capital guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

In particular, the capital requirements applicable to us under the Basel III rules became fully phased-in on January 1, 2019. We are now required to satisfy additional, more stringent, capital adequacy standards than we have in the past. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

We may not be able to maintain a strong core deposit base or access other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. In addition, our future growth will largely depend on our ability to maintain and grow a strong deposit base. If we are unable to continue to attract and retain core deposits, to obtain third party financing on favorable terms, or to have access to interbank or other liquidity sources, we may not be able to grow our assets as quickly. We derive liquidity through core deposit growth, maturity of money market investments, and maturity and sale of investment securities and loans. Additionally, we have access to financial market borrowing sources on an unsecured and a collateralized basis for both short-term and long-term purposes including, but not limited to, the Federal Reserve, wholesale deposit markets and Federal Home Loan Banks, of which we are a member.

If these funding sources are not sufficient or available, this may adversely affect our ability to generate the funds necessary for lending operations, and we may have to acquire funds through higher-cost sources. In addition, we must compete with other banks and financial institutions for deposits. If our competitors raise rates on their deposits, we may face deposit attrition or experience higher funding costs by increasing our deposit rates in order to maintain our customer deposit base. As of December 31, 2020, approximately 49% of our deposits were non-interest-bearing. Higher funding costs will reduce our net interest margin, net interest income and net income. Any decline in available funding could adversely affect our ability to continue to implement our business strategy which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Risks Related to Our Industry

We are exposed to risks related to our PACE financings.

Property Assessed Clean Energy or PACE, financing is a means of financing energy-efficient upgrades or the installation of renewable energy sources for commercial, industrial and residential properties that are repaid over a selected term through property tax assessments, which are secured by the property itself and paid as an addition to the owners’ property tax bills. The unique characteristic of PACE assessments is that the assessment is attached to the property rather than the individual borrower. Active programs for residential PACE financing now exist in California, Florida and Missouri. In 2019, we entered into four separate transactions to purchase PACE assessments attached to properties in California and Florida. In 2020, we entered into purchase transactions from five different counterparties. As of December 31, 2020, we had a portfolio of $17.3 million in commercial PACE securities and $403.7 million in residential PACE securities. These securities are pari passu with tax liens and generally have priority over first mortgage liens.

Because PACE financing programs are typically enabled through state legislation and authorized at the local government level, variations between each state’s programs may expose us to increased compliance costs and risks. In addition, the Economic Growth, Regulatory Release, and Consumer Protection Act required the CFPB to prescribe regulations relating to residential PACE financings. In March 2019, the CFPB issued an advanced notice of proposed rulemaking, but has not issued a proposed rule. Specifically, the CFPB is contemplating regulations for PACE financing under the ability-to-repay requirements under the Truth in Lending Act, which are currently in place for residential mortgage loans, and is soliciting information to better understand the PACE financing market. If final rules are adopted by the CFPB, we may be exposed to increased compliance and regulatory risks related to our residential PACE financings. If we fail to comply with any final rules adopted by the CFPB, we may face reputational and litigation risks with respect to our PACE financings.

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as us, up to $250,000 per account. Our regular assessments are based on our average consolidated total assets minus average tangible equity as well as by risk classification, which includes regulatory capital levels and the level of supervisory concern. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums. If our financial condition deteriorates or if the bank regulators otherwise have supervisory concerns about us, then our assessments could rise. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations.

We may be adversely affected by the lack of soundness of other financial institutions.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, may lead to market-wide liquidity problems and losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.

The fair value of our investment securities could fluctuate because of factors outside of our control, which could have a material adverse effect on us.

As of December 31, 2020, the fair value of our investment securities portfolio was approximately $2.0 billion. Factors beyond our control could significantly affect the fair value of these securities. These factors include, but are not limited to, changes in market conditions including changes in interest rates or spreads, changes in the credit profile of individual securities, changes in prepayment behavior of individual securities, rating agency actions in respect of the securities, or adverse regulatory action. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects.

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has endorsed replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). In November 2020, the federal banking agencies issued a statement that says that banks may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

As of December 31, 2020, we had $295.0 million in LIBOR-based loans and $966.1 million in securities indexed to LIBOR. During the fourth quarter of 2019, we began the process of incorporating fallback language in legacy LIBOR-based commercial loans. We continue to monitor market developments and regulatory updates, including recent announcements from the ICE Benchmark Administrator to extend the cessation date for several USD LIBOR tenors to June 30, 2023, as well as collaborate with regulators and industry groups on the transition. The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

Risks Related to Our Strategy

We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our strategy is focused on organic growth, supplemented by opportunistic acquisitions, such as the NRB Acquisition. Our growth requires that we increase our loans, assets under management and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk, increasing our noninterest expenses or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic projects and initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

We may be adversely affected by risks associated with future acquisitions, including execution risk, which could adversely affect our growth and profitability.

We plan to grow our business both organically and through opportunistic acquisitions, similar to our NRB Acquisition, that fit with the mission of our franchise and that we believe support our business and make financial and strategic sense. We may have difficulty identifying suitable acquisition candidates that fit with our mission or on executing on acquisitions that we pursue, and we may not realize the anticipated benefits of any transactions we complete. Additionally, for any opportunistic acquisition we were to consider, we expect to face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do. Furthermore, although we believe that our position as a leading socially responsible bank may position us as an acquirer of choice, there are no assurances that potential acquisition targets or their stockholders may see us or any combination with us as such. Accordingly, attractive opportunistic acquisitions may not be available. Any of the foregoing matters could materially and adversely affect us.

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized. Also, acquisitions may involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Our inability to overcome these risks could have a material adverse effect on our profitability, return on equity and return on assets, our ability to implement our business strategy and enhance stockholder value, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Our acquisition activities could involve a number of additional risks, including the risks of:

•the possibility that our mission-driven culture is disrupted as a result of an acquisition;

•the possibility that expected benefits may not materialize in the time frame expected or at all, or may be costlier to achieve, or that the acquired business will not perform to our expectations;

•incurring the time and expense associated with identifying and evaluating potential acquisitions and merger partners and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

•using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

•the potential for liabilities and claims arising out of the acquired business;

•incurring the time and expense required to integrate the operations and personnel of the combined businesses;

•the possibility that we will be unable to successfully implement integration strategies, due to challenges associated with integrating complex systems, technology, banking centers, and other assets of the acquired institution in a manner that minimizes any adverse effect on customers, suppliers, employees, and other constituencies;

•the possibility of regulatory approval for the acquisition being delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues surrounding us, the target institution or the proposed combined entity as a result of, among other things, issues related to compliance with anti-money laundering and Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, or the Community Reinvestment Act, and the possibility that any such issues associated with the target institution, of which we may or may not be aware at the time of the acquisition, could impact the combined entity after completion of the acquisition;

•applications for bank mergers and acquisitions, in particular, have been delayed in some cases for significant periods of time due to additional requests for information required by banking regulators to help them evaluate the risk of the proposed transaction in the banking context;

•the possibility that the acquisition may not be timely completed, if at all;

•creating an adverse short-term effect on our results of operations;

•losing key employees and customers as a result of an acquisition that is poorly received; and

•the possibility of a government shutdown, which could delay regulatory approval of transactions.

If we do not successfully manage these risks, our acquisition activities could have a material adverse effect on our operating results and financial condition, including short-term and long-term liquidity.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products, and product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Further, initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. For example, several of our competitors have successfully introduced innovative investment management products. The introduction of such new products requires continued innovative efforts on the part of our management and may require significant time and resources as well as ongoing support and investment. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the ultimate implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Privacy and Technology

A failure in, or breach of, our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and third-party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to the Gramm-Leach-Bliley Act, and the NYDFS cybersecurity regulations and the California Consumer Privacy Act which, among other things: (i) impose certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) require that we provide certain disclosures to customers and others about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); (iii) limit retention of customer data; (iv) require notification of certain data breaches; and (v) require that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

Although we take protective measures to maintain the confidentiality, integrity and availability of information across all geographic and product lines, and endeavor to modify these protective measures as circumstances warrant, the nature of the threats continues to evolve. In addition, our clients include both national and regional unions and high-profile political organizations, which may be more susceptible to highly-sophisticated and targeted attacks. As a result, our computer systems, software and networks may be subject to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Despite the defensive measures we take to manage our internal technological and operational infrastructure, these threats may originate externally from third parties such as foreign governments, organized crime and other hackers, and outsource or infrastructure-support providers and application developers, or may originate internally from within our organization. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Given the increasingly high volume of our transactions, errors could be repeated or compounded before they are discovered and rectified. In addition, the increasing reliance on technology systems and networks and the occurrence and potential adverse impact of attacks on such systems and networks, both generally and in the financial services industry, have enhanced government and regulatory scrutiny of the measures taken by companies to protect against cyber-security threats. In particular, NYDFS implemented heightened cybersecurity regulations in March 2017. As these threats, and government and regulatory oversight of associated risks, continue to evolve, we may be required to expend additional resources to enhance or expand upon the security measures we currently maintain.

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on our networks and systems or those of our customers or third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. While we have not experienced any material breaches of information security, such breaches may occur through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. We cannot be certain that the security measures we, or processors, have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, a breach of our systems, or those of processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing, item/payment processing systems, internal audit systems and online banking platforms. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans or to gather deposits and provide customer service and it could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud, misconduct, or material errors on the part of our employees or employees of any of these third parties could disrupt our operations or adversely affect our reputation.

It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, debit card services and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason and even if we are able to replace them, it may be at higher cost or result in the loss of customers. Any such events could have a material adverse effect on our business, financial condition or results of operations.

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cyber security breaches described above or herein, and the cyber security measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach or loss, or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. Although we review business continuity and backup plans for our vendors and take other safeguards to support our operations, such plans or safeguards may be inadequate. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

Additionally, the FDIC, the NYDFS and other regulators expect financial institutions to be responsible for all aspects of their performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and clients, or cyber-attacks or security breaches of the networks, systems, devices, or software that our clients use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for financial institutions such as us have increased significantly in recent years in part because of the proliferation of new technologies, such as Internet and mobile banking, to conduct financial transactions, and the increased sophistication and activities of cyber criminals. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, misappropriation of funds, and theft, disclosure or misuse of our proprietary or customer data. While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

We will have to respond to future technological changes. Specifically, if our competitors introduce new banking products and services embodying new technologies, or if new banking industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Human Capital

We depend on our executive officers and other key employees, and our ability to attract additional key personnel, to continue the implementation of our long-term business strategy, and we could be harmed by the unexpected loss of their services.

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. If the services of any of our of key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects. We may not be successful in retaining our key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our primary markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In particular, Keith Mestrich, our President and Chief Executive Officer, resigned effective January 31, 2021. The board of directors appointed Lynne P. Fox to act as our Interim President and Chief Executive Officer while we conduct a search for a permanent successor. Leadership transitions can be inherently difficult to manage, and an inadequate transition to a permanent successor may cause disruptions to our business due to, among other things, diverting management’s attention or causing a deterioration in morale.

In addition, we do not currently have employment agreements with any of our other executive officers, although we have a change in control policy applicable to certain executive officers and we have severance and retention agreements with Andrew LaBenne, our Chief Financial Officer and Sam Brown, our Head of Commercial Banking to facilitate their long-term retention, particularly during the period that we search for a permanent Chief Executive Officer. In addition, our officers have agreed to a one-year non-solicitation covenant; therefore, these officers could leave us and immediately begin competing against us and after one year begin soliciting our customers. The departure of any of our other personnel could also have a material adverse impact on our business, results of operations and growth prospects.
The market for investment managers is extremely competitive and the loss of a key investment manager to a competitor could adversely affect our investment advisory and wealth management business.

We believe that investment performance is one of the most important factors that affect the amount of assets under our management. As a result, we rely heavily on our investment managers to produce attractive investment returns for our clients. However, the market for investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms. In addition, our individual investment managers often have regular direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager. As a result, the loss of a key investment manager to a competitor could jeopardize our relationships with some of our clients and lead to the loss of client accounts. Losses of such accounts could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business could suffer if we experience employee work stoppages, union campaigns or other labor difficulties, and efforts by labor unions could divert management attention and adversely affect operating results.

As of December 31, 2020, we had 370 full-time employees, of which approximately 28% are represented by collective bargaining agreements or an employee union. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. In addition, negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. On March 11, 2020, we entered into an amended and restated collective bargaining agreement with the Office and Professional Employees International Union, Local 153, AFL-CIO (“OPEIU”) (the “CBA”) which expires on June 30, 2023. The CBA was updated to include certain provisions in accordance with law and/or in line with our mission, vision and values, such as (i) an expansion of the non-discrimination language, (ii) the inclusion of a lactation provision, (iii) paid family leave, and (iv) the reflection of the $20/hour minimum wage and additional raise to each grade accordingly. It also provided for a 3% wage increase effective July 1, 2020, July 1, 2021 and July 1, 2022, respectively. The CBA made no other material changes to the prior collective bargaining agreements.

Legal, Accounting and Regulatory and Compliance Risks

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of changes to financial accounting or reporting standards, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively affect how we record and report our results of operations and financial condition generally.

Our accounting estimates and risk management processes and controls rely on analytical and forecasting techniques and models and assumptions, which may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical or significant to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The critical accounting policies include the allowance, while the significant accounting policies include the fair value of securities and the accounting for income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance or sustain loan losses that are significantly higher than the reserve provided or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.

We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. The Company is subject to Federal Reserve regulations, and the Bank is subject to regulation, supervision and examination by the FDIC and the NYDFS. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an examination, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our stockholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The burden of regulatory compliance has increased under the Dodd-Frank Act and has increased our costs of doing business and, as a result, may create an advantage for our competitors who may not be subject to similar legislative and regulatory requirements. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us or our subsidiaries.
Furthermore, our regulators also have the ability to compel us to take certain actions, or restrict us from taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties or damage to our reputation, all of which could have a material adverse effect on our business, financial condition or results of operations.
With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time. Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, SEC, and the Treasury Department. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us. Any future changes in federal and state laws and regulations, as well as the interpretation and implementation of such laws and regulations, could affect us in substantial and unpredictable ways, including those listed above or other ways that could have a material adverse effect on our business, financial condition or results of operations.
Our trust and investment management businesses are highly regulated.
Through our investment management division, we provide investment management, custody, safekeeping and trust services to institutional clients. These products and services require us to comply with a number of regulations issued by the Department of Labor, the Employee Retirement Income Security Act, the FDIC Statement of Principles of Trust Department Management, and federal and state securities regulators.
Our failure to comply with applicable laws or regulations could result in fines, suspensions of individual employees, litigation, or other sanctions. Any such failure could have an adverse effect on our reputation and could adversely affect our business, financial condition, results of operations or prospects.
The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.
We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.
The federal Bank Secrecy Act, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs, and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (which we refer to as “OFAC”). Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire are deficient, we would be subject to liability, including fines, and regulatory actions such as restrictions on our ability to pay dividends and engage in our acquisition plans, which would negatively impact our business, financial condition and results of operations. In recent years, sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the Community Reinvestment Act and federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act and the Fair Housing Act impose nondiscriminatory lending requirements on financial institutions. The FDIC, the NYDFS, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. There are proposed revisions to the CRA, which could affect our compliance obligations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
Our financial condition may be affected negatively by the costs of litigation.
We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
From time to time we are, or may become, involved in suits, legal proceedings, information-gatherings, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the banking business involve a substantial risk of legal liability. From time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, self-regulatory agencies, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way we conduct our business or reputational harm.

Risks Related to Our Common Stock
Shares of our common stock are not an insured deposit.
Shares of our common stock are not bank deposits and are not insured or guaranteed by the FDIC or any other governmental agency and are subject to investment risk, including those outlined in this section.
The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume on our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares of common stock at or above your purchase price, if at all. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some, but certainly not all, of the factors that could negatively affect the price of our common stock, or result in fluctuations in the price or trading volume of our common stock, include:
•general market conditions;
•domestic and international economic factors unrelated to our performance;
•variations in our quarterly operating results or failure to meet the market’s earnings expectations;
•publication of research reports about us or the financial services industry in general;
•the failure of securities analysts to continue coverage of our common stock;
•if our common stock is the subject of an unfavorable report from a securities analyst;
•additions or departures of our key personnel;
•adverse market reactions to any indebtedness we may incur or securities we may issue in the future;

•actions by our stockholders;
•the operating and securities price performance of companies that investors consider to be comparable to us;
•changes or proposed changes in laws or regulations affecting our business; and
•actual or potential litigation and governmental investigations.
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of the common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
Because we are an emerging growth company and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including:
•we may provide less than five years of selected historical financial information;
•we are exempt from the requirements to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act;
•we are permitted to have less extensive disclosure about our executive compensation arrangements; and
•we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements.
We may continue to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we continue to qualify as an emerging growth company. It is possible that some investors could find our common stock less attractive because we may take advantage of these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.
We will remain an emerging growth company until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of June 30 of that year, (c) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (d) the end of fiscal year following the fifth anniversary of the completion of our initial public offering on August 13, 2018.
Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company” our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. As an example, we are not required to implement CECL until 2023. As a result, any impact on our financial statements could be delayed by up to three years compared to other public companies. We cannot predict if investors will find our common stock less attractive because we plan to rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and place that we deem appropriate. As of December 31, 2020, we had 31,049,525 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of these shares are freely tradable, except that any shares held by “affiliates” (as that term is defined in Rule 144 under the Securities Act), only may be sold in compliance with certain limitations. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future. In addition, stockholders owning an anticipated aggregate 16.5 million shares of our common stock will remain entitled, under existing registration rights agreements, to require us to register those shares for public sale. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

Our ability to pay dividends is subject to regulatory limitations and the Bank’s ability to pay dividends to us is also subject to regulatory limitations.

The Company is a bank holding company that conducts substantially all of its operations through the Bank. As a result, our ability to make dividend payments on our common stock depends primarily on certain federal regulatory considerations and the receipt of dividends and other distributions from the Bank. As is the case with all financial institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates, and in economic conditions in general.

Holders of our common stock are only entitled to receive such cash dividends as our board of directors may declare out of funds legally available for such payments. Although we currently expect to continue to pay quarterly dividends, any future determination relating to our dividend policy will be made by our board of directors and will depend on a number of factors. Any actual determination relating to our dividend policy and the declaration of future dividends will be made, subject to applicable law and regulatory approvals, by our Board of Directors and will depend on a number of factors, including: (i) our historical and projected financial condition, liquidity and results of operations, (ii) our capital levels and needs, (iii) tax considerations, (iv) any acquisitions or potential acquisitions that we may examine, (v) statutory and regulatory prohibitions and other limitations, (vi) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (vii) general economic conditions and (viii) other factors deemed relevant by our Board of Directors. The Board of Directors may determine not to pay any cash dividends at any time. There can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. For more information, see “Cautionary Note Regarding Forward-Looking Statements” and “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Our common stock is subordinate to our existing and future indebtedness.
Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all of our customer deposits and indebtedness, and other non-equity claims on us, with respect to assets available to satisfy claims. Additionally, holders of common stock may be subject to the prior dividend and liquidation rights of any series of preferred stock we may issue.
We have several significant investors whose individual interests may differ from yours.
A significant percentage of our common stock is currently held by investment funds affiliated with The Yucaipa Companies, LLC (“Yucaipa”) and an amalgamation of Workers United and numerous joint boards, locals or similar organizations authorized under the constitution of Workers United (the “Workers United Related Parties”). Yucaipa owns approximately 12% of our outstanding common stock and the Workers United Related Parties own approximately 41% of our common stock. Although Yucaipa entered into a passivity commitment with regulators that limit its ability to influence us either individually or as a group, it will continue to have a significant level of influence over us because of its level of common stock ownership and its right to representation on our Board of Directors. For example, Yucaipa will have a greater ability than our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, including mergers and other acquisition transactions, amendments to our restated organization certificate and bylaws, and other extraordinary corporate matters. The interests of these investors could conflict with the interests of our other stockholders, and any future transfer by these investors of their shares of common stock to other investors who have different business objectives could adversely affect our business, results of operations, financial condition, prospects or the market value of our common stock.

Yucaipa and Workers United Related Parties have also entered into agreements with us that contain certain provisions, including, among others, provisions relating to our governance, information rights, tag-along rights, board designation rights, and certain board and stockholder approval rights. Additionally, Yucaipa and Workers United Related Parties have entered into agreements with us that provide certain registration rights, including demand registration rights, and in the case of the Workers United Related Parties, the establishment of an advisory board.
Transfers of our common stock owned by the Workers United Related Parties could adversely impact your rights as a stockholder and the market price of our common stock.
The Workers United Related Parties may transfer all or part of the shares of our common stock that they own, without allowing you to participate or realize a premium for any investment in our common stock, or distribute shares of our common stock that it owns to their members. Sales or distributions by the Workers United Related Parties of such common stock could adversely impact prevailing market prices for our common stock.
Additionally, a sale of a controlling interest by the Workers United Related Parties to a third party could adversely impact the market price of our common stock and our business, financial condition and results of operations. For example, a change in control caused by the sale of our shares by the Workers United Related Parties may result in a change of management decisions and business policy.
Shares of our common stock are subject to dilution.

As of December 31, 2020, we had 31,049,525 shares of common stock issued and outstanding. Under our certificate of incorporation, our Board of Directors and subject to any limitations under applicable laws or the rules of The Nasdaq Global Market, we may issue up to 38,884,864 additional shares of our common stock, which authorized amount could be increased by a vote of a majority of our outstanding shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the value of our common stock.
Various factors could make a takeover attempt of us more difficult to achieve.
Certain provisions of our organizational documents, in addition to certain federal and state laws and regulations, could make it more difficult for a third-party to acquire us without the consent of our Board of Directors, even if doing so were perceived to be beneficial to our stockholders. For example, state law, our certificate of incorporation, our bylaws, or the Investor Rights Agreements provide for, among other things:
•no cumulative voting in the election of directors;
•the issuance of “blank check” preferred stock by our Board of Directors, without further stockholder approval;
•limitations on the ability of stockholders to call a special meeting of stockholders, which requires the holders of at least two-thirds of the outstanding shares of the Company entitled to vote at the meeting to call a special meeting;
•a penalty associated with the Bank’s withdrawal from its participation in the ERISA multiemployer plan; and
•advance notice requirements for stockholder proposals and director nominations
We believe that these provisions protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our Board of Directors with more time to assess any acquisition proposal. However, these provisions apply even if the offer may be determined to be beneficial by some stockholders and could delay or prevent an acquisition that our Board of Directors determines is in our best interest and that of our stockholders.
Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any stockholder or other party that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution, such as us, which could delay or prevent an acquisition.
In addition, the current collective bargaining agreement with the Office and Professional Employees International Union, Local 153, AFL-CIO, has a provision that requires any successor entity in a merger or other transaction to agree to be bound by the terms of the collective bargaining agreement. This provision could impact our ability to complete a merger or other similar transaction.
The combination of these provisions could effectively inhibit a non-negotiated merger or other business combination, which could adversely impact the value of our common stock.
General Risks

Certain of our directors may have conflicts of interest in determining whether to present business opportunities to us or another entity with which they are, or may become, affiliated.

Certain of our directors are or may become subject to fiduciary obligations in connection with their service on the Boards of Directors of other corporations, including financial institutions. A director’s association with other financial institutions, which gives rise to fiduciary or contractual obligations to such institutions, may create conflicts of interest. To the extent that any of our directors become aware of acquisition opportunities that may be suitable for entities other than us to which they have fiduciary or contractual obligations, or they are presented with such opportunities in their capacities as fiduciaries to such entities, they may honor such obligations to such other entities. You should assume that to the extent any of our directors become aware of an opportunity that may be suitable both for us and another entity to which such person has a fiduciary obligation or contractual obligation to present such opportunity as set forth above, he or she may first give the opportunity to such other entity or entities and may give such opportunity to us only to the extent such other entity or entities reject or are unable to pursue such opportunity. In addition, you should assume that to the extent any of our directors become aware of an acquisition opportunity that does not fall within the above parameters, but that may otherwise be suitable for us, he or she may not present such opportunity to us.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
As of December 31, 2020, our five branch offices and one commercial office in Boston are leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
We lease 133,276 square feet in a building located at 275 Seventh Avenue, New York, New York 10001 that serves as our corporate headquarters.
Item 3. Legal Proceedings.
We are subject to certain pending and threatened legal actions that arise out of the normal course of business. Additionally, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. Based upon management’s current knowledge, following consultation with legal counsel, in the opinion of management, there is no pending or threatened legal matter that would result in a material adverse effect on our consolidated financial condition or results of operation.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our common stock is listed on The NASDAQ Global Market under the symbol “AMAL.” As of December 31, 2020, we had 31,049,525 shares of common stock outstanding and approximately 119 stockholders of record.
Dividend Policy
Before the Reorganization, the Bank had paid a cash dividend to holders of its common stock quarterly since its initial public offering in August 2018. Following the Reorganization, we intend to continue paying a quarterly cash dividend of $0.08 per share on our common stock, although we may elect not to pay dividends or to change the amount of such dividends. Any actual determination relating to our dividend policy and the declaration of future dividends will be made, subject to applicable law and regulatory approvals, by our Board of Directors and will depend on a number of factors, including: (1) our historical and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our Board of Directors.
The Company is a legal entity separate and distinct from the Bank. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength. As a Delaware public benefit corporation, we are also subject to certain restrictions on dividends under the DGCL. Generally, a Delaware corporation may only pay dividends either out of surplus or out of the current or the immediately preceding year’s net profits. Surplus is defined as the excess, if any, at any given time, of the total assets of a corporation over its total liabilities and statutory capital. The value of a corporation’s assets can be measured in a number of ways and may not necessarily equal their book value.
We pay cash dividends to our stockholders from our assets, which are provided primarily by dividends paid to the Company by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. The FDIC’s prompt corrective action regulations also prohibit depository institutions, such as the Bank, from making any “capital distribution,” which includes any transaction that the FDIC determines, by order or regulation, to be “in substance a distribution of capital,” unless the depository institution will continue to be at least adequately capitalized after the distribution is made. Pursuant to these provisions, it is possible that the FDIC would seek to prohibit the payment of dividends from the Bank to the Company if we failed to maintain a status of at least adequately capitalized. The New York Banking Law contains similar provisions.

There can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. See “Cautionary Note Regarding Forward- Looking Statements” and “Supervision and Regulation—Amalgamated Financial Corp.—Capital Requirements and Payment of Dividends” and “Supervision and Regulation—Amalgamated Bank—Payment of Dividends.”

Stock Performance Graph
The following stock performance graph compares the cumulative total shareholder returns for the Bank's common stock, KBW Bank Index and the KBW Regional Bank Index for the periods indicated. The graph assumes that an investor originally invested $100 in shares of the Bank's common stock at its closing price on August 8, 2018, the first day that the Bank's shares were traded, and assumes reinvestment of dividends and other distributions to stockholders. The following stock performance graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

	Cumulative Total Returns Period Ending
	8/9/18	9/28/18	12/31/18	3/29/19	6/28/19	9/30/19	12/31/19	3/31/20	6/30/20	9/30/20	12/31/20
Amalgamated Bank	$100.00	$116.91	$118.54	$95.45	$106.78	$98.42	$120.00	$67.04	$79.02	$66.59	$87.03
KBW Bank Index	100.00	95.29	78.50	86.26	90.98	93.62	106.86	62.24	71.67	70.92	95.84
KBW Regional Bank Index	100.00	95.65	77.81	85.11	88.44	87.86	96.38	57.48	65.83	59.09	88.01

Repurchases of Equity Securities
The following schedule summarizes our total monthly share repurchase activity for the three months ended December 31, 2020:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (1)
October 1 through October 31, 2020	—	$—	—	$12,212,492
November 1 through November 30, 2020	—	—	—	12,212,492
December 1 through December 31, 2020	—	—	—	12,212,492
Total	—	$—	—	12,212,492

(1) On May 29, 2019, the Bank's Board of Directors authorized a share repurchase program authorizing the repurchase of up to $25 million of its outstanding common stock. The share repurchase program ended upon consummation of the Bank's Reorganization.

Item 6. Selected Financial Data.
The following table sets forth our selected historical consolidated financial data for the periods and as of the dates indicated. We derived our balance sheet and income statement data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 from our audited financial statements. This data should be read in conjunction with the audited consolidated financial statements and the notes thereto contained elsewhere in this report and the information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
(In thousands)	2020	2019	2018	2017	2016
Selected Operating Data:
Interest income	$190,495	$185,954	$163,964	$139,058	$126,653
Interest expense	10,479	19,317	14,219	17,761	23,300
Net interest income	180,016	166,637	149,745	121,297	103,353
Provision for (recovery of) loan losses	24,791	3,837	(260)	6,672	7,557
Net interest income after provision for loan losses	155,225	162,800	150,005	114,625	95,796
Non-interest income	40,604	29,201	28,318	27,370	31,790
Non-interest expense	133,886	127,827	128,003	122,274	116,890
Income before income taxes	61,943	64,174	50,320	19,721	10,696
Provision (benefit) for income taxes	15,755	16,972	5,666	13,613	137
Net income	$46,188	$47,202	$44,654	$6,108	$10,559

	As of December 31,
	2020	2019	2018	2017	2016
Selected Financial Data:
Total assets	$5,978,631	$5,325,338	$4,685,489	$4,041,162	$4,042,499
Total cash and cash equivalents	38,769	122,538	80,845	116,459	140,635
Investment securities	2,034,311	1,517,474	1,179,251	952,960	1,183,820
Total net loans	3,458,484	3,438,767	3,210,636	2,779,913	2,509,085
Bank-owned life insurance	105,888	80,714	79,149	72,960	71,267
Total deposits	5,338,711	4,640,982	4,105,306	3,233,108	3,009,458
Borrowed funds	—	75,000	92,875	402,605	638,870
Total common stockholders’ equity	535,688	490,410	439,237	337,234	334,276
Total stockholders’ equity	535,821	490,544	439,371	344,068	341,110

	Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios and Other Data (1):
Earnings
Basic	$1.48	$1.49	$1.47	$0.21	$0.38
Diluted	1.48	1.47	1.46	0.21	0.38
Book value per common share (excluding minority interest)	17.25	15.56	13.82	12.26	12.15
Common shares outstanding	31,049,525	31,523,442	31,771,585	28,060,985	28,060,985
Weighted average common shares outstanding, basic	31,132,652	31,733,195	30,368,673	28,060,985	27,859,740
Weighted average common shares, outstanding diluted	31,228,563	32,205,248	30,633,270	28,060,985	27,859,740
(1) December 31, 2017 balances effected for stock split that occurred on July 27, 2018

Selected Performance Metrics:
Return on average assets	0.76%	0.96%	1.01%	0.15%	0.27%
Return on average equity	9.07%	10.03%	11.38%	1.74%	3.02%
Average equity to average assets	8.50%	9.53%	8.89%	8.68%	9.00%
Tangible common equity to assets	8.65%	8.84%	8.93%	8.51%	8.43%
Loan yield	4.03%	4.27%	4.27%	4.17%	4.19%
Securities yield	2.53%	3.36%	3.01%	2.50%	2.30%
Deposit cost	0.19%	0.35%	0.26%	0.24%	0.23%
Net interest margin	3.11%	3.55%	3.56%	3.15%	2.79%
Efficiency ratio	60.69%	65.27%	71.89%	82.25%	86.49%

Asset Quality Ratios:
Nonaccrual loans to total loans	1.75%	0.90%	0.74%	0.70%	1.47%
Nonperforming assets to total assets	1.38%	1.25%	1.27%	2.20%	2.03%
Allowance for loan losses to nonaccrual loans	68%	109%	156%	183%	96%
Allowance for loan losses to total loans	1.19%	0.98%	1.15%	1.28%	1.40%
Annualized net charge-offs (recoveries) to average loans	0.48%	0.22%	(0.05%)	0.24%	0.23%

	As of December 31,
	2020	2019	2018	2017	2016
Capital Ratios:
Tier 1 leverage capital ratio	7.97%	8.90%	8.88%	8.41%	8.23%
Tier 1 risk-based capital ratio	13.11%	13.01%	13.22%	11.55%	11.61%
Total risk-based capital ratio	14.25%	14.01%	14.46%	12.80%	12.87%
Common equity tier 1 capital ratio	13.11%	13.01%	13.22%	11.39%	11.56%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Holding Company Reorganization

Amalgamated Financial Corp., a Delaware public benefit corporation, was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Federal Reserve. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a commercial bank and chartered trust company headquartered in New York, New York, in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting held on January 12, 2021. Pursuant to the Reorganization, shares of the Bank’s Class A common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

Before the Reorganization, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements, discussions of those financial statements, market data and all other information presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, are those of the Bank, and all references to “we,” “us” and “our” in the following discussion and analysis refer to the Bank.

General

The following discussion and analysis presents information concerning our consolidated financial condition as of December 31, 2020, as compared to December 31, 2019, and our results of operations for the year ended December 31, 2020 and December 31, 2019. This discussion and analysis is best read in conjunction with our audited consolidated financial statements and related notes appearing elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

The comparison of our financial results for the year ended December 31, 2019 to those for the year ended December 31, 2018 is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC as Exhibit 99.2 to the Company’s Amendment No. 1 to Form S-4 filed on September 25, 2020.

In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Statement Regarding Forward-Looking Statements” beginning on page 1 of this report.
Overview
Our business
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of December 31, 2020. As of December 31, 2020, our total assets were $6.0 billion, our total loans, net of deferred fees and allowance were $3.4 billion, our total deposits were $5.3 billion, and our stockholders' equity was $535.8 million. As of December 31, 2020, our trust business held $36.8 billion in assets under custody and $15.4 billion in assets under management.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, C&I loans, CRE loans, multifamily mortgages, and a variety of commercial and consumer deposit products, including non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.

We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders, as well as the members and stakeholders of these commercial customers. Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. We have obtained B Corporation TM certification, a distinction we earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. We are also the largest of ten commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector.
COVID-19 Pandemic

The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of our clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time, although bond yields have recently begun to rise, nearing where they were before the pandemic in February 2020. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

As a result of these events, we have seen the following impacts to our business since the start of the pandemic:
Impact on our operations

In response to the pandemic, we took a wide range of actions to help protect our employees and customers and to ensure the operational continuity of the Bank, while continuing to provide core banking services to our consumer and commercial clients. The majority of our employees continue to work remotely with the exception of essential branch and facility staff. Our primary geographic markets include the metropolitan areas of New York City, Washington, D.C., San Francisco and Boston. New York City was one of the areas in the United States initially hardest hit by the COVID-19 pandemic. Accordingly, we had to close or reduce hours at our branches in several locations due to the risk of transmission of COVID-19.

Following these COVID-19 related branch closures, executive management reassessed our branch network and recommended permanently closing six branches due to low traffic, which our Board of Directors approved. We expect to fully serve these affected customers through our remaining branch network and through our digital platform. We took a charge of $8.3 million related to these branch closures in 2020. However, we expect these closures to benefit our non-interest expenses by approximately $4.0 million annually once fully phased in over time.

Impact on our loan portfolio

The disruption in economic activity across the United States, and particularly in New York, has caused stress in the financial condition of both our consumer and commercial clients. As a result, we established programs offering payment deferrals for customers that needed assistance. In accordance with interagency guidance and the CARES Act, short term deferrals granted due to the COVID-19 pandemic are not considered troubled debt restructurings (“TDRs”) unless the borrower was experiencing financial difficulty prior to the pandemic. The CARES Act provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. In addition, under the terms of these deferral agreements, the loans will not be reported as past due or as non-accrual for the agreed upon term of the deferral, unless additional information becomes available that indicates the loan will not perform as expected when the deferral is complete. Interest will continue to accrue during the deferral period. In general, the interest and principal originally due during the deferral period will be due at the contractual end of the loan. If the loan does not exit deferral and does not continue to pay according to contractual terms, the loan will then be considered as any other loan that is past due or not in agreement with contractual terms, and additional allowance and reversal of related accrued interest will likely be required for these loans.

As of December 31, 2020, the following loan balances are still on deferral, accruing interest, and no loan has been on deferral longer than six months.

	Portfolio Balance Outstanding	Balance in Deferral	Balance in Process of Deferral	Total Deferred Loans	Total Deferrals as % of Portfolio
(In thousands, rounded)
Commercial and industrial	$677,000	$4,000	$—	$4,000	0.6%
Multifamily	947,000	15,000	—	15,000	1.6%
Commercial real estate, construction and land development	429,000	2,000	—	2,000	0.5%
Total commercial portfolio	2,053,000	21,000	—	21,000	1.0%
Residential real estate lending	1,239,000	18,000	—	18,000	1.5%
Consumer and other	191,000	2,000	—	2,000	1.0%
Total retail portfolio	1,430,000	20,000	—	20,000	1.4%
Totals	$3,483,000	$41,000	$—	$41,000	1.2%
There is $5.0 million in accrued interest receivables on the balance sheet as of December 31, 2020 as a result of loans on payment deferral due to COVID-19. Accrued interest was reversed for any loan that moved to non-accrual status during 2020.
The table below shows the credit risk rating of loans that have exited deferral status as of December 31, 2020, including those loans that did not resume payments and have been moved to non-accrual. These loans do not include other special mention or substandard loans that were never granted a payment deferral:

	Pass Rated	Special Mention	Substandard(1)	Total
(In thousands, rounded)
Commercial and industrial	$10,000	$15,000	$3,000	$28,000
Multifamily	52,000	109,000	18,000	179,000
Commercial real estate, construction and land development	30,000	39,000	49,000	118,000
Total commercial portfolio	92,000	163,000	70,000	325,000
Residential real estate lending	87,000	—	16,000	103,000
Consumer and other	—	—	—	—
Total retail portfolio	87,000	—	16,000	103,000
Total loans	$179,000	$163,000	$86,000	$428,000
(1) Substandard loans include $16 million of residential and $4 million of multifamily loans that have been placed on non-accrual.

Impact on our investment portfolio

We are also monitoring the impact of the COVID-19 pandemic on the value of our investments. We mark to market our publicly traded investments and we review our investment portfolio for impairment at each period end. While the value of our portfolio has substantially recovered since the pandemic began, market conditions could continue to be volatile. Although we have not recognized any impairments in our portfolio since the pandemic began, it is possible that impairments may occur in the future if economic conditions deteriorate further.
Impact on our capital

As of December 31, 2020, all of our capital ratios are in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, our reported and regulatory capital ratios could be adversely impacted by credit losses.
Other impacts on our results of operation and financial condition

In addition to the factors above, we believe the following factors may impact our earnings, though we are unable to quantify the impacts at this time:

•Increased allowance related to loans that continue to be impacted by the economy after the payment deferral periods end
•Lower net interest margin due to the Federal Reserves’ decision to lower rates to “near zero” at the end of March
•Lower loan originations as the credit worthiness of borrowers may be impacted by the current economic environment

As of December 31, 2020, we had $12.9 million of goodwill. During the second quarter of 2020, we performed our annual impairment analysis and determined no goodwill impairment was required. However, changes in certain assumptions used in the Bank’s calculations could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible. We will continue to monitor the COVID-19 pandemic and the related economic fallout, including changes in our stock price, the Federal Reserve’s significant reduction in interest rates and other business and market considerations, which may require us to reevaluate our goodwill impairment analysis. Any goodwill impairment charges we incur could have a material adverse effect on our earnings for one reporting period, but would not impact the cash flow or regulatory capital levels of the Bank.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, the most significant of which are described in Note 1 of our audited consolidated financial statements, starting on page 99 of this report. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements, which begin on page 99 of this report.
Additional information about our significant accounting policies and estimates can be found in Note 1 of our consolidated financial statements, starting on page 99 of this report.
Allowance for loan losses
We maintain an allowance for loan and lease losses (“allowance”) at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors, including past loss experience, the results of our ongoing loan grading process, the amount of past due and nonperforming loans, legal requirements, recommendations or requirements of regulatory authorities, and current economic conditions. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. Actual losses in any year may exceed allowance amounts. The allowance is increased by provisions charged to expense and decreased by provisions released from expense or by actual charge-offs, net of recoveries or previous amounts charged-off.
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit and interest rate discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the total combined discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance.
Our allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired. Once a loan is deemed to be impaired, we follow guidelines set forth in Accounting Standards Codification (“ASC”) No. 310. For loans secured by CRE, we use collateral value as the basis for determining the size of the impairment. Accruing TDRs are generally evaluated based on the cash flow of the property with any shortfall in the stabilized value of the property charged off. We then compare that balance to the ‘as is’ appraisal value and hold any shortfall as an allowance. Non-accruing loans (TDRs or otherwise) are generally considered collateral dependent via sale of the asset, and we apply the “as is” appraisal less expected cost to sell with any shortfall charged off. For C&I loans, we generally use discounted cash flow as the basis for determining the size of the impairment and any shortfall is held as a specific reserve.
The general component relates to loans that are not impaired and not individually evaluated. Loans in the general component are grouped into the following homogeneous pools:
•CRE loans;
•multi-family loans;
•construction and land loans;
•C&I;
•leveraged commercial loans;
•consumer/small business;
•purchased student loans;
•purchased Government Guaranteed loans
•legacy purchased HELOCs and 1-4 family residential loans;
•HELOCs and 1-4 family residential loans originated by us; and
•recently purchased 1-4 family residential loans.

Commercial loans are further segmented by risk grade: pass, special mention, and classified. We use a historical lookback period to determine loss rates based on our own loss experiences, or, if there is insufficient data, through proxy data. The current lookback period starts in 2010, the earliest time that we have relevant data and will continue to lengthen until we experience a complete economic cycle. Additionally, we apply an estimated loss emergence period (the “LEP”) to recognize that an event may have already occurred that has yet to manifest itself as a deterioration in the credit that may eventually lead to a loss. There are three components to the LEP: (1) observable—the observed time from a downgrade or delinquency to a loss; (2) known pre-emergence period—the time from when information becomes available until a downgrade is recorded; and (3) unknown period—the time between when an event (e.g. loss of income source) occurred until it becomes known and impacts the financial situation of the borrower. We also consider qualitative factors that mirror nine environmental factors suggested by the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors are reviewed each quarter using empirical data, where it is available and relevant, to guide management’s judgment to set the level and direction of risk for each factor. The maximum size is determined quarterly by looking at the current loss coverage of the allowance against the historical maximum loss rates during the look back period. We update the loss factors quarterly and the LEP annually. We do not use an unallocated allowance. Together, the quantitative and qualitative reserves form the general component of the allowance. Our allowance is heavily weighted to the general allowances for pools of loans, ASC 450-20, which incorporate quantitative adjustments (e.g., historical loan loss rates) and is not overly reliant on Qualitative adjustments (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.). This is a function of the dynamic lookback period, which expands from 2010 and is designed to capture a full credit cycle, and the ‘accordion feature’ of the qualitative scale. The current range of possible outcomes for the qualitative allowance is $8 million to $36 million and at year-end 2020, our qualitative allowance is $16.0 million.

Based on management’s determination, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans, future additions or reductions in the allowance may be necessary due to changes in one or more evaluation factors, such as management’s assumptions as to rates of default, loss or recoveries, or management’s intent with regard to disposition or cure options. The amount of the allowance is also affected by the size and composition of the loan portfolio. Based on this assessment, the allowance and allocation are adjusted each quarter. The allowance reflects management’s best estimate of the losses that are inherent in the loan portfolio at the balance sheet date. A shift in lending strategy may also warrant a change in the allowance due to a changing credit profile. In addition, various regulatory agencies review our allowance and may require us to recognize additions to, or charge-offs against, the allowance based on their judgment about information available to them at the time of their examination.

There are several controls around the allowance to insure an adequate, precise, and supportable value. We start with a separation of duties. There is a Process Owner who calculates the allowance and incorporates process controls to insure that all balances are accounted for and the overall accuracy of the data. Next, there is a Control Owner that performs separate controls to confirm the data, calculations, and results. We also have the ALLL Management Committee comprised of the Chief Credit Risk Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Risk Officer who review the totality of the ALLL, assumptions, data, controls and offers creditable challenges. The ALLL Management committee compares the ALLL to our peers, historic results, and current expectations and then approves the ALLL. The Credit Policy Committee thereafter reviews the ALLL, any changes from the prior quarter, and ratifies the ALLL.
Fair value

The use of fair values is required in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. ASC No. 820-10 defines fair value as an estimate of the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction (i.e., not a forced transaction, such as a liquidation or distressed sale) between market participants at the measurement date and is based on the assumptions market participants would use when pricing an asset or liability.
In determining the fair value of financial instruments, market prices of the same or similar instruments are used whenever such prices are available. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. If observable market prices are unavailable or impracticable to obtain, we are required to make judgments about assumptions that market participants would use in estimating the fair value of the financial instrument. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Fair value is estimated using modeling techniques and incorporates assumptions about interest rates, duration, prepayment speeds, future expected cash flows, market conditions, risks inherent in a particular valuation technique and the risk of nonperformance. These assumptions are inherently subjective as they require material estimates, all of which may be susceptible to significant change. The models used to determine fair value adjustments are periodically evaluated by management for relevance under current facts and circumstances.
Fair value measurement and disclosure guidance differentiates between those assets and liabilities required to be carried at fair value at every reporting period on a recurring basis, such as investment securities that are available-for-sale and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances on a non-recurring basis, such as when there is evidence of impairment.
See Note 14 of our consolidated financial statements, which are included beginning on page 134 of this report, for further information on the fair value of financial instruments.
Income taxes
We use the asset and liability method to account for income taxes. The objective of this method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Our annual tax rate is based on our income, statutory tax rates and available tax planning opportunities. Changes to the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by taxing authorities and changes to statutory, judicial, and regulatory guidance that impact the relative risks of tax positions. These changes, when they occur, can affect deferred and accrued taxes as well as the current period’s income tax expense and can be material to our operating results. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss carryforwards. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of tax benefit available to use, that it is more likely than not that we will be able to use those tax benefits before their expiration, we recognize the deferred tax assets in full on our balance sheet. However, if we conclude that it is more likely than not that we will not be able to utilize those tax benefits in full before their expiration, then we establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we can utilize. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and federal and state tax codes. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to our consolidated results of operations and reported earnings.

We also invest in renewable energy projects to derive tax benefits (e.g., investment tax credits, accelerated depreciation). The federal and/or state investment tax credits (ITCs) generated from the project flow to the Bank as an investor and provide tax savings or deferred tax assets when not utilized in the current tax year. Federal ITCs are received once the project is placed in service and recognized; state ITCs, if applicable, are subject to a variety of rules that vary by jurisdiction. The accelerated depreciation generated from the project will generally create a deferred tax item as a result of the temporary difference in an investor’s book versus tax basis in that investment. Tax accounting for the ITCs may utilize the flow-through method or the deferral method. The Bank has elected the deferral method where the benefit from the income tax credit is reflected in income over the productive life of the investment. Under this method, the investment tax credits are recognized as a reduction to the related asset.
See Note 11 of our consolidated financial statements, which are included beginning on page 126 of this report for further information on income taxes.
Recently Issued Accounting Pronouncements
See Note 2 of our consolidated financial statements, which are included beginning on page 105 of this report for a discussion of recently issued accounting pronouncements that have been or will be adopted by us that will require enhanced disclosures in our financial statements in future periods.
Impact of Inflation and Changing Prices
Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant effect on our performance than will the effect of changing prices and inflation in general. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. For more information about how we evaluate interest rate risk, please see the section entitled “Quantitative and Qualitative Disclosures about Market Risk – Evaluation of Interest Rate Risk.”

Results of Operations

General
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of interest expense on deposits and borrowings. Our results of operations are also dependent on non-interest income, consisting primarily of income from Trust Department fees, service charges on deposit accounts, net gains on sales of investment securities and loans, income from equity investments in solar projects and income from bank-owned life insurance. Other factors contributing to our results of operations include our provisions for loan losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and depreciation expenses, professional fees, data processing fees and other miscellaneous operating costs.

We had net income for the year ended 2020 of $46.2 million, or $1.48 per diluted common share, compared to $47.2 million, or $1.47 per diluted common share, for the year ended 2019. The $1.0 million decrease in net income for the year ended 2020, compared to the year ended 2019, was primarily due to a $21.0 million increase in the provision for loan losses and a $6.1 million increase in non-interest expense, partially offset by a $13.4 million increase in net interest income and an $11.4 million increase in non-interest income.

Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing funding sources.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Year Ended December 31,
	2020			2019			2018
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$371,112	$697	0.19%	$75,487	$949	1.26%	$87,606	$1,444	1.65%
Securities and FHLB stock (1)	1,890,824	47,815	2.53%	1,338,339	45,010	3.36%	1,081,950	32,616	3.01%
Total loans, net (2)(3)	3,527,261	141,983	4.03%	3,276,603	139,995	4.27%	3,039,779	129,904	4.27%
Total interest earning assets	5,789,197	190,495	3.29%	4,690,429	185,954	3.96%	4,209,335	163,964	3.90%
Non-interest earning assets:
Cash and due from banks	25,220			8,159			13,243
Other assets	229,825			239,336			190,755
Total assets	$6,044,242			$4,937,924			$4,413,333

Interest bearing liabilities:
Savings, NOW and money market deposits	2,297,841	7,303	0.32%	1,902,414	9,068	0.48%	1,681,545	6,005	0.36%
Time deposits	335,433	3,149	0.94%	435,157	5,393	1.24%	416,482	3,568	0.86%
Total deposits	2,633,274	10,452	0.40%	2,337,571	14,461	0.62%	2,098,027	9,573	0.46%
Federal Home Loan Bank advances	1,585	27	1.70%	202,837	4,835	2.38%	253,257	4,646	1.83%
Other Borrowings	—	—	—%	890	21	2.36%	—	—	—%
Total interest bearing liabilities	2,634,859	10,479	0.40%	2,541,298	19,317	0.76%	2,351,284	14,219	0.60%
Non-interest bearing liabilities:
Demand and transaction deposits	2,798,106			1,832,083			1,626,373
Other liabilities	102,282			93,816			43,421
Total liabilities	5,535,247			4,467,197			4,021,078
Stockholders' equity	508,995			470,727			392,254
Total liabilities and stockholders' equity	$6,044,242			$4,937,924			$4,413,332

Net interest income / interest rate spread		180,016	2.89%		166,637	3.20%		149,745	3.29%
Net interest earning assets / net interest margin	$3,154,338		3.11%	$2,149,131		3.55%	$1,858,051		3.56%

(1) Amounts include resell agreements
(2) Amounts are net of deferred origination costs / (fees) and the allowance for loan losses
(3) Includes prepayment penalty interest income for the years ended December 31, 2020 and 2019 of $4.1 million and $888,234 respectively

Years Ended December 31, 2020 and 2019
Our net interest income was $180.0 million for the year ended 2020, an increase of $13.4 million, or 8.0%, from the year ended 2019. This increase was primarily attributable to a decrease in interest expense due to a decrease in Federal Home Loan Bank (“FHLB”) advances and other borrowings, as well as a decrease in rates paid across all classes of interest bearing liabilities, and an increase in average securities of $552.5 million and average loans of $250.7 million, with such growth more than offsetting the lower yields earned on such assets. These impacts were partially offset by an increase in average interest-bearing deposits of $295.7 million.
Our net interest spread was 2.89% for the year ended 2020, compared to 3.20% for the year ended 2019, a decrease of 31 basis points. Our net interest margin was 3.11% for the year ended 2020, compared to 3.55% for the year ended 2019, a decrease of 44 basis points.
The yield on average earning assets was 3.29% for the year ended 2020, compared to 3.96% for the year ended 2019, a decrease of 67 basis points. This decrease was driven primarily by an 83 basis point decrease in the yield on securities and FHLB stock and a 24 basis point decrease in the yield on total loans, due to lower average market rates following the onset of the pandemic. The average rate paid on interest-bearing liabilities was 0.40% for the year ended 2020, a decrease of 36 basis points from the year ended 2019. This decrease was primarily due to a decrease in average FHLB advances of $201.3 million and a decrease in the average rate paid on deposits in 2020 compared to 2019. Noninterest-bearing deposits represented 52% and 44% of average deposits for the years ended 2020 and 2019, respectively, contributing to a total cost of deposits of 0.19% and 0.35% for the years ended 2020 and 2019, respectively.
Rate-Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates (rate). The table below presents the effect of volume and rate changes on interest income and expense. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2020 over 2019
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	953	(1,205)	(252)
Securities and FHLB stock	16,108	(13,303)	2,805
Total loans, net	10,293	(8,305)	1,988
Total interest income	27,354	(22,813)	4,541

Interest bearing liabilities:
Savings, NOW and money market deposits	1,431	(3,196)	(1,765)
Time deposits	(1,082)	(1,162)	(2,244)
Total deposits	349	(4,358)	(4,009)
Federal Home Loan Bank advances	(4,793)	(15)	(4,808)
Other Borrowings	(21)	—	(21)
Total borrowings	(4,814)	(15)	(4,829)
Total interest expense	$(4,465)	$(4,373)	$(8,838)
Change in net interest income	$31,819	$(18,440)	$13,379
Provision for Loan Losses
We establish an allowance through a provision for loan losses charged as an expense in our Consolidated Statements of Income. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance is increased by provisions charged to expense and decreased by provisions released from expense or by actual charge-offs, net of recoveries on prior loan charge-offs.

Our provisions for loan losses totaled $24.8 million for the year ended December 31, 2020, compared to $3.8 million for 2019. The increase in provision expense for the year ended December 31, 2020 was primarily driven by a $4.4 million increase in allowance related to negative economic factors due to the COVID-19 pandemic and payment deferrals in our loan portfolio, $17.0 million in charge offs primarily related to the economic impacts of COVID-19 on hotel, construction, and C&I loans (of which $4.4 million was previously reserved for in 2019) and a $4.6 million increase related to loan downgrades and other factors. The provision expense for the year ended 2019 was driven primarily by specific reserves on two C&I loans and growth in our loan portfolio, partially offset by improvement in our loss factors.
For a further discussion of the allowance, see “Allowance for Loan Losses” below.
Non-Interest Income
The following table presents our non-interest income for the periods indicated:

	Year Ended December 31,
(In thousands)	2020	2019
Trust Department fees	$15,222	$18,598
Service charges on deposit accounts	9,201	8,544
Bank-owned life insurance	3,085	1,649
Gain (loss) on sale of investment securities available for sale, net	1,605	83
Gain (loss) on sale of loans, net	2,520	13
Gain (loss) on other real estate owned, net	(482)	(564)
Equity method investments	7,411	—
Other income	2,042	878
Total non-interest income	$40,604	$29,201

Our non-interest income increased to $40.6 million for the year ended 2020, up $11.4 million, or 39.1%, from $29.2 million for the year ended 2019. This increase was primarily due to $7.4 million in tax credits on equity investments in solar projects, a $2.5 million increase in gain on the sale of loans, a $1.5 million increase in gain on the sale of securities, a $1.4 million gain on the sale of a branch reported in other income, and a $1.4 million increase in income on Bank-owned life insurance due to the receipt of multiple death benefit payouts. These increases were partially offset by a $3.4 million decrease in Trust Department fees.
Trust Department fees. Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $15.2 million in 2020, a decrease of $3.4 million, or 18.2%, from 2019, primarily due to the decline in income from our real-estate fund (discussed below) and the movement of funds to lower yielding products, partially offset by increases in the market value of assets. Our investment management business historically earned fees from a real-estate fund that we have been winding down since 2018 and for which we will no longer earn fees beginning in 2021. This real estate fund contributed $1.8 million in fees for the year ended 2020 and $3.1 million in fees for 2019, reflected in our Trust Department fees.
Service charges on deposit accounts. We earn fees from our clients for deposit related services. Service charges on deposit accounts were $9.2 million for the year ended 2020, an increase of $0.7 million, or 7.7%, from the year ended 2019, primarily due to increases in the number of customers and customer activity.

Bank-owned life insurance income. Income on bank-owned life insurance was $3.1 million for the year ended 2020, compared to $1.6 million for the year ended 2019. The increase in fees in 2020 was primarily due to multiple death benefit payouts during the year.

Gain (loss) on sale of investment securities available for sale, net. We had net gains of $1.6 million for the year ended 2020, compared to $0.1 million for the year ended 2019. The increase in net gains of $1.5 million was primarily due to the decision to take more gains from the sale of securities in 2020 compared to 2019 due to an increase in the price of fixed rate securities due to lower market rates.

Gain (loss) on sale of loans, net. We earn income or take losses on the sale of originated loans. We had net gains on sale of loans of $2.5 million for the year ended 2020, compared to net gains of $13,000 for the year ended 2019. The increase in gains was due to the Bank's decision to sell more originated loans in 2020 compared to 2019 due to favorable pricing and lower market rates.

Gain (loss) on other real estate owned. We earn income or take losses on the sale of properties that we have acquired as the result of the workout process on troubled loans. We had net losses on the sale of foreclosed residential properties of $0.5 million for the year ended 2020, compared to net losses of $0.6 million for the year ended 2019. The decrease in loss in 2020 was primarily due to the sale price of these properties being lower than our fair value estimates.

Equity method investments. We earned $7.4 million of income on our equity method investments for the year ended 2020, driven by tax credits on equity investments in solar projects that we entered into in 2020. We expect a loss in equity method investments of approximately $5.6 million during 2021; this loss is due to the timing of the $7.4 million in tax benefits earned during 2020. These impacts do not include any benefits of new solar equity investments that we may make in the future.

Other income. Other income consists of net gain on sale of fixed assets, fees on letters of credit, penalty fees on loans and miscellaneous fees. We had other income of $2.0 million for the year ended 2020 compared to $0.9 million for the year ended 2019. The increase of $1.2 million was primarily due to the gains on sale of fixed assets related to the branch closures in the year ended 2020.
Non-Interest Expense
The following table presents non-interest expense for the periods indicated:

	Year Ended December 31,
(In thousands)	2020	2019
Compensation and employee benefits, net	$69,421	$70,276
Occupancy and depreciation	23,040	17,721
Professional fees	11,205	11,934
Data processing	11,330	10,880
Office maintenance and depreciation	3,314	3,540
Amortization of intangible assets	1,370	1,374
Advertising and promotion	3,514	2,908
Other	10,692	9,194
Total non-interest expense	$133,886	$127,827

Our non-interest expense increased to $133.9 million for the year ended 2020, up $6.1 million, or 4.7%, from $127.8 million for the year ended 2019. The increase was primarily due to a $5.3 million increase in occupancy and depreciation expense and a $1.5 million increase in other expenses.
Compensation and employee benefits. Compensation and employee benefit costs are the largest component of our non-interest expense and include employee payroll expense, incentive compensation, pension plan expenses, health benefits and payroll taxes. Compensation and employee benefits decreased to $69.4 million for the year ended 2020, down $0.9 million, or 1.2%, from the year ended 2019.
Occupancy and depreciation. Rent, real estate taxes, depreciation and maintenance comprise the majority of occupancy and depreciation expense. Occupancy and depreciation expense increased to $23.0 million in the year ended 2020, up $5.3 million, or 30.0%, due to $6.0 million in expenses related to the closure of eight branch offices in New York City during 2020.
Professional fees. Professional fees include consulting, legal, audit, and trust sub-advisor fees. Professional fees decreased to $11.2 million in the year ended 2020, down $0.7 million, or 6.1%, from the year ended 2019. The decrease was primarily due lower sub-advisor fees on our assets under management and lower consulting expenses, partially offset by higher legal expenses related to our formation of a holding company and the transition of our CEO role.
Data processing. Data processing expenses include payments to vendors who provide software and services on an outsourced basis and other costs related to our systems, including internal networks. Data processing expense increased to $11.3 million for the year ended 2020, up $0.5 million, or 4.1%, from the year ended 2019, primarily driven by expenses related to the modernization of our custody operations.

Other. Other expenses include FDIC insurance assessments and other miscellaneous expenses. Other expense increased to $10.7 million for the year ended 2020, up $1.5 million, or 16.3% from year ended 2019, primarily due to FDIC insurance assessment credits in 2019 that ceased in the second quarter of 2020.
Income Taxes
We had income tax expense of $15.8 million for the year ended December 31, 2020, compared to $17.0 million for the year ended December 31, 2019, a decrease of $1.2 million. The decrease was primarily due to a lower effective tax rate and lower pre-tax earnings. Our effective tax rate for the year ended December 31, 2020 was 25.4% compared to 26.4% for the year ended December 31, 2019.
Financial Condition
Balance Sheet
Our total assets were $6.0 billion at December 31, 2020, compared to $5.3 billion at December 31, 2019. The $653.3 million increase was primarily driven by a $516.8 million increase in investment securities, of which $157.2 million was from PACE assessments, and a $154.8 million increase in resell agreements backed by Government Guaranteed loans. In the year ended 2020, the Bank also made $26.1 million of investments in solar projects with federal tax benefits and a $5.0 million equity investment in PACE Funding Group, LLC for the purpose of securing a purchase agreement for $150 million in PACE securities.
Our total liabilities were $5.4 billion at December 31, 2020, compared to $4.8 billion at December 31, 2019. Our total deposits were $5.3 billion at December 31, 2020, compared to $4.6 billion at December 31, 2019. The increase in deposits of $697.7 million was due to a $424.1 million increase in non-interest bearing demand deposits and a $273.7 million increase in interest bearing deposits. The Bank had no borrowings at December 31, 2020 compared to $75.0 million at December 31, 2019.
Investment Securities
The primary goal of our securities portfolio is to maintain an available source of liquidity and an efficient investment return on excess capital, while maintaining a low risk profile. We also use our securities portfolio to manage interest rate risk, meet CRA goals and to provide collateral for certain types of deposits or borrowings. An Investment Committee chaired by our Chief Financial Officer manages our investment securities portfolio according to written investment policies approved by our Board of Directors. Investments in our securities portfolio may change over time based on management’s objectives and market conditions.
We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration. GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private corporations controlled by the U.S. Government. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations. We invest in non-GSE securities in order to generate higher returns, improve portfolio diversification and or reduced interest rate and prepayment risk. With the exception of small legacy CRA investments comprising less than .1% of the portfolio or Trust Preferred securities, all of our non-GSE securities are senior positions that are the top of the capital structure.
Our investment securities portfolio consists of securities classified as available-for-sale and held-to-maturity. There were no trading securities in our investment portfolio during the years ended December 31, 2020 and 2019. All available-for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
We had available-for-sale securities of $1.5 billion and $1.2 billion at December 31, 2020 and December 31, 2019, respectively. The increase of $315.1 million from the year end of 2019 was primarily due to increases in fixed rate asset backed securities, floating rate collateralized loan obligation securities and fixed rate agency CMBS, partially offset by declines in other sections of the investment securities portfolio.
The held-to-maturity securities portfolio consists of residential and commercial PACE assessments, tax exempt municipal bonds and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $494.4 million and $292.7 million at December 31, 2020 and 2019, respectively.

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2020, we evaluated those securities which had an unrealized loss for other than temporary impairment, or OTTI, and determined substantially all of the decline in value to be temporary. There were $592.4 million of investment securities with unrealized losses at December 31, 2020 of which $12.8 million had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.
The following table is a summary of our investment portfolio, using market value for available-for-sale securities and amortized cost for held-to-maturity securities, as of the dates indicated.

	December 31, 2020		December 31, 2019		December 31, 2018
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$13,299	0.7%	$36,385	2.4%	$79,771	6.8%
GSE CMOs	366,421	18.0%	282,434	18.6%	270,988	23.0%
GSE commercial certificates & CMO	432,614	21.3%	253,913	16.7%	233,166	19.8%
Non-GSE residential certificates	33,384	1.6%	59,008	3.9%	101,362	8.6%
Non-GSE commercial certificates	44,968	2.2%	46,874	3.1%	55,060	4.7%

Other debt:
U.S. Treasury	203	0.0%	199	0.0%	198	0.0%
ABS	597,546	29.3%	523,777	34.5%	403,996	34.1%
Trust preferred	13,773	0.7%	13,897	0.9%	15,990	1.4%
Corporate	37,654	1.9%	8,283	0.6%	13,649	1.1%
Other	—	0.0%	—	0.0%	990	0.1%

Total available for sale	1,539,862	75.7%	1,224,770	80.7%	1,175,170	99.6%

Held to maturity:
Mortgage-related:
GSE commercial certificates	$—	0.0%	$—	0.0%	$—	0.0%
GSE residential certificates	611	0.0%	635	0.0%	656	0.1%
Non GSE commercial certificates	212	0.0%	270	0.0%	325	0.0%

Other debt:
PACE	421,036	20.7%	263,805	17.4%	—	0.0%
Municipal	67,490	3.3%	22,894	1.5%	—	0.0%
Other	5,100	0.3%	5,100	0.3%	3,100	0.3%
Total held to maturity	494,449	24.3%	292,704	19.3%	4,081	0.4%

Total securities	$2,034,311	100.0%	$1,517,474	100.0%	$1,179,251	100.0%

The following table shows contractual maturities and yields for the securities available-for-sale and held-to-maturity portfolios:

	Contractual Maturity as of December 31, 2020

	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	0.0%	$12,977	1.9%
GSE residential CMOs	—	0.0%	—	0.0%	25,649	2.1%	328,134	1.9%
GSE commercial certificates & CMO	327	0.8%	24,806	1.8%	300,831	1.2%	95,524	2.3%
Non-GSE residential certificates	—	0.0%	10,000	2.1%	—	0.0%	23,120	1.7%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	45,179	1.6%

Other debt:
U.S. Treasury	—	0.0%	200	1.7%	—	0.0%	—	0.0%
ABS	—	0.0%	17,864	3.3%	182,827	1.7%	394,371	2.0%
Trust preferred	—	0.0%	—	0.0%	14,627	0.8%	—	0.0%
Corporate	—	0.0%	3,000	6.5%	33,973	4.5%	—	0.0%
Other	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Held to maturity:
Mortgage-related:
GSE residential certificates	—	0.0%	—	0.0%	5	5.2%	606	3.2%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	212	5.6%

Other debt:
PACE	—	0.0%	—	0.0%	—	0.0%	421,036	4.1%
Municipal	—	0.0%	—	0.0%	10,152	1.1%	57,338	2.2%
Other	2,000	1.5%	3,100	3.3%	—	0.0%	—	0.0%

Total securities	$2,327	1.4%	$58,970	2.6%	$568,064	1.6%	$1,378,497	2.6%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.
The following table shows a breakdown of our asset backed securities by sector and ratings:

December 31, 2020
ABS Securities:
(In thousands)	Amount	%	Expected Avg. Life in Years	Credit Ratings Highest Rating if split rated
				% Floating	% AAA	% AA	% A	% Not Rated	Total
CLO Commercial & Industrial	$297,663	49.8%	2.9	100%	100%	0%	0%	0%	100%
Consumer	129,125	21.6%	4.0	0%	26%	1%	73%	0%	100%
Mortgage	100,110	16.8%	2.4	100%	100%	0%	0%	0%	100%
Student	70,648	11.8%	4.7	93%	91%	9%	0%	0%	100%
Total Securities:	$597,546	100%	3.3	78%	83%	1%	16%	0%	100%

Loans
Lending-related income is the most significant component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees, were $3.4 billion as of December 31, 2020, an increase of $8.5 million, compared to $3.4 billion as of December 31, 2019. The increase was primarily driven by a $202.9 million increase in C&I loans, which includes $97.7 million of government guaranteed and PPP loans, and a $27.6 million increase in consumer loans. These increases were partially offset by a $127.8 million decrease in residential loans and a $78.4 million decrease in commercial real estate and multifamily loans.
We actively purchase loans from other originating institutions that we believe provide attractive risk-adjusted returns. Over the last two years we have made the following loan purchases:
•In 2020, we purchased $114.4 million of commercial loans that are unconditionally guaranteed by the U.S. Government (which includes $51.3 million of loans originated through the Government’s Paycheck Protection Program), $80.3 million of residential solar loans, $34.6 million of residential mortgages and $2.0 million of commercial energy efficiency loans
•In 2019, we purchased $88.4 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $29.8 million of residential solar loans, and $12.3 million of commercial solar loans
We plan to selectively evaluate the purchase of additional loan pools that meet our underwriting criteria as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, including our purchased loan pools, for the periods presented.

	At December 31,
	2020		2019		2018		2017		2016
(In thousands)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$677,192	19.5%	$474,342	13.7%	$556,537	17.2%	$687,417	24.4%	$719,965	28.3%
Multifamily	947,177	27.2%	976,380	28.2%	916,337	28.3%	902,475	32.1%	747,804	29.4%
Commercial real estate	372,736	10.7%	421,947	12.2%	440,704	13.6%	352,475	12.5%	384,950	15.1%
Construction and land development	56,087	1.6%	62,271	1.8%	46,178	1.4%	11,059	0.4%	8,350	0.3%
Total commercial portfolio	2,053,192	59.0%	1,934,940	55.9%	1,959,756	60.5%	1,953,426	69.4%	1,861,069	73.1%

Retail portfolio:
Residential real estate lending	1,238,697	35.5%	1,366,473	39.4%	1,110,410	34.2%	800,617	28.4%	681,228	26.7%
Consumer and other	190,676	5.5%	163,077	4.7%	171,184	5.3%	61,929	2.2%	4,180	0.2%
Total retail	1,429,373	41.0%	1,529,550	44.1%	1,281,594	39.5%	862,546	30.6%	685,408	26.9%
Total loans	3,482,565	100.0%	3,464,490	100.0%	3,241,350	100.0%	2,815,972	100.0%	2,546,477	100.0%

Net deferred loan origination fees (costs)	6,330		8,124		6,481		(94)		(1,734)
Allowance for loan losses	(41,589)		(33,847)		(37,195)		(35,965)		(35,658)
Total loans, net	$3,447,306		$3,438,767		$3,210,636		$2,779,913		$2,509,085
Commercial loan portfolio
Our commercial loan portfolio comprised 59.0% of our total loan portfolio at December 31, 2020 and 55.9% of our total loan portfolio at December 31, 2019. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at December 31, 2020 by exposure was $3.3 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships with these borrowers including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned and include organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $677.2 million at December 31, 2020, which comprised 33.0% of commercial loans and 19.5% of our total loan portfolio. During the year ended December 31, 2020, the C&I loan portfolio increased by 42.8% from $474.3 million at December 31, 2019, due to increased lending to mission aligned customers and the addition of $51.3 million of PPP loans.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Our multifamily loans are largely concentrated in New York City, our largest geographic market, with 80% of our multifamily loans originated in this market. Our multifamily loans have been underwritten under stringent guidelines on loan to value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. As of December 31, 2020, 42% of these loans had a loan-to-value ratio at or below 60% at origination and 92% had a loan-to-value ratio at or below 75% at origination, by original loan amount. The average size of our multifamily loan exposure at December 31, 2020 was $5.1 million with a median size of $3.6 million.
Our multifamily mortgage loans totaled $947.2 million at December 31, 2020 which comprised 46.1% of commercial loans and 27.2% of the total loan portfolio. In 2020, our multifamily mortgage loan portfolio decreased by 3.0% from $976.4 million at December 31, 2019 primarily due to the impact of COVID-19 on loan originations and prepayments due to the low interest rate environment.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 25 owner‑occupied buildings which account for an aggregate total of $42.7 million in loans as of December 31, 2020.
Our CRE mortgages totaled $372.7 million at December 31, 2020, which comprised 18.2% of commercial loans and 10.7% of the total loan portfolio. In 2020, our CRE mortgage portfolio decreased by 11.7% from $421.9 million at December 31, 2019.
Retail loan portfolio

Our retail loan portfolio comprised 41.0% of our loan portfolio at December 31, 2020 and 44.1% of our loan portfolio at December 31, 2019. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of December 31, 2020, 80% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 13% were purchased from two third parties on or after July, 2014, and 7% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.2 billion at December 31, 2020, which comprised 86.7% of our retail loan portfolio and 35.5% of our total loan portfolio. In 2020, our residential real estate lending loans decreased by 9.4% from $1.4 billion at December 31, 2019, primarily due to higher prepayments due to the low interest rate environment and our decision to sell more loan originations.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, purchased residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $190.7 million at December 31, 2020, which comprised 13.3% of our retail loan portfolio and 5.5% of our total loan portfolio, compared to 10.7% of our retail loan portfolio and 4.7% of our total loan portfolio at December 31, 2019. In 2020, our consumer and other loans increased by 16.9% from $163.1 million at December 31, 2019. This increase is primarily due to an increase of $58.1 million in purchased residential solar loans, partially offset by a $29.9 million decrease in purchased student loans.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following tables is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at December 31, 2020, and December 31, 2019.

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2020:
Commercial Portfolio:
Commercial and industrial	$149,870	$266,209	$261,113	$677,192
Multifamily	127,009	496,107	324,061	947,177
Commercial real estate	58,124	259,664	54,948	372,736
Construction and land development	41,293	9,773	5,021	56,087

Retail Portfolio:
Residential real estate lending	450	1,834	1,236,413	1,238,697
Consumer and other	536	2,372	187,768	190,676
Total Loans	$377,282	$1,035,959	$2,069,324	$3,482,565

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$870,644	$1,360,222	$2,230,865
Floating or adjustable interest rates	165,315	709,102	874,417
Total Loans	$1,035,959	$2,069,324	$3,105,282

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2019:
Commercial Portfolio:
Commercial and industrial	$88,036	$183,387	$202,919	$474,342
Multifamily	96,845	608,647	270,888	976,380
Commercial real estate	53,669	251,729	116,549	421,947
Construction and land development	35,121	14,124	13,026	62,271

Retail Portfolio:
Residential real estate lending	436	634	1,365,403	1,366,473
Consumer and other	714	4,042	158,321	163,077
Total Loans	$274,821	$1,062,563	$2,127,106	$3,464,490

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$902,981	$1,366,370	$2,269,351
Floating or adjustable interest rates	159,582	760,736	920,318
Total Loans	$1,062,563	$2,127,106	$3,189,669
Allowance for Loan Losses
We maintain the allowance at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors, including end-of-period loan levels and portfolio composition, observable trends in nonperforming loans, our historical loan losses, known and inherent risks in the portfolio, underwriting practices, adverse situations that may impact a borrower’s ability to repay, the estimated value and sufficiency of any underlying collateral, credit risk grade assessments, loan impairment and economic conditions. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions for loan losses charged to expense and decreased by actual charge-offs, net of recoveries of previous amounts charged-off.
The allowance consists of specific allowances for loans that are individually classified as impaired and general components. Impaired loans include loans placed on nonaccrual status and troubled debt restructurings. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if we will be unable to collect all principal and interest payments due in accordance with the original contractual terms of the loan agreement, we consider the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realized value of any collateral. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Impaired loans are individually identified and evaluated for impairment based on a combination of internally assigned risk ratings and a defined dollar threshold. If a loan is impaired, a specific reserve is applied to the loan so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria for individual evaluation are evaluated in homogeneous pools of loans with similar risk characteristics.
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. As of December 31, 2020, we have recognized $3.0 million in additional reserves related to the NRB acquisition. At the close of the NRB acquisition, there were no Purchase Credit Impaired loans. As of December 31, 2020, the remaining Mark is $1.8 million. In addition, the ALLL includes $3.4 million on-balance-sheet and $0.1 million off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition. Since the close of the NRB acquisition, we have charged off $1.5 million of commercial loans and as of December 31, 2020, there were $12.0 million of nonaccrual loans.

The following table presents, by loan type, the changes in the allowance for the periods indicated.

	Year Ended December 31,
	2020	2019	2018	2017	2016
(In thousands)
Balance at beginning of period	$33,847	$37,195	$35,965	$35,658	$33,664
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	11,293	9,236	33	7,458	3,758
Multifamily	—	—	—	—	—
Commercial real estate	3,787	—	—	—	—
Construction and land development	970	—	—	—	—
Retail portfolio:
Residential real estate lending	492	683	791	6,162	4,440
Consumer and other	1,691	710	378	345	583
Total loan charge-offs	18,233	10,629	1,202	13,965	8,781
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	57	1,696	54	1,177	101
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	483	—
Construction and land development	1	—	—	—	—
Retail portfolio:
Residential real estate lending	975	1,594	2,464	5,791	2,900
Consumer and other	151	154	174	149	217
Total loan recoveries	1,184	3,444	2,692	7,600	3,218
Net (recoveries) charge-offs	17,049	7,185	(1,490)	6,366	5,563
Provision for (recovery of) loan losses	24,791	3,837	(260)	6,672	7,557
Balance at end of period	$41,589	$33,847	$37,195	$35,965	$35,658
The allowance increased $7.7 million to $41.6 million at December 31, 2020 from $33.8 million at December 31, 2019. At December 31, 2020, we had $73.7 million of impaired loans for which we made a specific allowance of $6.2 million, compared to $65.4 million of impaired loans at December 31, 2019 for which we made a specific allowance of $7.5 million. The ratio of allowance to total loans was 1.19% and 0.98% for December 31, 2020 and 2019, respectively. The increase is attributable to the higher loan balances and higher qualitative factors at December 31, 2020 compared to December 31, 2019. The COVID-19 pandemic has had and may continue to have an adverse effect on the credit quality of our loan portfolio during the year ended 2020. The impact of the virus on the economy and on the financial condition of our borrowers could result in increased loan delinquencies and defaults. Impaired loans have increased as a result of the COVID-19 pandemic and may continue to increase in future periods.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
(In thousands)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$9,065	19.4%	$11,126	14.2%	$16,046	17.2%	$15,455	24.4%	$16,069	28.3%
Multifamily	10,324	27.2%	5,210	28.4%	4,736	28.3%	5,280	32.1%	5,299	29.4%
Commercial real estate	6,213	10.7%	2,492	12.6%	2,573	13.6%	3,377	12.5%	3,665	15.1%
Construction and land development	2,077	1.6%	808	1.8%	1,089	1.4%	188	0.4%	146	0.3%
Total commercial portfolio	27,679	58.9%	19,636	57.0%	24,444	60.5%	24,300	69.4%	25,179	73.1%

Retail Portfolio:
Residential real estate lending	12,330	35.6%	14,149	38.2%	11,987	34.2%	11,265	28.4%	10,381	26.7%
Consumer and other	1,580	5.5%	62	4.8%	764	5.3%	400	2.2%	98	0.2%
Total retail portfolio	13,910	41.1%	14,211	43.0%	12,751	39.5%	11,665	30.6%	10,479	26.9%

Total allowance for loan losses	$41,589		$33,847		$37,195		$35,965		$35,658
Nonperforming Assets
Nonperforming assets include all loans categorized as nonaccrual or restructured, other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. We generally do not accrue interest on loans that are 90 days or more past due (unless we are in the process of collection or an extension and feel that the customer is not in financial difficulty). When a loan is placed on nonaccrual, previously accrued but unpaid interest is reversed and charged against interest income and future accruals of interest are discontinued. Payments by borrowers for loans on nonaccrual are applied to loan principal. Loans are returned to accrual status when, in our judgment, the borrower’s ability to satisfy principal and interest obligations under the loan agreement has improved sufficiently to reasonably assure recovery of principal and the borrower has demonstrated a sustained period of repayment performance.
A loan is identified as a troubled debt restructuring, or TDR, when we, for economic or legal reasons related to the borrower’s financial difficulties, grant a concession to the borrower. The concessions may be granted in various forms, including interest rate reductions, principal forgiveness, extension of maturity date, waiver or deferral of payments and other actions intended to minimize potential losses. A loan that has been restructured as a TDR may not be disclosed as a TDR in years subsequent to the restructuring if certain conditions are met. Generally, a nonaccrual loan that is restructured remains on nonaccrual status for a period no less than six months to demonstrate that the borrower can meet the restructured terms. However, the borrower’s performance prior to the restructuring or other significant events at the time of restructuring may be considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s performance under the new terms is not reasonably assured, the loan remains classified as a nonaccrual loan.
As a result of the COVID-19 pandemic, we have experienced a significant increase in the number of requests for temporary loan modifications. As of December 31, 2020, we had COVID-19 related loan payment deferrals or deferral requests in process totaling $41 million. We have granted these borrowers short-term concessions of three to six months, in the form of payment deferrals. According to interagency guidance and the CARES Act, loans modified during the COVID-19 pandemic are not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral is temporary in nature and the loans are expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets for the periods presented:

	At December 31,
	2020	2019	2018	2017	2016
(In thousands)
Loans 90 days past due and accruing	$1,404	$446	$—	$6,971	$—
Nonaccrual loans excluding held for sale loans and restructured loans	40,039	5,992	8,379	4,914	23,496
Nonaccrual loans held for sale	—	—	—	4,186	—
Troubled debt restructured loans - nonaccrual	20,885	25,019	15,482	14,785	13,838
Troubled debt restructured loans - accruing	19,553	34,367	34,457	43,981	41,551
Other real estate owned	306	809	844	1,907	2,946
Impaired securities	47	65	93	12,296	164
Total nonperforming assets	$82,234	$66,698	$59,255	$89,040	$81,995

Nonaccrual loans:
Commercial and industrial	$12,444	$15,564	$12,153	$12,569	$10,462
Multifamily	9,575	—	—	—	—
Commercial real estate	3,433	3,693	4,112	—	—
Construction and land development	11,184	3,652	—	—	—
Total commercial portfolio	36,636	22,909	16,265	12,569	10,462

Residential real estate lending	23,656	7,774	7,586	7,104	26,827
Consumer and other	632	328	10	26	45
Total retail portfolio	24,288	8,102	7,596	7,130	26,872
Total nonaccrual loans	$60,924	$31,011	$23,861	$19,699	$37,334

Nonperforming assets to total assets	1.38%	1.25%	1.27%	2.20%	2.03%
Nonaccrual assets to total assets	1.02%	0.60%	0.53%	0.64%	1.00%
Nonaccrual loans to total loans	1.75%	0.90%	0.74%	0.70%	1.47%
Allowance for loan losses to nonaccrual loans	68%	109%	156%	183%	96%

Troubled debt restructurings:
TDRs included in nonaccrual loans	$20,885	$25,019	$15,482	$14,785	$13,838
TDRs in compliance with modified terms	$19,553	$34,367	$34,457	$43,981	$41,551
Total nonperforming assets were $82.2 million at December 31, 2020 compared to $66.7 million at December 31, 2019. The $15.5 million increase was due to an increase of $29.9 million in nonaccrual loans, primarily related to the pandemic.
The amount of interest that would have been recorded on nonaccrual loans, had the loans not been classified as nonaccrual, totaled $0.9 million for the year ended December 31, 2020 and $0.8 million for the year ended December 31, 2019. We recognized no interest income on nonaccrual loans for the year ended December 31, 2020, compared to $0.1 million recognized for the year ended December 31, 2019.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $334.0 million, or 5.6% of total assets, at December 31, 2020, as follows: $306.1 million are commercial loans currently in workout that management expects will be rehabilitated; $13.6 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $17.9 million are residential 1-4 family or retail loans, with $14.5 million at 30 days delinquent, and $3.4 million at 60 days delinquent.

Resell Agreements
We have entered into $154.8 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted rate of 1.25%.
Deferred Tax Asset
We had a net deferred tax asset, net of deferred tax liabilities, of $27.9 million at December 31, 2020 and $28.4 million at December 31, 2019.
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized due to the inability to generate sufficient taxable income in the period and/or of the character necessary to utilize the benefit of the deferred tax asset. The more-likely-than-not criterion means the likelihood of realization is greater than 50%. When evaluating whether it is more likely than not that all or some portion of the deferred tax asset will not be realized, all available evidence, both positive and negative, that may affect the ability to realize deferred tax assets should be identified and considered in determining the appropriate amount of the valuation allowance. Management assesses all the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets.
As of December 31, 2020 and 2019, we believed our deferred tax assets were fully realizable and, therefore, no valuation allowance was held against the balance. Our management concluded that it was more likely than not that the entire amount will be realized. We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statement of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $5.3 billion at December 31, 2020, compared to $4.6 billion at December 31, 2019. Our deposit growth was attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of December 31, 2020, we had approximately $602.8 million in political deposits which are primarily in demand deposits, compared to $578.6 million as of December 31, 2019.
Our total deposits include deposits from Workers United and its related entities of $95.8 million and $86.9 million at December 31, 2020 and 2019, respectively.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2020 and December 31, 2019.

	2020			2019			2018
	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid
(In thousands)
Non-interest bearing demand deposit accounts	$2,798,106	$—	0.00%	$1,832,083	$—	0.00%	$1,626,374	$—	0.00%
NOW accounts	334,669	440	0.13%	225,017	1,039	0.46%	201,353	797	0.40%
Money market deposit accounts	1,748,288	6,445	0.37%	1,340,138	7,324	0.55%	1,161,309	4,683	0.40%
Savings accounts	214,884	418	0.19%	337,259	704	0.21%	318,882	525	0.16%
Time deposits	335,433	3,149	0.94%	435,157	5,393	1.24%	416,482	3,568	0.86%
Brokered CD	—	—	—%	19,981	509	2.55%	—	—	—%
	$5,431,380	$10,452	0.19%	$4,189,635	$14,970	0.36%	$3,724,400	$9,573	0.26%
Time deposits of $100,000 or more outstanding at December 31, 2020 are summarized as follows:

Maturities as of December 31, 2020
(In thousands)
Within three months	$71,150
After three but within six months	28,158
After six months but within twelve months	58,204
After twelve months	25,907
$183,419

Borrowings and Other Interest-Bearing Liabilities

In addition to deposits, we also utilize FHLB advances as a supplementary funding source to finance our operations. Our advances from the FHLB are collateralized by residential, multifamily real estate loans and securities.
As of December 31, 2020, we had no borrowings. We had no month-end balance of borrowings during 2020. The average balance of borrowing for 2020 was $1.6 million with an average rate of 1.70%.

The following tables outline our various sources of borrowed funds during the years ended December 31, 2020, December 31, 2019 and December 31, 2018, and the amounts outstanding at the end of each period, the maximum month-end amount for each component during the periods, the average amounts for each period, and the average interest rate that we paid for each borrowing source. The maximum month-end balance represents the high indebtedness for each component of borrowed funds at any time during each of the periods shown.

	Year ended December 31, 2020
(In thousands)	Ending Balance	Period End Rate	Maximum Month End Balance	Average Balance	Average Rate
Borrowing from FHLB	$—	0.00%	$—	$1,585	1.70%
Fed Funds purchased	$—	0.00%	$—	$—	0.00%
Total	$—	0.00%	$—	$1,585	1.70%

	Year ended December 31, 2019
(In thousands)	Ending Balance	Period End Rate	Maximum Month End Balance	Average Balance	Average Rate
Borrowing from FHLB	$75,000	1.84%	$363,775	$202,837	2.38%
Fed Funds purchased	$—	—%	$50,000	$890	2.36%
Total	$75,000	1.84%	$413,775	$203,727	2.38%

	Year ended December 31, 2018
(In thousands)	Ending Balance	Period End Rate	Maximum Month End Balance	Period Balance	Average Rate
Borrowing from FHLB	$92,875	2.13%	$401,775	$253,257	1.83%
Total	$92,875	2.13%	$401,775	$253,257	1.83%
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund our operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Our Funding and Liquidity Risk Management Policy provides the framework that we use to maintain adequate liquidity and sources of available liquidity at levels that enable us to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. The Asset and Liability Management Committee, is responsible for oversight of liquidity risk management activities in accordance with the provisions of our Liquidity Risk Management Policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various balance sheet and economic scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption impacting a wide range of variables. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that will meet our immediate and long-term funding requirements. We seek to manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third-party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of debt or equity securities. We believe that the sources of available liquidity are adequate to meet our current and reasonably foreseeable future liquidity needs.
At December 31, 2020, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $38.8 million, or 0.6% of total assets, compared to $122.5 million, or 2.3% of total assets at December 31, 2019. Our available-for-sale securities at December 31, 2020 were $1.5 billion, or 25.8% of total assets, compared to $1.2 billion, or 23.0% of total assets at December 31, 2019. Investment securities with an aggregate fair value of $106.1 million at December 31, 2020 were pledged to secure public deposits.
The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2020, we had no advances from the FHLB and a remaining credit availability of $1.6 billion. In addition, we maintain borrowing capacity of approximately $125.5 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources
Total stockholders’ equity at December 31, 2020 was $535.8 million, compared to $490.5 million at December 31, 2019, an increase of $45.3 million, or 9.2%. The increase was primarily driven by net income of $46.2 million for the year ended December 31, 2020, and an increase of $14.0 million in accumulated other comprehensive income from the increase in the fair value of available-for-sale securities, partially offset by $10.1 million in dividend payments and $7.0 million in repurchases of our common stock.
We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.
Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully-phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital).
The following table shows the Bank's regulatory capital ratios at the dates indicated:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier I capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier I capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%

December 31, 2019
Total capital to risk weighted assets	$490,831	14.01%	$280,265	8.00%	$350,331	10.00%
Tier I capital to risk weighted assets	455,668	13.01%	210,199	6.00%	280,265	8.00%
Tier I capital to average assets	455,668	8.90%	204,852	4.00%	256,065	5.00%
Common equity tier 1 to risk weighted assets	455,668	13.01%	157,649	4.50%	227,715	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

As of December 31, 2020, we were categorized as “well capitalized” under the prompt corrective action measures, and met the capital conservation buffer.
Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk.
The following table summarizes these relations as of December 31, 2020 and December 31, 2019:

Contractual Obligations:
December 31, 2020
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$—	$—	$—	$—	$—
Operating Leases	58,146	9,806	19,749	19,679	8,912
Purchase Obligations	36,437	3,962	9,224	9,224	14,027
Certificates of Deposit	272,025	231,239	32,236	7,825	725
	$366,608	$245,007	$61,209	$36,728	$23,664

December 31, 2019
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt	$75,000	$75,000	$—	$—	$—
Operating Leases	69,679	10,743	20,816	19,459	18,661
Purchase Obligations	13,413	2,012	4,024	4,024	3,353
Certificates of Deposit	393,555	371,826	16,881	4,848	—
	$551,647	$459,581	$41,721	$28,331	$22,014
Investment Obligations
The Bank is party to an agreement for the purchase of up to $325 million of PACE assessment securities by September 2021, to be held in our held-to-maturity investment portfolio. As of December 31, 2020, the Bank had fulfilled $165.4 million of its obligation. As of December 31, 2019, the Bank was not party to such an agreement or related purchase obligation. The PACE assessments have equal-lien priority with property taxes and rank senior to first lien mortgages.
Off-Balance Sheet items
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial letters of credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The contractual or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral is primarily obtained in the form of commercial and residential real estate (including income producing commercial properties).
Standby letters of credit are conditional commitments issued by us to guarantee to a third-party the performance of a customer. Those guarantees are primarily issued to support public and private borrowing arrangements, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
Commitments to make loans are generally made for periods of 60 days or less. Excluding impaired loans charging default interest and Letters of Credit, fixed rate commercial loan commitments have interest rates ranging from 1.0% to 8.0% and maturities up to 2048, and variable rate loan commitments have interest rates ranging from 3.0% to 11.3% and maturities up to 2048. Our exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as for funded instruments. We do not anticipate any material losses as a result of the commitments and standby letters of credit. See Note 15 of our consolidated financial statements, which are included on page 138 of this document for further information on commitments.
At December 31, 2020, we had commitments to extend credit totaling $455.5 million and standby letters of credit totaling $17.9 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary market risk is interest rate risk, which is defined as the risk of loss of net interest income or net interest margin because of changes in interest rates.
We seek to measure and manage the potential impact of interest rate risk on our net interest income and net interest expense. Interest rate risk occurs when interest-earning assets and interest-bearing liabilities mature or re-price at different times, on a different basis or in unequal amounts. Interest rate risk also arises when our assets, liabilities and off-balance sheet contracts each respond differently to changes in interest rates, including as a result of explicit and implicit provisions in agreements related to such assets and liabilities and in off-balance sheet contracts that alter the applicable interest rate and cash flow characteristics as interest rates change. The two primary examples of such provisions that we are exposed to are the duration and rate sensitivity associated with indeterminate-maturity deposits (e.g., non-interest-bearing checking accounts, negotiable order of withdrawal accounts, savings accounts and money market deposits accounts) and the rate of prepayment associated with fixed-rate lending and mortgage-backed securities. Interest rates may also affect loan demand, credit losses, mortgage origination volume and other items affecting earnings.
Our Asset Liability Management Committee, chaired by our Treasurer, manages our interest rate risk according to written policies approved by our Board of Directors. Changes in our risk profiles are monitored and managed on a continual basis while risk limits are based on quarterly calculations. We use two primary models to monitor interest rate risk: economic value of equity and net interest income simulations. Scenarios include parallel shifts, ramped shifts, twists of yield curves and other adverse impacts. In addition, we monitor the impact of changes to various assumptions including asset prepayments and deposit repricing and decay assumptions. Our risk management infrastructure also requires the Asset Liability Management Committee to periodically review and disclose all key assumptions used, compare these assumptions and observations to actual historical experience, and check model reliability and validity by sample testing data inputs, back testing and third party validation.
We manage our interest rate risk by monitoring calculated risk measures and balance sheet trends such as growth in fixed rate loans, deposit trends and other factors that affect our risk profile. In order to counter changes in risk, we evaluate costs and other trade-offs associated with changing the composition of assets and liabilities; such as selling fixed rate securities, extending the term of borrowings, changing pricing of loans or deposits or selling residential mortgage loans in the secondary market. We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
We are also subject to credit risk. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and other credit policies, risk ratings and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history.
Evaluation of Interest Rate Risk
Our simulation models incorporate various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) loan and securities prepayment speeds for different interest rate scenarios, (4) interest rates and balances of indeterminate-maturity deposits for different scenarios, and (5) new volume and yield assumptions for loans, securities and deposits. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of December 31, 2020 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results.
The results of this simulation analysis are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads, would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

Change in Market Interest Rates as of	Estimated Increase (Decrease) in:
December 31, 2020
Immediate Shift	Economic Value of Equity	Economic Value of Equity	Year 1 Net Interest Income	Year 1 Net Interest Income
+400 basis points	10.9%	$96,857	23.3%	$41,503
+300 basis points	15.8%	140,178	22.1%	39,450
+200 basis points	17.1%	151,214	17.3%	30,914
+100 basis points	11.4%	100,659	9.2%	16,475
-100 basis points	-17.0%	(150,571)	-10.9%	(19,477)

Item 8. Amalgamated Bank’s Financial Statements and Supplementary Data.

Amalgamated Bank’s Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$7,736	$7,596
Interest-bearing deposits in banks	31,033	114,942
Total cash and cash equivalents	38,769	122,538
Securities:
Available for sale, at fair value (amortized cost of $1,513,409 and $1,217,087, respectively)	1,539,862	1,224,770
Held-to-maturity (fair value of $502,425 and $292,837, respectively)	494,449	292,704
Loans held for sale	11,178	2,328
Loans receivable, net of deferred loan origination costs (fees)	3,488,895	3,472,614
Allowance for loan losses	(41,589)	(33,847)
Loans receivable, net	3,447,306	3,438,767

Resell agreements	154,779	—
Accrued interest and dividends receivable	23,970	19,088
Premises and equipment, net	12,977	17,778
Bank-owned life insurance	105,888	80,714
Right-of-use lease asset	36,104	47,299
Deferred tax asset	36,079	31,441
Goodwill	12,936	12,936
Other intangible assets	5,359	6,729
Equity investments	11,735	—
Other assets	47,240	28,246
Total assets	$5,978,631	$5,325,338
Liabilities
Deposits	$5,338,711	$4,640,982
Borrowed funds	—	75,000
Operating leases	53,173	62,404
Other liabilities	50,926	56,408
Total liabilities	5,442,810	4,834,794

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,049,525 and 31,523,442 shares issued and outstanding, respectively)	310	315
Additional paid-in capital	300,989	305,738
Retained earnings	217,213	181,132
Accumulated other comprehensive income (loss), net of income taxes	17,176	3,225
Total Amalgamated Bank stockholders' equity	535,688	490,410
Noncontrolling interests	133	134
Total stockholders' equity	535,821	490,544
Total liabilities and stockholders’ equity	$5,978,631	$5,325,338
See accompanying notes to consolidated financial statements

Amalgamated Bank’s Consolidated Statements of Income (Dollars in thousands, except for per share amounts)

	Year Ended December 31,
	2020	2019	2018
INTEREST AND DIVIDEND INCOME
Loans	$141,983	$139,995	$129,904
Securities	47,588	44,197	31,576
Federal Home Loan Bank of New York stock	227	813	1,040
Interest-bearing deposits in banks	697	949	1,444
Total interest and dividend income	190,495	185,954	163,964
INTEREST EXPENSE
Deposits	10,452	14,461	9,573
Borrowed funds	27	4,856	4,646
Total interest expense	10,479	19,317	14,219
NET INTEREST INCOME	180,016	166,637	149,745
Provision for (recovery of) loan losses	24,791	3,837	(260)
Net interest income after provision for loan losses	155,225	162,800	150,005
NON-INTEREST INCOME
Trust Department fees	15,222	18,598	18,790
Service charges on deposit accounts	9,201	8,544	8,183
Bank-owned life insurance	3,085	1,649	1,667
Gain (loss) on sale of investment securities available for sale, net	1,605	83	(249)
Gain (loss) on sale of loans, net	2,520	13	(451)
Gain (loss) on other real estate owned, net	(482)	(564)	(494)
Equity method investments	7,411	—	—
Other	2,042	878	872
Total non-interest income	40,604	29,201	28,318
NON-INTEREST EXPENSE
Compensation and employee benefits	69,421	70,276	67,425
Occupancy and depreciation	23,040	17,721	16,481
Professional fees	11,205	11,934	13,688
Data processing	11,330	10,880	11,570
Office maintenance and depreciation	3,314	3,540	3,643
Amortization of intangible assets	1,370	1,374	969
Advertising and promotion	3,514	2,908	3,402
Other	10,692	9,194	10,825
Total non-interest expense	133,886	127,827	128,003
Income before income taxes	61,943	64,174	50,320
Income tax expense (benefit)	15,755	16,972	5,666
Net income	46,188	47,202	44,654
Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Amalgamated Bank and subsidiaries	$46,188	$47,202	$44,654
Earnings per common share - basic	$1.48	$1.49	$1.47
Earnings per common share - diluted	$1.48	$1.47	$1.46
See accompanying notes to consolidated financial statements

Amalgamated Bank’s Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018

Net income	$46,188	$47,202	$44,654
Other comprehensive income, net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	362	(183)	909
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses)	20,374	21,309	(8,995)
Reclassification adjustment for losses (gains) realized in income	(1,604)	(86)	241
Net unrealized gains (losses) on securities available for sale	18,770	21,223	(8,754)
Other comprehensive income (loss), before tax	19,132	21,040	(7,845)
Income tax benefit (expense)	(5,181)	(5,825)	2,179
Total other comprehensive income (loss), net of taxes	13,951	15,215	(5,666)
Total comprehensive income (loss), net of taxes	$60,139	$62,417	$38,988
See accompanying notes to consolidated financial statements

Amalgamated Bank’s Consolidated Statements of Changes in Stockholders’ Equity (Dollars in thousands)

	Preferred Stock Class B	Common Stock Class A	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2018 (1)	$6,700	$281	$243,771	$99,506	$(6,324)	$343,934	$134	$344,068
Net income	—	—	—	44,654	—	44,654	—	44,654
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	(22)	—	(22)
Dividends, $0.06 per share	—	—	—	(1,907)	—	(1,907)	—	(1,907)
Acquisition of New Resource Bank	—	37	57,410	—	—	57,447	—	57,447
Retirement of class B preferred stock	(6,700)	—	(268)	—	—	(6,968)	—	(6,968)
SARS conversion to stock-based options	—	—	6,845	—	—	6,845	—	6,845
Stock-based compensation expense	—	—	920	—	—	920	—	920
Other comprehensive income (loss), net of taxes	—	—	—	—	(5,666)	(5,666)	—	(5,666)
Balance at December 31, 2018	$—	$318	$308,678	$142,231	$(11,990)	$439,237	$134	$439,371
Net income	—	—	—	47,202	—	47,202	—	47,202
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	(22)	—	(22)
Dividends, $0.26 per share	—	—	—	(8,279)	—	(8,279)	—	(8,279)
Repurchase of common stock	—	(3)	(5,782)	—	—	(5,785)	—	(5,785)
Exercise of stock options	—	—	400	—	—	400	—	400
Stock-based compensation expense	—	—	2,442	—	—	2,442	—	2,442
Other comprehensive income (loss), net of taxes	—	—	—	—	15,215	15,215	—	15,215
Balance at December 31, 2019	$—	$315	$305,738	$181,132	$3,225	$490,410	$134	$490,544
Net income	—	—	—	46,188	—	46,188	—	46,188
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	(22)	—	(22)
Dividends, $0.32 per share	—	—	—	(10,081)	—	(10,081)	—	(10,081)
Redemption of AREMCO class B shares	—	—	—	(4)	—	(4)	(1)	(5)
Repurchase of shares		(5)	(6,996)	—	—	(7,001)	—	(7,001)
Exercise of stock options, net of repurchases	—	—	(23)	—	—	(23)	—	(23)
Restricted stock unit vesting, net of repurchases	—	—	(116)	—	—	(116)	—	(116)
Stock-based compensation expense	—	—	2,386	—	—	2,386	—	2,386
Other comprehensive income (loss), net of taxes	—	—	—	—	13,951	13,951	—	13,951
Balance at December 31, 2020	$—	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821

(1) effected for stock split that occurred on July 27, 2018
See accompanying notes to consolidated financial statements

Amalgamated Bank’s Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46,188	$47,202	$44,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,194	4,629	4,196
Amortization of intangible assets	1,370	1,374	969
Deferred income tax expense (benefit)	(407)	5,029	4,660
Provision for (recovery of) loan losses	24,791	3,837	(260)
Stock-based compensation expense	2,386	2,442	920
Net amortization (accretion) on loan fees, costs, premiums, and discounts	3,199	1,471	(1,719)
Net amortization on securities	1,837	(5,845)	489
OTTI loss (gain) recognized in earnings	1	(3)	(8)
Net loss (income) from equity method investments	(7,411)	—	—
Net loss (gain) on sale of securities available for sale	(1,605)	(83)	249
Net loss (gain) on sale of loans	(2,520)	(13)	451
Net loss (gain) on sale of other real estate owned	482	564	494
Net loss (gain) on owned property held for sale	(1,394)	—	—
Net (gain) on redemption of bank-owned life insurance	(1,594)	—	—
Proceeds from sales of loans held for sale	159,309	21,014	4,086
Originations of loans held for sale	(165,569)	(22,502)	—
Decrease (increase) in cash surrender value of bank-owned life insurance	(1,514)	(1,565)	(853)
Decrease (increase) in accrued interest and dividends receivable	(4,882)	(4,701)	(1,962)
Decrease (increase) in other assets (1)	11,041	18,180	(16,575)
Increase (decrease) in accrued expenses and other liabilities (2)	(4,131)	12,431	(8,772)
Net cash provided by operating activities	65,771	83,461	31,019
CASH FLOWS FROM INVESTING ACTIVITIES
Originations and purchases of loans, net of principal repayments	(36,599)	(350,263)	(94,706)
Proceeds from sales of loans	—	115,856	4,199
Purchase of securities available for sale	(683,688)	(479,311)	(595,286)
Purchase of securities held to maturity	(256,093)	(291,601)	(2,000)
Proceeds from sales of securities available for sale	94,698	245,260	125,390
Maturities, principal payments and redemptions of securities available for sale	278,524	205,557	249,973
Maturities, principal payments and redemptions of securities held to maturity	52,779	9,016	7,515
Decrease (increase) in resell agreements	(154,779)	—	—
Purchase of equity method investments	(31,039)	—	—
Purchase of bank-owned life insurance	(25,000)	—	—
Decrease (increase) of FHLBNY stock, net	3,105	147	15,120
Purchases of premises and equipment	(1,612)	(753)	(1,427)
Proceeds from redemption of bank-owned life insurance	2,934	—	—
Proceeds from sale of owned assets	1,613	—	—
Proceeds from sale of other real estate owned	20	209	1,172
Net cash acquired in business combination	—	—	31,744
Net cash used in investing activities	(755,137)	(545,883)	(258,306)
See accompanying notes to consolidated financial statements

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	697,729	535,676	510,300
Net increase (decrease) in FHLB advances	(75,000)	(17,875)	(309,725)
Net increase (decrease) in federal funds purchased	—	—	(5)
Issuance of class A common stock	—	—	—
Redemption of AREMCO class B shares	(5)	—	(6,968)
Repurchase of shares	(7,001)	(5,785)	—
Dividends paid	(9,987)	(8,301)	(1,929)
Exercise of stock options, net	(23)	400	—
Restricted stock unit vesting, net	(116)	—	—
Net cash provided by financing activities	605,597	504,115	191,673
Increase (decrease) in cash, cash equivalents, and restricted cash	(83,769)	41,693	(35,614)
Cash, cash equivalents, and restricted cash at beginning of year	122,538	80,845	116,459
Cash, cash equivalents, and restricted cash at end of year	$38,769	$122,538	$80,845
Supplemental disclosures of cash flow information:
Interest paid during the year	$11,476	$18,966	$14,621
Income taxes paid during the year	9,823	9,311	3,558
Supplemental non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	$777	$55,813	$—
Initial recognition of Operating leases liability	$—	$71,122	$—
Loans transferred to other real estate owned	$—	$738	$603
Purchase of securities available for sale, net not settled	$12,080	$—	$—
Fair value of assets acquired	$—	$—	$380,326
Fair value of liabilities assumed	$—	$—	$366,218

(1) Includes $11.2 million and $8.4 million of right of use asset amortization for the respective periods
(2) Includes $2.3 million and $2.2 million accretion of operating lease liabilities for the respective periods
See accompanying notes to consolidated financial statements

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting, Consolidation and the Use of Estimates
The accounting and reporting policies of Amalgamated Bank (unless we state otherwise or the context otherwise requires, references in this report to “we,” “our,” “us,” the “Bank,” and “Amalgamated” refer to Amalgamated Bank) conform to accounting principles generally accepted in the United States of America (GAAP) and predominant practices within the banking industry. The Bank uses the accrual basis of accounting for financial statement purposes.
The accompanying consolidated financial statements include the accounts of the Bank and its majority-owned and wholly-owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. In particular, estimates and assumptions are used in measuring the fair value of certain financial instruments, determining the appropriateness of the allowance for loan and lease losses (“allowance”), evaluating potential other-than-temporary securities impairment, assessing the ability to realize deferred tax assets, and the valuation of share-based payment awards. Estimates and assumptions are based on available information and judgment; therefore actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents, and restricted cash include cash, due from banks, interest-bearing deposits in other banks and federal funds sold with original maturities of three months or less. The Bank had $5.0 million and $3.0 million of cash deposits in other banks in excess of the FDIC insurance limits as of December 31, 2020 and December 31, 2019, respectively. This exposure is monitored as part of the Bank’s counterparty credit review which is conducted at least annually. Additionally the Bank had $0.4 million and $0.4 million in restricted cash as of December 31, 2020 and December 31, 2019, respectively and is included in Total cash and cash equivalents on the Consolidated Statements of Financial Condition. The Bank’s restricted cash reflects funds held in other financial institutions to secure business operating rights or contractually obligated minimum account funding requirements.
Securities
Purchases of investments in debt securities are designated as either trading, available for sale or held to maturity depending on the intent and ability to hold the securities. The initial designation is made at the time of purchase. During the years ended December 31, 2020 and 2019, there were no transfers of securities between available for sale and held to maturity categories. Additionally, as of December 31, 2020 and December 31, 2019, the Bank had no equity securities or securities designated as trading.
Securities available for sale are carried at fair value, with any net unrealized appreciation or depreciation in fair value reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Debt securities held to maturity are carried at amortized cost provided management does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest, which may be at maturity. The Bank reported its investments in "Property Assessed Clean Energy" ("PACE") assessments as held to maturity securities.
Management conducts a periodic evaluation of securities available for sale and held to maturity to determine if the amortized cost basis of a security has been other-than-temporarily impaired (OTTI). The evaluation of other-than-temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties. If the amortized cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than amortized cost, the probability of a near-term recovery in value, whether management intends to sell the security and whether it is more likely than not that the Bank will be required to sell the security before full recovery of the investment or maturity. Management also considers specific adverse conditions related to the financial health, projected cash flow and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors and rating agency actions.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

For debt investment securities deemed to be other-than-temporarily impaired, the investment is written down to fair value with the estimated credit loss charged to current earnings and the noncredit-related impairment loss charged to other comprehensive income. If market, industry and/or investee conditions deteriorate, the Bank may incur future impairments.
Premiums (discounts) on debt securities are amortized (accreted) to income using the level yield method to the contractual maturity date adjusted for actual prepayment experience.
Realized gains and losses on sale of securities are determined using the specific identification method and are reported in non-interest income.
Loans Held for Sale
Loans held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current earnings. Gains or losses resulting from sales of loans held for sale, net of unamortized deferred fees and costs, are recognized at the time of sale and are included in other non-interest income on the Consolidated Statements of Income. The Bank had $11.2 million and $2.3 million of performing residential loans classified as held for sale as of December 31, 2020 and December 31, 2019, respectively.
Loans and Loan Interest Income Recognition
Loans are stated at the principal amount outstanding, net of charge-offs, deferred origination costs and fees and purchase premiums and discounts. Loan origination and commitment fees and certain direct and indirect costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. Premiums or discounts on purchased portfolios are amortized or accreted to income using the level yield method.
Interest on loans is generally recognized on the accrual basis. Interest is not accrued on loans that are more than 90 days delinquent on payments, and any interest that was accrued but unpaid on such loans is reversed from interest income at that time, or when deemed to be uncollectible. Interest subsequently received on such loans is recorded as interest income or alternatively as a reduction in the amortized cost of the loan if there is significant doubt as to the collectability of the unpaid principal balance. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured.
A loan is impaired when, based on current information and events, it is probable that the Bank will not be able to collect all amounts due, both principal and interest, according to the contractual terms. Individual loans which are deemed to be impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral net of estimated selling costs if the loan is collateral dependent. Individual loan impairment evaluation is generally limited to multifamily, CRE, C&I, construction and certain restructured 1-4 family residential loans. Smaller balance loans including HELOCs, consumer and student loans, as well as non-restructured 1-4 family residential loans, are considered homogeneous. When assessing homogenous loans for impairment, the Bank considers regulatory guidance concerning the classification and management of retail credits. The aggregate amount of individually and collectively measured loan impairment is included as a component of the allowance.
Loans are considered Troubled Debt Restructurings (TDRs) if the borrower is experiencing financial difficulty and is afforded a concession by the Bank, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. A TDR loan is considered impaired. A loan extended or renewed at a stated interest rate equal to the market interest rate for new debt with similar risk is not considered to be a TDR.
In accordance with the accounting guidance for business combinations, no allowance is brought forward on any of the loans we acquire. For purchased non-credit impaired loans, credit and interest rate discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the total combined discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

Allowance for Loan Losses
The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses. The Bank monitors its entire loan portfolio on a regular basis and considers numerous factors including (i) end-of-period loan levels and portfolio composition, (ii) observable trends in non-performing loans, (iii) the Bank’s historical loan loss experience, (iv) known and inherent risks in the portfolio, (v) underwriting practices, (vi) adverse situations which may affect the borrower’s ability to repay, (vii) the estimated value and sufficiency of any underlying collateral, (viii) credit risk grading assessments, (ix) loan impairment, and (x) economic conditions.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Additions to the allowance are charged to expense, and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2020, management believes the allowance is adequate.
Generally, a loan is considered for charge-off when it is in default of either principal or interest after 90 days or more. In addition to delinquency criteria, other triggering events may include, but are not limited to, notice of bankruptcy by the borrower or guarantor, death of the borrower, and deficiency balance from the sale of collateral.
Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, often including obtaining collateral at exercise of the commitment. An allowance is calculated and recorded in other liabilities within the Consolidated Statements of Financial Condition.
While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary due to changes in one or more evaluation factors; management’s assumptions as to rates of default, loss or recovery, or management’s intent with regard to disposition. A shift in lending strategy may warrant a change in the allowance due to a changing credit risk profile. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Bank’s allowance. Such agencies may require the Bank to recognize additions to, or charge-offs against, the allowance based on their judgment about information available to them at the time of their examination.
Other Real Estate Owned
Other real estate owned (“OREO”) properties acquired through, or in lieu of, foreclosure are recorded initially at fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance prior to transfer. OREO assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest income. Costs relating to the development and improvement of other real estate owned are capitalized. Costs relating to holding other real estate owned, including real estate taxes, insurance and maintenance, are charged to expense as incurred.
Goodwill and Intangible Assets
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate the carrying amount of the asset may be impaired. The Bank elected June 30 as the annual date for impairment testing. Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets are amortized on an accelerated method over their estimated useful lives of ten years.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is computed by the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures are

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

generally depreciated over ten years. Equipment, computer hardware and computer software are normally depreciated over three to seven years. Amortization of leasehold improvements is computed by the straight-line method over their estimated useful lives or the terms of the leases, whichever is shorter. Fully depreciated assets with no determinable salvage value are disposed. Repairs and maintenance are charged to expense as incurred.
Leases
The Bank determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Bank is lessee, right-of-use ("ROU") assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Bank uses its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of lease liabilities. The IBR reflects the interest rate the Bank would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Leases are classified as financing or operating leases at commencement. All of the Bank's leases are classified as operating leases as of December 31, 2020. Operating lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred.
Bank-Owned Life Insurance
The Bank invests in bank-owned life insurance (“BOLI”). BOLI involves the purchase of life insurance policies by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. The insurance and earnings thereon is used to offset a portion of future employee benefit costs. BOLI is carried at the cash surrender value of the underlying policies. Earnings from BOLI, as well as changes in cash surrender value, are recognized as non-interest income.
Advertising Costs
The Bank expenses advertising and promotion costs as incurred.
Income Taxes
There are two components of income tax expense: current and deferred. Current income tax expense (benefit) approximates cash to be paid (refunded) for income taxes for the applicable period. Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes.
The Bank records as a deferred tax asset on its Consolidated Statement of Financial Condition an amount equal to the tax credit and tax loss carry-forwards and tax deductions (tax benefits) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully utilize our deferred tax asset may depend on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our Consolidated Statement of Financial Condition. If, however, we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish (or increase any existing) a valuation allowance to reduce the deferred tax asset on our Consolidated Statement of Financial Condition to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any benefit, for income taxes that we would otherwise have recorded in our Consolidated Statements of Income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

When measuring the amount of current taxes to be paid (or refunded) management considers the merit of various tax treatments in the context of statutory, judicial and regulatory guidance. Management also considers results of recent tax audits and historical experience. While management considers the amount of income taxes payable (or receivable) to be appropriate based on information currently available, future additions or reductions to such amounts may be necessary due to unanticipated events or changes in circumstances. Management has not taken, and does not expect to take, any position in a tax return which it deems to be uncertain.
The Bank recognizes interest and penalties related to income tax matters in income tax expense.

The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset.
Post-Retirement Benefit Plans
The Bank sponsors several post-retirement benefit plans for current and former employees. Contributions to the trustee of a multi-employer defined benefit pension plan are recorded as expense in the period of contribution. The Bank made $6.3 million, $6.3 million and $6.4 million in pension plan contributions for the 2020, 2019 and 2018 plan years, respectively. Plan obligations and related expenses for other post retirement plans are calculated using actuarial methodologies. The measurement of such obligations and expenses requires management to make certain assumptions, in particular the discount rate, which is evaluated on an annual basis. Other factors include retirement patterns, mortality and turnover assumptions. The Bank uses a December 31 measurement date for its post retirement benefit plans. FASB ASC 715 30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires the Bank to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year the changes occur through comprehensive income.
Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes income, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income (loss) and accumulated other comprehensive income (loss) are reported net of deferred income taxes. Accumulated other comprehensive income for the Bank includes unrealized holding gains or losses on available for sale securities, and actuarial gains or losses on the Bank’s pension plans. FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.
Stock-Based Compensation

Stock-based compensation is recorded in accordance with FASB ASC No. 718, “Accounting for Stock-Based Compensation” which requires the Bank to record compensation cost for stock options and restricted stock granted to employees in return for employee service. The cost is measured at the fair value of the options and restricted stock when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and restricted stock. Forfeitures of options and restricted stock result in a retirement of the related award and a reversal of the cost previously incurred. The Bank's performance-based restricted stock units (“RSUs”) are subject to the achievement of the Bank's 2019 corporate goals. The Bank's stock-based compensation plans are further described in Note 13, Employee Benefit Plans.

Variable Interest Entities

The consolidated financial statements include the accounts of certain variable interest entities (“VIEs”). The Bank considers a voting rights entity to be a subsidiary and consolidates if the Bank has a controlling financial interest in the entity. VIEs are consolidated if the Bank has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., the Bank is the primary beneficiary).

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

Investments in VIEs where the Bank is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The determination of whether the Bank is the primary beneficiary of a VIE is reassessed on an ongoing basis. The consolidation status may change as a result of these reassessments.

These investments are included in Other Assets in the Bank’s Consolidated Statements of Financial Condition. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, both funded and unfunded. Loans to these entities are underwritten in substantially the same manner as other loans and are generally secured. Additional disclosures regarding VIEs are further described in Note 18, Variable Interest Entities.

Resell Agreements

The Bank enters into short-term agreements for the purchase of government guaranteed loans with simultaneous agreements to resell (resell agreements). The Bank obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements. As of December 31, 2020, the Bank had $154.8 million in resell agreements entered into at par, and earned $0.8 million in interest income for the year ended December 31, 2020. Interest income on resell agreements is reported on the "securities interest income" line of the Consolidated Statements of Income. There were no resell agreements in 2019.

Segment Information

Public companies are required to report certain financial information about significant revenue-producing segments of the business for which such information is available and utilized by the chief operating decision maker. Substantially all of our operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes our only operating segment for financial reporting purposes. We do not consider our trust and investment management business as a separate segment. The Bank formed a Holding Company on March 1, 2021, which did not exist as of December 31, 2020.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications had no impact to the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders’ Equity.

Risks and Uncertainties

The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. In particular, the COVID-19 pandemic has severely restricted the level of economic activity in our markets. Federal and state governments have taken, and may continue to take, unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief to businesses and individuals impacted by the pandemic. Although in various locations certain activity restrictions have been relaxed and businesses and schools have reopened with some level of success, in many states and localities the number of individuals diagnosed with COVID-19 has increased significantly, which may cause a freezing or, in certain cases, a reversal of previously announced relaxation of activity restrictions and may prompt the need for additional aid and other forms of relief.

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of our clients. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, lower equity market valuations and significant volatility and disruption in financial markets. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00% on March 3, 2020, for the first time. In March 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range to 0% to 0.25% percent. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

2. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted in 2019
In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”. The new lease accounting standard requires the recognition of a right of use asset and related lease liability by lessees for leases classified as operating leases under current GAAP. Topic 842, which replaces the current guidance under Topic 840, retains a distinction between finance leases and operating leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by lessee does not significantly change from current GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right of use assets and lease liabilities. The standard became effective for annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. Transition accounting for leases that expired before the earliest comparative period presented is not required. The Bank elected the effective date transition method of applying the new leases standard at the beginning of the period of adoption on January 1, 2019. The standard provides several optional practical expedients in transition. The Bank elected the “package of practical expedients”, which permits the Bank not to reassess prior conclusions about lease identification, lease classification and initial direct costs and allows it to continue to account for leases that commenced prior to the adoption date as operating leases. The Bank analyzed all its significant leases to determine if a lease was in scope of the ASU and determined 15 facilities leases were in scope. Based on leases outstanding at December 31, 2018, the Bank recorded a $71.1 million Operating leases liability and a $55.8 million related Right-of-use asset upon commencement on January 1, 2019. The measurement of the Right-of-use asset included a $15.3 million reduction to account for accrued rent previously established under Topic 840. The Bank has presented its Right-of-use asset and related Operating leases liability on the Consolidated Statements of Financial Condition. Refer to Note 16 - Leases for further details.
Accounting Standards Adopted in 2020
In June 2016, the FASB amended existing guidance for ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)”, to simplify the subsequent measurement of goodwill. The amendment requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments became effective for public business entities for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. As a result of the Bank’s acquisition of New Resource Bank (“NRB”) in the latter half of the second quarter of 2018, the Bank elected June 30, 2019 as the beginning date for annual impairment testing. The Bank adopted ASU 2017-04 during the second quarter of 2020 and performed its annual impairment test. The estimated fair value of the Bank was in excess of the carrying value and the Bank, as a sole reporting unit, was not at risk of failing the quantitative analysis. Adoption did not have an effect on the Bank’s operating results or financial condition. Refer to Note 17 - Goodwill and Intangible Assets for further details.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which improves the effectiveness of fair value measurement disclosures. The amendments modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement as follows: removes disclosure requirements for the amount and reasons for transfer between Level 1 and Level 2 assets and liabilities in the fair value hierarchy; modifies disclosure requirements for transfers into and out of Level 3 assets and liabilities in the fair value hierarchy; adds disclosure requirements for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of ASU 2018-13 did not have a material effect on the Bank’s operating results or financial condition.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

Recently Issued, Not Yet Adopted Standards
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. In October 2019, the FASB voted to extend the adoption date for entities eligible to be smaller reporting companies, public business entities (PBEs) that are not SEC filers, and entities that are not PBEs from January 1, 2020 to January 1, 2023. Based on the Bank’s election as an Emerging Growth Company under the Jumpstart Our Business Startups Act to use the extended transition period for complying with any new or revised financial accounting standards, the Bank currently anticipates a January 1, 2023 adoption date. In preparation, the Bank has performed work in assessing and enhancing its technology environment and related data needs and availability. Additionally, a Management Committee comprised of members from multiple departments has been established to monitor the Bank’s progress towards adoption. As adoption will require the implementation of significant changes to the existing credit loss estimation model and is dependent on the economic forecast, and given the length of time before our adoption date, evaluating the overall impact of the ASU on the Bank’s Consolidated Financial Statements is not yet determinable.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

3. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Bank records unrealized gains and losses, net of taxes, on securities available for sale in other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses on securities available for sale are reclassified to operations as the gains or losses are recognized. OTTI losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). The Bank also recognizes as a component of other comprehensive income (loss) the actuarial gains or losses as well as the prior service costs or credits that arise during the period from post-retirement benefit plans.
Other comprehensive income (loss) components and related income tax effects were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018

Change in total obligation for postretirement benefits and for prior service credit and for other benefits	$362	$(183)	$909
Income tax effect	(99)	57	(247)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	263	(126)	662
Unrealized holding gains (losses) on available for sale securities	$20,374	$21,309	$(8,995)
Reclassification adjustment for losses (gains) realized in income	(1,604)	(86)	241
Change in unrealized gains (losses) on available for sale securities	18,770	21,223	(8,754)
Income tax effect	(5,082)	(5,882)	2,426
Net change in unrealized gains (losses) on available for sale securities	13,688	15,341	(6,328)

Total	$13,951	$15,215	$(5,666)
The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

(In thousands)	Balance as of January 1, 2020	Current Period Change	Income Tax Effect	Balance as of December 31, 2020

Unrealized gains (losses) on benefits plans	$(2,319)	$362	$(99)	$(2,056)

Unrealized gains (losses) on available for sale securities	5,544	18,770	(5,082)	19,232
Total	$3,225	$19,132	$(5,181)	$17,176

(In thousands)	Balance as of January 1, 2019	Current Period Change	Income Tax Effect	Balance as of December 31, 2019

Unrealized gains (losses) on benefits plans	$(2,193)	$(183)	$57	$(2,319)

Unrealized gains (losses) on available for sale securities	(9,797)	21,223	(5,882)	5,544
Total	$(11,990)	$21,040	$(5,825)	$3,225

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following represents the reclassifications out of accumulated other comprehensive income (loss):

(In thousands)	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2020	2019	2018
Realized gains (losses) on sale of available for sale securities	$1,605	$83	$(249)	Gain (loss) on sale of investment securities available for sale, net
Recognized gains (losses) on OTTI securities	(1)	3	8	Non-Interest Income - other
Income tax expense (benefit)	438	24	(67)	Income tax expense (benefit)
Total reclassifications, net of income tax	$1,166	$62	$(174)

Prior service credit on pension plans and other postretirement benefits	$28	$29	$29	Compensation and employee benefits
Income tax expense (benefit)	(8)	(8)	(8)	Income tax expense (benefit)
Total reclassifications, net of income tax	$20	$21	$21

Total reclassifications, net of income tax	$1,186	$83	$(153)

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

4. INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2020 are as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$12,977	$322	$—	$13,299
GSE CMOs	353,783	12,690	(52)	366,421
GSE commercial certificates & CMO	421,488	11,548	(422)	432,614
Non-GSE residential certificates	33,120	281	(17)	33,384
Non-GSE commercial certificates	45,179	112	(323)	44,968
	866,547	24,953	(814)	890,686
Other debt:
U.S. Treasury	200	3	—	203
ABS	595,062	4,356	(1,872)	597,546
Trust preferred	14,627	—	(854)	13,773
Corporate	36,973	683	(2)	37,654
Other	—	—	—	—
	646,862	5,042	(2,728)	649,176

Total available for sale	$1,513,409	$29,995	$(3,542)	$1,539,862

Held to maturity:
Mortgage-related:
GSE residential certificates	$611	$38	$—	$649
Non GSE commercial certificates	212	15	—	227
	823	53	—	876
Other debt:
PACE Assessments	421,036	4,870	—	425,906
Municipal	67,490	3,019	—	70,509
Other	5,100	34	—	5,134
	493,626	7,923	—	501,549
Total held to maturity	$494,449	$7,976	$—	$502,425
As of December 31, 2020, available for sale securities with a fair value of $966.5 million were pledged. The majority of the securities were pledged to the FHLB to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2019 are as follows:

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$36,639	$97	$(351)	$36,385
GSE CMOs	277,512	5,350	(428)	282,434
GSE commercial certificates & CMO	250,357	4,003	(447)	253,913
Non-GSE residential certificates	58,643	459	(94)	59,008
Non-GSE commercial certificates	46,868	49	(43)	46,874
	670,019	9,958	(1,363)	678,614
Other debt:
U.S. Treasury	199	—	—	199
ABS	524,289	1,634	(2,146)	523,777
Trust preferred	14,623	—	(726)	13,897
Corporate	7,957	326	—	8,283
Other	—	—	—	—
	547,068	1,960	(2,872)	546,156

Total available for sale	$1,217,087	$11,918	$(4,235)	$1,224,770

Held to maturity:
Mortgage-related:
GSE residential certificates	$635	$23	$—	$658
Non GSE commercial certificates	270	19	—	289
	905	42	—	947
Other debt:
PACE Assessments	263,805	810	—	264,615
Municipal	22,894	598	(1,307)	22,185
Other	5,100	—	(10)	5,090
	291,799	1,408	(1,317)	291,890
Total held to maturity	$292,704	$1,450	$(1,317)	$292,837
As of December 31, 2019, available for sale and held to maturity securities with a fair value of $711.2 million and $0.6 million, respectively, were pledged. The majority of the securities were pledged to the FHLB to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.
The following summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$2,000	$2,001
Due after one year through five years	21,063	21,403	3,100	3,133
Due after five years through ten years	231,427	230,416	10,152	10,207
Due after ten years	394,372	397,357	478,374	486,208
	$646,862	$649,176	$493,626	$501,549

Proceeds received and gains and losses realized on sales of securities available for sale are summarized below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Proceeds	$94,698	$245,260	$125,390

Realized gains	$2,111	$1,912	$403
Realized losses	(506)	(1,829)	(652)
Net realized gains (losses)	$1,605	$83	$(249)
The Bank controls and monitors inherent credit risk in its securities portfolio through diversification, concentration limits, periodic securities reviews, and by investing a significant portion of the securities portfolio in U.S. Government sponsored entity (GSE) obligations. GSEs include the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA) and the Small Business Administration (SBA). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (CMOs).
The following summarizes the fair value and unrealized losses for those available for sale securities as of December 31, 2020 and 2019, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-related:
GSE CMOs	$31,106	$(35)	$12,910	$(17)	$44,016	$(52)
GSE commercial certificates & CMOs	116,667	(287)	75,126	(135)	191,793	(422)
Non-GSE residential certificates	2,138	(9)	3,077	(8)	5,215	(17)
Non-GSE commercial certificates	47	—	29,207	(323)	29,254	(323)
Other debt:
ABS	3,010	(1)	298,410	(1,871)	301,420	(1,872)
Trust preferred	—	—	13,773	(854)	13,773	(854)
Corporate	6,998	(2)	—	—	6,998	(2)
	$159,966	$(334)	$432,503	$(3,208)	$592,469	$(3,542)

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

	December 31, 2019
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-related:
GSE residential certificates	$4,849	$(11)	$18,620	$(340)	$23,469	$(351)
GSE CMOs	43,794	(118)	23,995	(310)	67,789	(428)
GSE commercial certificates	59,615	(428)	14,001	(19)	73,616	(447)
Non-GSE residential certificates	2,836	(11)	13,537	(83)	16,373	(94)
Non-GSE commercial certificates	19,276	(25)	7,048	(18)	26,324	(43)
Other debt:
ABS	95,095	(218)	191,650	(1,928)	286,745	(2,146)
Trust preferred	—	—	13,897	(726)	13,897	(726)
	$225,465	$(811)	$282,748	$(3,424)	$508,213	$(4,235)
The temporary impairment of equity and fixed income securities (mortgage-related securities, U.S. Treasury and GSE securities, trust preferred securities and corporate debt) is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase. Management considers that the temporary impairment of the Bank’s investments in trust preferred securities as of December 31, 2020 is primarily due to a widening of credit spreads since the time these investments were acquired, as well as market uncertainty for this class of investments. As of December 31, 2020, temporarily impaired trust preferred securities consist of direct investments in the trust preferred issuances of two large financial institutions. As of December 31, 2020, the amortized cost and fair value of the Bank’s investment in these trust preferred securities was $14.6 million and $13.8 million, respectively. All of the trust preferred securities were rated investment grade by not less than three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.
As of December 31, 2020, excluding GSE, US Treasury and TRUPS, discussed above, the temporarily impaired securities totaled $342.9 million with an unrealized loss of $2.2 million. With the exception of $47,000 which were not rated, the remaining securities were rated investment grade by at least one NRSROs with no ratings below investment grade. All issues were current as to their interest payments. Management considers that the temporary impairment of these investments as of December 31, 2020 is primarily due to an increase in market interest rates since the time these investments were acquired.
During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, the Bank recorded an OTTI loss of $900 and a recovery of $2,900 and $8,000, respectively.
For all the Bank’s security investments that are temporarily impaired as of December 31, 2020, management does not have the intent to sell these investments, does not believe it will be necessary to do so before anticipated recovery, and believes the Bank has the ability to hold these investments. The Bank expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Bank does not consider these securities to be other-than-temporarily impaired at December 31, 2020. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt and Equity Securities.
Events which may cause material declines in the fair value of debt and equity security investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of December 31, 2020; however it is reasonably possible that the Bank may recognize OTTI in future periods.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

5. FEDERAL HOME LOAN BANK STOCK
As a condition of membership with the Federal Home Loan Bank of New York (FHLBNY), the Bank is required to hold FHLBNY stock in an amount equal to 0.125% of its aggregate mortgage related assets plus 4.5% of its outstanding FHLBNY advances. The Bank’s holdings of FHLBNY stock are pledged against outstanding advances.
FHLBNY stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). The investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLBNY and its overall financial condition.
Dividend income on FHLBNY stock amounted to approximately $0.2 million, $0.8 million, and $1.0 million during the years ended December 31, 2020, 2019, and 2018,respectively.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

6. LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

(In thousands)	December 31, 2020	December 31, 2019
Commercial and industrial	$677,192	$474,342
Multifamily	947,177	976,380
Commercial real estate	372,736	421,947
Construction and land development	56,087	62,271
Total commercial portfolio	2,053,192	1,934,940
Residential real estate lending	1,238,697	1,366,473
Consumer and other	190,676	163,077
Total retail portfolio	1,429,373	1,529,550
	3,482,565	3,464,490
Net deferred loan origination costs (fees)	6,330	8,124
	3,488,895	3,472,614
Allowance for loan losses	(41,589)	(33,847)
	$3,447,306	$3,438,767
The Bank had $11.2 million and $2.3 million in residential 1-4 family mortgages held for sale at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Bank participated at par in $51.3 million of PPP loans originated by various third parties. These are purchased participation loans that are included in commercial and industrial loans above, and have no related allowance.
The following table presents information regarding the quality of the Bank’s loans as of December 31, 2020:

(In thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
Commercial and industrial	$—	$12,444	$1,404	$13,848	$—	$663,344	$677,192
Multifamily	3,590	9,575	—	13,165	—	934,012	947,177
Commercial real estate	10,574	3,433	—	14,007	—	358,729	372,736
Construction and land development	9,974	11,184	—	21,158	—	34,929	56,087
Total commercial portfolio	24,138	36,636	1,404	62,178	—	1,991,014	2,053,192
Residential real estate lending	19,526	23,280	—	42,806	376	1,195,515	1,238,697
Consumer and other	1,015	632	—	1,647	—	189,029	190,676
Total retail portfolio	20,541	23,912	—	44,453	376	1,384,544	1,429,373
	$44,679	$60,548	$1,404	$106,631	$376	$3,375,558	$3,482,565

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following table presents information regarding the quality of the Bank’s loans as of December 31, 2019:

(In thousands)	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
Commercial and industrial	$3,970	$781	$22	$4,773	$14,783	$454,786	$474,342
Multifamily	—	—	—	—	—	976,380	976,380
Commercial real estate	1,020	3,693	—	4,713	—	417,234	421,947
Construction and land development	2,635	3,652	—	6,287	—	55,984	62,271
Total commercial portfolio	7,625	8,126	22	15,773	14,783	1,904,384	1,934,940
Residential real estate lending	17,817	7,384	424	25,625	390	1,340,458	1,366,473
Consumer and other	1,782	328	—	2,110	—	160,967	163,077
Total retail portfolio	19,599	7,712	424	27,735	390	1,501,425	1,529,550
	$27,224	$15,838	$446	$43,508	$15,173	$3,405,809	$3,464,490
In general, a modification or restructuring of a loan constitutes a troubled debt restructuring ("TDR") if the Bank grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until the Bank determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. The Bank’s TDRs primarily involve rate reductions, forbearance of arrears or extension of maturity. TDRs are included in total impaired loans as of the respective date. For a loan modification to be considered a TDR in accordance with ASC 310-40, both of the following conditions must be met: the borrower is experiencing financial difficulty, and the creditor has granted a concession (except for an “insignificant delay in payment”, defined as 6 months or less).

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) was enacted to help the nation’s economy recover from the COVID-19 pandemic. The CARES Act provides $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states, and municipalities. Under Section 4022 of the CARES Act, a borrower with a federally backed mortgage loan that is experiencing a financial hardship due to COVID-19 may request a forbearance (i.e., payment deferral), regardless of delinquency status, for up to 180 days, which may be extended for an additional 180 days at the borrower’s request. Such relief will be available until the earlier of January 1, 2022 (this date was updated from December 31, 2020 after the Consolidated Appropriations Act, 2021 was enacted on December 27, 2020) and 60 days from the date of termination of the national emergency declaration. During this period, no fees, penalties, or interest beyond those scheduled or calculated as if the borrower had made all contractual payments on time and in full will accrue. In addition, Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR. Modifications that qualify for this exception include a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that defers or delays the payment of principal or interest, that occurs for a loan that was not more than 30 days past due as of December 31, 2019.

As of December 31, 2020, the Bank had $41.0 million of loan balances that were either on a COVID-19 related payment deferral or in the process of receiving a payment deferral. Of these loans, $33.0 million in loans are receiving deferrals of principal and interest, $4.7 million are receiving a deferral of principal only, and $3.6 million are receiving a deferral of interest only.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following table presents information regarding the Bank’s COVID-19 related loan deferrals as of December 31, 2020:

	Portfolio Balance Outstanding	Balance in Deferral	Balance in Process of Deferral	Total Deferred Loans	Total Deferrals as % of Portfolio
(In thousands, rounded)
Commercial and industrial	$677,000	$4,000	$—	$4,000	0.6%
Multifamily	947,000	15,000	—	15,000	1.6%
Commercial real estate, construction and land development	429,000	2,000	—	2,000	0.5%
Total commercial portfolio	2,053,000	21,000	—	21,000	1.0%
Residential real estate lending	1,239,000	18,000	—	18,000	1.5%
Consumer and other	191,000	2,000	—	2,000	1.0%
Total retail portfolio	1,430,000	20,000	—	20,000	1.4%
Totals	$3,483,000	$41,000	$—	$41,000	1.2%

The following table presents information regarding the Bank’s TDRs as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$1,648	$12,116	$13,764	$8,984	$14,783	$23,767
Commercial real estate	—	3,433	3,433	5,114	3,693	8,807
Construction and land development	—	2,682	2,682	—	3,652	3,652
Residential real estate lending	17,905	2,654	20,559	20,269	2,891	23,160
	$19,553	$20,885	$40,438	$34,367	$25,019	$59,386
The financial effects of TDRs granted for the twelve months ended December 31, 2020 are as:

			Weighted Average Interest Rate
(In thousands)	Number of Loans	Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount
Commercial and industrial	4	$2,109	5.76%	5.76%	$—
Commercial real estate	—	—	—%	—%	—
Construction and land development	—	—	—%	—%	—
Residential real estate lending	3	992	5.92%	3.96%	18
	7	$3,101	5.81%	5.18%	$18
During the twelve months ended December 31, 2020 there were four residential 1-4 family 1st mortgage TDR loans in the amount of $0.7 million that re-defaulted, out of which none were again modified as a TDR.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The financial effects of TDRs granted for the twelve months ended December 31, 2019 are as follows:

			Weighted Average Interest Rate
(In thousands)	Number of Loans	Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount
Commercial and industrial	3	$22,131	5.86%	5.86%	$—
Commercial real estate	1	3,693	8.54%	6.54%	—
Construction and land development	1	3,652	6.50%	8.00%	—
Residential real estate lending	1	221	6.00%	4.50%	—
	6	$29,697	6.27%	6.20%	$—
During the twelve months ended December 31, 2019 there were four residential 1-4 family 1st mortgage TDR loans in the amount of $1.2 million that re-defaulted, out of which none were again modified as a TDR.

The following tables summarize the Bank’s loan portfolio by credit quality indicator as of December 31, 2020:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$627,553	$16,407	$32,770	$462	$677,192
Multifamily	775,605	138,090	33,482	—	947,177
Commercial real estate	276,712	41,420	54,604	—	372,736
Construction and land development	28,967	15,936	11,184	—	56,087
Residential real estate lending	1,215,417	—	23,280	—	1,238,697
Consumer and other	190,044	—	632	—	190,676
Total loans	$3,114,298	$211,853	$155,952	$462	$3,482,565
The following tables summarize the Bank’s loan portfolio by credit quality indicator as of December 31, 2019:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$427,279	$14,445	$32,151	$467	$474,342
Multifamily	$976,380	$—	$—	$—	$976,380
Commercial real estate	$418,254	$—	$3,693	$—	$421,947
Construction and land development	$58,619	$—	$3,652	$—	$62,271
Residential real estate lending	$1,359,089	$—	$7,384	$—	$1,366,473
Consumer and other	$162,749	$—	$328	$—	$163,077
Total loans	$3,402,370	$14,445	$47,208	$467	$3,464,490
The above classifications follow regulatory guidelines and can be generally described as follows:
•pass loans are of satisfactory quality
•special mention loans have a potential weakness or risk that may result in the deterioration of future repayment
•substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness and there is a distinct possibility that the Bank will sustain some loss)
•doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

In addition, residential loans are classified utilizing an inter-agency methodology that incorporates the extent of delinquency. Assigned risk rating grades are continuously updated as new information is obtained.
The following table provides information regarding the methods used to evaluate the Bank’s loan portfolio for impairment by portfolio, and the Bank’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2020:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,706	$9,575	$3,433	$11,184	$41,579	$—	$80,477
Collectively evaluated for impairment	662,486	937,602	369,303	44,903	$1,197,118	$190,676	$3,402,088
Total loans	$677,192	$947,177	$372,736	$56,087	$1,238,697	$190,676	$3,482,565

Allowance for loan losses:
Individually evaluated for impairment	$3,118	$1,933	$—	$—	$1,187	$—	$6,238
Collectively evaluated for impairment	5,947	8,391	6,213	2,077	$11,143	$1,580	$35,351
Total allowance for loan losses	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
The following table provides information regarding the methods used to evaluate the Bank’s loan portfolio for impairment by portfolio, and the Bank’s allowance by portfolio based upon the method of evaluating loan impairment as of as of December 31, 2019:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$24,870	$—	$8,807	$3,652	$28,043	$—	$65,372
Collectively evaluated for impairment	449,472	976,380	413,140	58,619	$1,338,430	$163,077	$3,399,118
Total loans	$474,342	$976,380	$421,947	$62,271	$1,366,473	$163,077	$3,464,490

Allowance for loan losses:
Individually evaluated for impairment	$6,144	$—	$—	$—	$1,325	$—	$7,469
Collectively evaluated for impairment	4,982	5,210	2,492	808	$12,824	$62	$26,378
Total allowance for loan losses	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The activities in the allowance by portfolio for the year ended December 31, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847
Provision for (recovery of) loan losses	9,175	5,114	7,508	2,238	(2,302)	3,058	24,791
Charge-offs	(11,293)	—	(3,787)	(970)	(492)	(1,691)	(18,233)
Recoveries	57	—	—	1	975	151	1,184
Ending Balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
The activities in the allowance by portfolio for the year ended December 31, 2019 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$16,046	$4,736	$2,573	$1,089	$11,987	$764	$37,195
Provision for (recovery of) loan losses	2,620	474	(81)	(281)	1,251	(146)	3,837
Charge-offs	(9,236)	—	—	—	(683)	(710)	(10,629)
Recoveries	1,696	—	—	—	1,594	154	3,444
Ending Balance	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847
The activities in the allowance by portfolio for the year ended December 31, 2018 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$15,455	$5,280	$3,377	$188	$11,265	$400	$35,965
Provision for (recovery of) loan losses	570	(544)	(804)	901	(950)	567	$(260)
Charge-offs	(33)	—	—	—	(791)	(378)	$(1,202)
Recoveries	54	—	—	—	2,463	175	$2,692
Ending Balance	$16,046	$4,736	$2,573	$1,089	$11,987	$764	$37,195

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following is additional information regarding the Bank’s individually impaired loans and the allowance related to such loans as of December 31, 2020 and 2019:

	December 31, 2020
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$20,824	$12,660	$20,898	$—
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
	35,441	26,198	37,125	—
Loans with a related allowance:
Residential real estate lending	20,755	22,151	24,680	1,187
Multifamily	9,575	4,788	9,589	1,933
Commercial and industrial	14,706	19,788	27,210	3,118
	45,036	46,727	61,479	6,238
Total individually impaired loans:
Residential real estate lending	41,579	34,811	45,578	1,187
Multifamily	9,575	4,788	9,589	1,933
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
Commercial and industrial	14,706	19,788	27,210	3,118
	$80,477	$72,925	$98,604	$6,238

	December 31, 2019
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$4,496	$4,397	$4,558	$—
Construction and land development	3,652	3,652	3,702	—
Commercial real estate	8,807	11,921	9,137	—
	16,955	19,970	17,397	—
Loans with a related allowance:
Residential real estate lending	23,547	25,206	27,288	1,325
Commercial and industrial	24,870	18,512	29,534	6,144
	48,417	43,718	56,822	7,469
Total individually impaired loans:
Residential real estate lending	28,043	29,603	31,846	1,325
Construction and land development	3,652	3,652	3,702	—
Commercial real estate	8,807	11,921	9,137	—
Commercial and industrial	24,870	18,512	29,534	6,144
	$65,372	$63,688	$74,219	$7,469

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

	December 31, 2018
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$4,297	$4,203	$5,930	$—
	4,297	4,203	5,930	—
Loans with a related allowance:
Residential real estate lending	26,864	28,398	30,029	1,487
Commercial real estate mortgages	15,035	10,468	15,096	—
Commercial and industrial	12,153	12,361	16,041	8,067
	54,052	51,227	61,166	9,554
Total individually impaired loans:
Residential real estate lending	31,161	32,601	35,959	1,487
Commercial real estate	15,035	10,468	15,096	—
Commercial and industrial	12,153	12,361	16,041	8,067
	$58,349	$55,430	$67,096	$9,554
As of December 31, 2020 and 2019, mortgage loans with an unpaid principal balance of $1.2 billion and $1.1 billion respectively, are pledged to the FHLBNY to secure outstanding advances and letters of credit.
There was no related party loan outstanding as of December 31, 2020 and one outstanding as of December 31, 2019, totaling $0.6 million.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

7. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2020	2019
(In thousands)
Buildings, premises and improvements	$33,280	$40,325
Furniture, fixtures and equipment	5,856	7,207
Projects in process	550	207
	39,686	47,739
Accumulated depreciation and amortization	(26,709)	(29,961)
	$12,977	$17,778
Depreciation and amortization expense charged to operations amounted to approximately $6.2 million, $4.6 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively. During the year ended December 31, 2020, the Bank completed closures of eight branch offices, resulting in $2.3 million in accelerated depreciation recorded on the "occupancy and depreciation" expense line item on the Consolidated Statements of Income.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

8. DEPOSITS

Deposits are summarized as follows:

	December 31,
	2020		2019
(In thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest bearing demand deposit accounts	$2,603,274	0.00%	$2,179,247	0.00%
NOW accounts	205,653	0.06%	230,919	0.38%
Money market deposit accounts	1,914,391	0.13%	1,508,674	0.37%
Savings accounts	343,368	0.12%	328,587	0.19%
Time deposits	272,025	0.86%	393,555	1.29%
	$5,338,711	0.10%	$4,640,982	0.26%
The scheduled maturities of time deposits as of December 31, 2020 are as follows:

(In thousands)
2021	$231,239
2022	24,872
2023	7,364
2024	5,014
2025	2,811
Thereafter	725
$272,025

Time deposits of $250,000 or more aggregated to $31.2 million and $63.1 million as of December 31, 2020 and 2019, respectively.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (CDARS) for the purpose of providing FDIC insurance to Bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $123.8 million and $192.0 million as of December 31, 2020 and 2019, respectively. The average balance of such deposits was approximately $160.1 million and $190.1 million for the years ended December 31, 2020 and 2019, respectively.
Total deposits include deposits from Workers United and other related entities in the amounts of $95.8 million and $86.9 million as of December 31, 2020 and 2019, respectively.
Included in total deposits are state and municipal deposits totaling $15.2 million and $100.4 million as of December 31, 2020 and 2019, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

9. BORROWED FUNDS
Borrowed funds are summarized as follows:

(In thousands)	December 31,
	2020		2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
FHLB advances	$—	—%	$75,000	1.84%
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. As of December 31, 2020, the value of the other eligible assets has an estimated market value net of haircut totaling $1.6 billion (comprised of securities of $657.5 million and mortgage loans of $953.1 million). The pledged securities have been delivered to the FHLBNY. The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances.
None of the FHLBNY advances are structured to provide the counterparty with the option to require the Bank to prepay the borrowings before maturity. However, the Bank has the option to prepay the borrowings subject to paying a prepayment fee based on market conditions existing at the time of prepayment. During the years ended December 31, 2020 and 2019, the Bank did not elect to prepay any borrowed funds.
Interest expense on borrowed funds is summarized as follows:

(In thousands)	Year Ended December 31,
	2020	2019	2018
FHLBNY advances	$27	$4,835	$4,646
Fed Funds Purchased	—	21	—
	$27	$4,856	$4,646

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

10. REGULATORY CAPITAL
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital requirements that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Bank’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital (as defined in the regulations) to risk weighted assets, and of tier 1 capital (as defined in the regulations) to average assets. Management believes as of December 31, 2020 and 2019, the Bank met all capital adequacy requirements.
As of December 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier I capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier I capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%

December 31, 2019
Total capital to risk weighted assets	$490,831	14.01%	$280,265	8.00%	$350,331	10.00%
Tier I capital to risk weighted assets	455,668	13.01%	210,199	6.00%	280,265	8.00%
Tier I capital to average assets	455,668	8.90%	204,852	4.00%	256,065	5.00%
Common equity tier 1 to risk weighted assets	455,668	13.01%	157,649	4.50%	227,715	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

11. INCOME TAXES
The components of the provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Current:
Federal	$15,010	$10,656	$351
State and local	1,152	1,287	655
	16,162	11,943	1,006
Deferred:
Federal	(3,497)	1,880	8,775
State and local	3,090	3,149	(4,115)
	(407)	5,029	4,660
Total income tax provision	$15,755	$16,972	$5,666
A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% to the Bank’s actual income tax benefit and effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020		2019		2018
(In thousands)	Amount	%	Amount	%	Amount	%
Tax expense at federal income tax rate	$13,008	21.00%	$13,476	21.00%	$10,567	21.00%
Increase (decrease) resulting from:
Tax exempt income	(862)	-1.39%	(423)	-0.66%	(351)	-0.70%
Change in DTA rate	333	0.54%	(186)	-0.29%	89	0.18%
State tax, net of federal benefit	3,551	5.73%	4,030	6.28%	2,905	5.77%
Stock options windfall	(3)	-0.01%	(68)	-0.11%	—	0.00%
Incremental DTA realization / valuation allowance release	—	0.00%	—	0.00%	(7,632)	-15.17%
Other	(272)	-0.44%	143	0.23%	88	0.17%
Total	$15,755	25.43%	$16,972	26.45%	$5,666	11.25%
As of December 31, 2020 the Bank had remaining federal, state and local NOL carryforwards of approximately $3.9 million, $74.4 million and $53.2 million, respectively, which are available to offset future federal, state and local income and which expire over varying periods from 2028 through 2037.
Deferred income tax assets and liabilities result from temporary differences between the carrying value of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are reported net in the accompanying Consolidated Statement of Financial Condition.
The significant components of the net deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows:

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Excess tax basis over carrying value of assets:
Allowance for loan losses	$16,644	$11,157
Nonaccrual interest income	689	499
Postretirement and other employee benefits	436	464
Depreciation and amortization	1,657	1,413
Operating leases	14,515	17,373
Federal, state and local net operating loss carryforward	9,270	12,756
Other, net	2,723	1,160
Gross deferred tax asset	45,934	44,822

Deferred tax liabilities:
Available for sale securities carried at fair value for financial statement purposes	(7,221)	(2,139)
Purchase accounting adjustments, net	(966)	(904)
Operating leases	(9,855)	(13,381)
Gross deferred tax liabilities	(18,042)	(16,424)

Deferred tax asset, net	$27,892	$28,398
As of December 31, 2020, the Bank’s deferred tax assets were valued without an allowance as management concluded that it is more likely than not that the entire amount may be realized. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted. If it is later determined that a valuation allowance is required, it generally will be an expense to the income tax provision in the period such determination is made.
The Bank has no uncertain tax positions. The Bank and its subsidiaries are subject to Federal, New York State, California, Colorado, District of Columbia, Florida, New Jersey and New York City income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination presumably to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
As of December 31, 2020, the Bank is subject to possible examination by federal, state, and local taxing authorities for 2016 and subsequent tax years. Income tax receivable, which is included in other assets, totaled $23.1 million and $0.8 million as of December 31, 2020 and 2019, respectively.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

12. EARNINGS PER SHARE
The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our options and restricted stock units are not considered participating securities as they do not receive dividend distributions and the Bank has no other participating securities. The factors used in the earnings per share computation follow:

(In thousands, except per share amounts)	Year Ended December 31,
	2020	2019	2018
Net income attributable to Amalgamated Bank	$46,188	$47,202	$44,654
Dividends paid on preferred stock	(22)	(22)	(22)
Income attributable to common stock	$46,166	$47,180	$44,632
Weighted average common shares outstanding, basic	31,133	31,733	30,369
Basic earnings per common share	$1.48	$1.49	$1.47

Income attributable to common stock	$46,166	$47,180	$44,632
Weighted average common shares outstanding, basic	31,133	31,733	30,369
Incremental shares from assumed conversion of options and RSUs	96	472	264
Weighted average common shares outstanding, diluted	31,229	32,205	30,633
Diluted earnings per common share	$1.48	$1.47	$1.46

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

13. EMPLOYEE BENEFIT PLANS
The Bank offers various pension and retirement benefit plans, as well as a long-term incentive plan to eligible employees and directors. Significant benefit plans are described as follows:
Pension Plan
The Bank participates in a multi-employer non-contributory pension plan which covers substantially all full-time employees, both unionized and non-unionized. Employees generally qualify for participation in the plan on the first January 1st or July 1st after attaining age 21 and completing 1,000 Hours of Service in a 12 consecutive month period. The collective bargaining agreement covering the unionized employees was last renewed in March 2020. Under the terms of this plan, participants vest 100% upon completion of five years of service, as defined in the plan document. Plan assets are invested in the Consolidated Retirement Fund (CRF). The Employer Identification Number of the CRF is 133177000 and the Plan Number is 001.
As a multi-employer plan, the Administrator of the CRF does not make separate actuarial valuations with respect to each employer, nor are plan assets so segregated. The benefits provided by the CRF are being funded by the Bank and other participating employers through contributions to the Administrator, which are necessary to maintain the CRF on a sound actuarial basis. Contributions are calculated based on a percentage of participants’ qualifying base salary, which percentage is determined from time to time by the CRF Board of Trustees.
The Pension Protection Act of 2006 (PPA) ranks the funded status of multi-employer plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical Status) if it has a current funded percentage (as defined) of less than 65%. A plan is in the Yellow Zone (Endangered Status) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. For the 2020 and 2019 plan years, pursuant to the PPA, the CRF was certified to be in the Green Zone (i.e. neither Critical Status nor Endangered Status).
The following table summarizes certain information regarding contributions made by the Bank to the CRF:

(In thousands)	Contributions	Bank contributions greater than 5% of total contributions received by the CRF?
Year Ended December 31,
2020	$6,278	Yes
2019	6,254	Yes
2018	6,392	Yes
The amounts of contributions presented in the preceding table represent expense recorded by the Bank during the respective periods.
Retirement Benefit Plans
The Bank offers a post-retirement health and life insurance plan and provides other non-qualifying supplemental retirement plan benefits to certain existing and former directors and employees. The Bank’s policy is to fund the cost of health and life benefits in amounts determined in accordance with the plan provisions. The other retirement benefit plans generally contain vesting provisions and service requirements. These plans are unfunded and represent a general obligation of the Bank.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following table summarizes the plans’ benefit obligation, the changes in the plans’ benefit obligation, changes in plan assets and the plan’s funded status:

(In thousands)	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$4,527	$4,469
Service cost	—	—
Interest cost	118	165
Amendments	—	—
Actuarial loss (gain)	(71)	373
Benefits paid	(480)	(480)
Benefit obligation at end of year	4,094	4,527
Change in plan assets:
Employer contributions	480	480
Benefits paid	(480)	(480)
Plan assets at end of year	—	—
Benefit obligation, included in other liabilities	$4,094	$4,527

The following table presents before tax effected amounts recognized in accumulated other comprehensive income (loss) at December 31:

(In thousands)	2020	2019	2018
Net actuarial loss	$3,200	$3,591	$3,436
Prior service credit	(349)	(378)	(406)
Total amount recognized	$2,851	$3,213	$3,030

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

(In thousands)	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	118	165	163
Prior service credit amortization	(29)	(29)	(29)
Prior service credit due to curtailments	—	—	—
Recognized actuarial (gain) loss	320	219	288
Net periodic benefit	$409	$355	$422

Components of other amounts:
Net regular actuarial (gain) loss	$379	$373	$(650)
Recognized actuarial gain (loss)	(320)	(219)	(288)
Prior service credit amortization	29	29	29
Prior service credit due to curtailments	(450)	—	—
Prior service credit due to amendment	—	—	—
Total recognized in other comprehensive income	$(362)	$183	$(909)
Total recognized in comprehensive income	$47	$538	$(487)

The following table summarizes certain weighted average assumptions used to measure the plans’ obligation at the end of the year as well as net periodic benefit expense during the year:

	2020	2019	2018
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.50%	2.77%	3.91%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.13%	3.92%	3.16%
The net actuarial loss and prior service credit that is expected to be amortized from accumulated other comprehensive income (loss) and into net periodic (benefit) expense during the year ended December 31, 2021 is $0.4 million.
Future estimated benefit payments are expected to be approximately $0.3 million per annum during the period 2021 through 2030.
401(k) Plans

The Bank also offers 2 retirement savings plans which are qualified under Section 401(k) of the Internal Revenue Code (401(k) Plan). Substantially all employees are eligible to participate, and participants can contribute up to 15% of their salary subject to certain limitations. The Bank does not make contributions to the 401(k) Plan and as such does not incur any direct compensation expense related to the 401(k) Plan.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

Long Term Incentive Plan
Stock Options:
The Bank has granted stock options in previous years to employees and directors. As of January 1, 2021, all options have vested and are exercisable at the option of the vested holders until the termination of each tranche after 10 years from the grant date or earlier if the employee or director has changed their employment status. The Bank does not currently have an active stock option plan that is available for issuing new options.
A summary of the status of the Bank’s options as of December 31, 2020 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	2,051,020	$13.06	6.6	years
Granted	—	—	—
Forfeited/ Expired	(61,240)	13.94	—
Exercised	(11,220)	13.75	—
Outstanding, December 31, 2020	1,978,560	13.03	4.2	years	$1,885
Vested and Exercisable, December 31, 2020	1,809,932	$12.88	4.3	years	$1,885
The range of exercise prices is $11.00 to $14.65 per share.
Total options compensation costs to employees and directors for the years ended December 31, 2020, 2019, and 2018 was $0.7 million, $1.4 million, and $2.2 million in expense respectively, and is recorded within the Consolidated Statements of Income. All options have been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of December 31, 2020 and 2019 was $8.4 million and $8.6 million, respectively. No cash was received for options exercised in 2020.
Restricted Stock Units:
The Amalgamated Bank 2019 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to officers, employees and directors of the Bank. The number of shares of common stock of the Bank available for stock-based awards under the Equity Plan is 1,250,000, of which 828,717 were available for issuance as of December 31, 2020.
The Board of Directors determines awards under the Equity Plan. The Bank accounts for the Equity Plan under ASC No. 718.
RSUs represent an obligation to deliver shares to an employee or director at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule, the satisfaction of performance conditions, or the satisfaction of market conditions, and are settled in shares of the Bank’s common stock. RSUs do not provide dividend equivalent rights from the date of grant and do not provide voting rights. RSUs accrue dividends based on dividends paid on common shares, but those dividends are paid in cash upon satisfaction of the specified vesting requirements on the underlying RSU.

During the year ended December 31, 2020, in accordance with the Equity Plan for employees, the Bank granted 238,716 RSUs to employees and reserved 276,057 shares for issuance upon vesting based upon the possibility of the Bank’s employees achieving the maximum share payout.

Of the 238,716 RSUs granted to employees in 2020, 164,034 RSUs time-vest ratably over three years and were granted at a fair value of $13.78 based on the ending share price on the grant date. The Bank granted 74,682 performance-based RSUs which are more fully described below:

•The Bank granted 38,321 performance-based RSUs at a fair value of $14.45 per share based on the ending share price on the grant date which vest subject to the achievement of the Bank’s corporate goals for the three-year period from

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

December 31, 2019 to December 31, 2022. The corporate goal is based on the Bank achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 57,482 shares, respectively.

•The Bank granted 36,361 market-based RSUs at a fair value of $15.23 per share based on Monte Carlo simulations of possible future value, which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from March 9, 2020 to March 8, 2023. The minimum and maximum awards that are achievable are 0 and 54,542 shares, respectively.
A summary of the status of the Bank’s employee RSUs as of December 31, 2020 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2019	189,999	$17.81
Awarded	238,716	14.35
Forfeited/Expired	(98,388)	17.67
Vested	(39,690)	17.67
Unvested, December 31, 2020	290,637	$15.99

We have reserved 333,308 shares for payout, which is the maximum amount assuming the highest payout of performance and market based units and full completion of the service requirement. The shares expected to vest solely based on the full completion of the service requirement are 205,963.
Compensation expense attributable to the employee RSUs was $1.2 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $3.1 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized ratably over 2.2 years.
During the year ended December 31, 2020, in accordance with the Equity Plan for directors, the Bank granted 26,642 RSUs that vest after one year. The Bank recorded expense of $0.5 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $0.1 million of total unrecognized cost related to the non-vested RSUs granted to directors.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

14. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. A description of the disclosure hierarchy and the types of financial instruments recorded at fair value that management believes would generally qualify for each category are as follows:
Level 1 - Valuations are based on quoted prices in active markets for identical assets or liabilities. Accordingly, valuation of these assets and liabilities does not entail a significant degree of judgment. Examples include most U.S. Government securities and exchange-traded equity securities.
Level 2 - Valuations are based on either quoted prices in markets that are not considered to be active or significant inputs to the methodology that are observable, either directly or indirectly. Financial instruments in this level would generally include mortgage-related securities and other debt issued by GSEs, non-GSE mortgage-related securities, corporate debt, certain redeemable fund investments and certain trust preferred securities.
Level 3 - Valuations are based on inputs to the methodology that are unobservable and significant to the fair value measurement. These inputs reflect management’s own judgments about the assumptions that market participants would use in pricing the assets and liabilities.
The following summarizes those financial instruments measured at fair value in the consolidated statements of financial condition categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$13,299	$—	$13,299
GSE CMOs	—	366,421	—	366,421
GSE commercial certificates & CMO	—	432,614	—	432,614
Non-GSE residential certificates	—	33,384	—	33,384
Non-GSE commercial certificates	—	44,968	—	44,968
Other debt:
U.S. Treasury	203	—	—	203
ABS	—	597,546	—	597,546
Trust preferred	—	13,773	—	13,773
Corporate	—	37,654	—	37,654
Total assets carried at fair value	$203	$1,539,659	$—	$1,539,862

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

	December 31, 2019
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$36,385	$—	$36,385
GSE CMOs	—	282,434	—	282,434
Non-GSE residential certificates	—	253,913	—	253,913
GSE commercial certificates	—	59,008	—	59,008
Non-GSE commercial certificates	—	46,874	—	46,874
Other debt:
U.S. Treasury	199	—	—	199
ABS	—	523,777	—	523,777
Trust preferred	—	13,897	—	13,897
Corporate	—	8,283	—	8,283
Total assets carried at fair value	$199	$1,224,571	$—	$1,224,770
During the years ended December 31, 2020 and 2019, there were no transfers of financial instruments between Level 1 and Level 2. There were no financial instruments measured at fair value on a recurring basis and categorized as Level 3 in the Consolidated Statement of Financial Condition during the years ended December 31, 2020 and 2019.
The following tables summarize assets measured at fair value on a non-recurring basis:

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$67,433	$—	$—	$67,433	$67,433
Other real estate owned	307	—	—	303	303
	$67,740	$—	$—	$67,736	$67,736

	December 31, 2019
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$57,903	$—	$—	$57,903	$57,903
Other real estate owned	809	—	—	977	977
	$58,712	$—	$—	$58,880	$58,880
A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments follows:
•Securities – Investments in fixed income securities are generally valued based on evaluations provided by an independent pricing service. These evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position, in a current sale. The pricing service utilizes evaluated pricing techniques that vary by asset class and incorporate available market information and, because many fixed income securities do not trade on a daily basis, applies available information through processes such as benchmark curves, benchmarking of available securities, sector groupings and matrix pricing. Model processes, such as option adjusted spread models, are used to value securities that have prepayment features. In those limited cases where pricing service evaluations are not available for a fixed income security, management will typically value those instruments using observable market inputs in a discounted cash flow analysis. Held to maturity securities, with the exception of PACE securities which are categorized as Level 3, are generally categorized as Level 2.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

•Loans held for sale - Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is determined using the price we expect to receive for the loans based on commitments received from third party investors. Loans held on our balance sheet greater than 90 days are evaluated to determine if a valuation allowance is required to adjust for a decline in fair value below the carrying amount, and then subject to quarterly evaluation going forward. Loans held for sale are generally categorized as Level 3.
•Loans receivable - Loans are valued using a present value technique that incorporates management’s assumptions as to what a market participant would assume given the attributes of the loans. The observable U.S. Treasury yield curve is a significant input to the valuation. Assumptions, including prepayment speeds and credit spreads, are based on observable market data where possible or alternatively are based on terms currently offered on loans to borrowers of similar credit quality. Fair values for loans considered impaired are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the underlying collateral in the case of collateral dependent loans. The methods used to estimate the fair value of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Bank’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Loans would generally be categorized as Level 3.
•Resell agreements - Resell agreements are carried at fair value, as these are short term agreements. All existing trades are done at the current rate for new trades, which historically has always been 1.25%, which is the same rate we bring in new trades, so there is no market value adjustment. The agreements are generally categorized as Level 3, as we have limited market information.
•Deposits – Deposits without a defined maturity date are valued at the amount payable on demand. Certificates of deposit, which are categorized as Level 2, are valued using a present value technique that incorporates current rates offered by the Bank for certificates of comparable remaining maturity.
•Borrowed funds – FHLBNY advances and repurchase agreements are valued using a present value technique that incorporates current rates offered by the FHLBNY for advances of comparable remaining maturity. FHLBNY advances and repurchase agreements are categorized as Level 2.
•FHLBNY stock – FHLBNY stock is a non-marketable equity security categorized as Level 2 and reported at cost, which equals par value (the amount at which shares have been redeemed in the past). No significant observable market data is available for this security.
•Other – The Bank holds or issues other financial instruments for which management considers the carrying value to approximate fair value. Such items include cash and cash equivalents, accrued interest receivable and payable. Many of these items are short term in nature with minimal risk characteristics.
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.
There are significant limitations in estimating the fair value of financial instruments for which an active market does not exist. Due to the degree of management judgment that is often required, such estimates tend to be subjective, sensitive to changes in assumptions and imprecise. Such estimates are made as of a point in time and are impacted by then-current observable market conditions; also such estimates do not give consideration to transaction costs or tax effects if estimated unrealized gains or losses were to become realized in the future. Because of inherent uncertainties of valuation, the estimated fair value may differ significantly from the value that would have been used had a ready market for the investment existed and the difference could be material. Lastly, consideration is not given to nonfinancial instruments, including various intangible assets, which could represent substantial value. Fair value estimates are not necessarily representative of the Bank’s total enterprise value.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,769	$38,769	$—	$—	$38,769
Available for sale securities	1,513,409	203	1,539,659	—	1,539,862
Held to maturity securities	494,449	—	76,519	425,906	502,425
Loans held for sale	11,178	—	—	11,178	11,178
Loans receivable, net	3,447,306	—	—	3,566,742	3,566,742
FHLBNY stock (1)	3,934	—	3,934		3,934
Resell agreements	154,779		—	154,779	154,779
Accrued interest and dividends receivable	23,970	—	23,970	—	23,970
Financial liabilities:
Deposits payable on demand	5,066,687	—	5,066,687	—	5,066,687
Time deposits	272,025	—	272,451	—	272,451
Borrowed funds	—	—	—	—	—
Accrued interest payable	386	—	386	—	386
(1)    Prices not quoted in active markets but redeemable at par.

	December 31, 2019
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$122,538	$122,538	$—	$—	$122,538
Available for sale securities	1,224,770	199	1,224,571	—	1,224,770
Held to maturity securities	292,704	—	23,132	269,705	292,837
Loans held for sale	2,328	—	—	2,328	2,328
Loans receivable, net	3,438,767	—	—	3,474,296	3,474,296
FHLBNY stock (1)	7,039	—	7,039	—	7,039
Accrued interest and dividends receivable	19,088	—	19,088	—	19,088
Financial liabilities:
Deposits payable on demand	4,247,427	—	4,247,427	—	4,247,427
Time deposits	393,555	—	394,385	—	394,385
Borrowed funds	75,000	—	75,000	—	75,000
Accrued interest payable	1,383	—	1,383	—	1,383
(1)    Prices not quoted in active markets but redeemable at par.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

15. COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK
Credit Commitments
The Bank is party to various credit related financial instruments with off balance sheet risk. The Bank, in the normal course of business, issues such financial instruments in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.
As of December 31, 2020 and 2019, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Year Ended December 31,
(In thousands)	2020	2019
Commitments to extend credit	$455,541	$567,117
Standby letters of credit	17,910	15,169
Total	$473,451	$582,286
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. These commitments have fixed expiration dates and other termination clauses and generally require the payment of nonrefundable fees. Since a portion of the commitments are expected to expire without being drawn upon, the contractual principal amounts do not necessarily represent future cash requirements. The Bank’s maximum exposure to credit risk is represented by the contractual amount of these instruments. These instruments represent ultimate exposure to credit risk only to the extent they are subsequently drawn upon by customers.
Standby letters of credit are conditional lending commitments issued by the Bank to guarantee the financial performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The balance sheet carrying value of standby letters of credit approximates any nonrefundable fees received but not yet recorded as income. The Bank considers this carrying value, which is not material, to approximate the estimated fair value of these financial instruments.
The Bank reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.2 million and $1.3 million as of December 31, 2020 and 2019, respectively.
Other Commitments and Contingencies
The Bank is required to maintain a certain average level of funds on deposit with the Federal Reserve Bank of New York (“FRBNY”) to satisfy contractual clearing requirements. As of December 31, 2020, the Bank was required to maintain deposit reserves with the FRBNY in the amount of $9.1 million. This requirement is permitted to be reduced by the amount of available vault cash. Due to the Board of Governors of the Federal Reserve System’s decision to pay interest on required and excess reserves, the Bank has maintained a significant portion of its available cash on deposit with the FRBNY in the form of excess reserves. The entire balance on deposit with the FRBNY amounted to approximately $30.7 million and $114.8 million as of December 31, 2020 and 2019, respectively.
Certain interest-bearing deposits in banks have been pledged by the Bank to secure borrowed funds and for other business purposes. The Bank had no such pledged cash deposits as of December 31, 2020 and 2019.
In the ordinary course of business, there are various legal proceedings pending against the Bank. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Bank.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

16.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Bank operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of December 31, 2020. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
Real estate operating leases are presented as a Right-of-use (“ROU”) asset and a related Operating lease liability on the Consolidated Statements of Financial Condition. The ROU asset represents the Bank’s right to use the underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments arising from the lease. The ROU asset and related lease liability were recognized at commencement on the adoption date of January 1, 2019 and are primarily based on the present value of lease payments over the lease term. The Bank applied its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of the lease liability. The IBR reflects the interest rate the Bank would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The following table summarizes our lease cost and other operating lease information:

	Year Ended
	December 31,
	2020	2019
(In thousands)
Operating lease cost	$15,256	$10,572

Cash paid for amounts included in the measurement of Operating leases liability	$12,358	$10,776
Weighted average remaining lease term on operating leases (in years)	5.7	6.5
Weighted average discount rate used for operating leases liability	3.27%	3.25%

Note: Sublease income and variable income or expense considered immaterial

Cash paid for rent expense for the year-ended December 31, 2018 was $10.8 million.
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted Operating leases liability recorded in the Consolidated Statements of Financial Condition:

(In thousands)
Year Ending December 31,
2021	9,806
2022	9,931
2023	9,818
2024	9,828
2025	9,851
Thereafter	8,912
Total undiscounted operating lease payments	58,146
Less: present value adjustment	4,973
Total Operating leases liability	$53,173

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

17. GOODWILL AND INTANGIBLE ASSETS
On May 18, 2018, the Bank closed on its acquisition of New Resource Bank ("NRB"), and NRB merged with and into the Bank. The Bank recorded goodwill of $12.9 million and a core deposit intangible of $9.1 million, which are not deductible for tax purposes.
The Bank accounted for the acquisition under the acquisition method of accounting in accordance with FASB ASC 805, “Business Combinations.” Accordingly, the assets acquired and liabilities assumed were recorded at their respective acquisition date fair values, and identifiable intangible assets were recorded at fair value and are depicted on the Consolidated Statement of Cash Flows.
Goodwill
In accordance with GAAP, the Bank performs an annual test as of June 30 to identify potential impairment of goodwill, or more frequently if events or circumstances indicate a potential impairment may exist. If the carrying amount of the Bank, as a sole reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess up to the amount of the recorded goodwill.

The fair value of the Bank was determined by using a combination of a market approach and an income approach under the framework established for measuring fair value under ASC 820. Under both approaches the estimated fair value of the Bank was in excess of the carrying value and the Bank, as a sole reporting unit, was not at risk of failing the quantitative analysis. The fair value is based upon market data as of June 30, 2020 and estimates and assumptions that the Bank believes are most appropriate for the analysis. As of December 31, 2020, there were no changes to the Bank's annual impairment test conclusion.

At December 31, 2020 and December 31, 2019, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Bank’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2021	$1,207
2022	1,047
2023	888
2024	730
2025	574
Thereafter	913
Total	$5,359

Accumulated amortization of the core deposit intangible was $3.7 million as of December 31, 2020.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

18.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Bank makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the VIE. The Bank generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Bank making its investment. Any loans to the VIE are secured. As of December 31, 2020, the Bank's maximum exposure to loss is $17.8 million.

(In thousands)	December 31, 2020	December 31, 2019
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$6,735	$—
Unfunded tax credit commitments included in other liabilities	—	—
Loans and letters of credit commitments	11,097	—
Funded portion of loans and letters of credit commitments	11,097	—

	Year Ended December 31,
	2020	2019
(In thousands)
Tax credits and other tax benefits recognized	$23,993	—

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

19.     SUBSEQUENT EVENTS

On March 1, 2021 (the “Effective Date”), Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”) acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered bank (the “Bank”), in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on January 12, 2021. Pursuant to the Reorganization, shares of the Bank’s Class A common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. Prior to the Effective Date, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, the consolidated financial statements, discussions of those financial statements, market data and all other information presented herein, are those of the Bank.

On the Effective Date, each then-current outstanding option to purchase shares of Bank common stock (“Stock Options”) was converted into an option to purchase the same number of shares of Company common stock on the same terms and conditions as were in effect with respect to those outstanding Stock Options under the written agreements pertaining thereto. Additionally, on the Effective Date, the Company (i) assumed all the outstanding awards granted under the Bank’s 2019 Equity Incentive Plan, which was adopted by the Company and amended and restated to be the Amalgamated Financial Corp. 2021 Equity Incentive Plan, (ii) adopted and assumed the Bank’s Employee Stock Purchase Plan (now, the Amalgamated Financial Corp. Employee Stock Purchase Plan), and (iii) adopted and assumed the Bank’s Long Term Incentive Plan and Annual Incentive Plan.

Notes to Amalgamated Bank’s Consolidated Financial Statements December 31, 2020 and 2019

20. QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected Consolidated Quarterly Financial Data(1)

Selected Operating Data:	2020 Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$48,631	$47,120	$47,283	$47,462
Interest expense	3,942	2,681	2,049	1,807
Net interest income	44,689	44,439	45,234	45,655
Provision (release) for loan losses	8,588	8,221	3,394	4,589
Net interest income after provision for loan losses	36,101	36,218	41,840	41,066
Non-interest income	9,118	8,671	12,776	10,040
Non-interest expense	32,270	31,068	37,877	32,670
Income before income taxes	12,949	13,821	16,739	18,436
Provision for income taxes	3,404	3,447	4,259	4,646
Net income	$9,545	$10,374	$12,480	$13,790
Basic earnings per share	$0.30	$0.33	$0.40	$0.44
Diluted earnings per share	$0.30	$0.33	$0.40	$0.44

Selected Operating Data:	2019 Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$45,774	$46,528	$46,697	$46,955
Interest expense	5,001	4,672	4,940	4,705
Net interest income	40,773	41,856	41,757	42,250
Provision (release) for loan losses	2,186	2,127	(558)	83
Net interest income after provision for loan losses	38,587	39,729	42,315	42,167
Non-interest income	7,417	6,349	7,659	7,776
Non-interest expense	31,448	31,002	31,886	33,490
Income before income taxes	14,556	15,076	18,088	16,453
Provision for income taxes	3,743	3,891	4,893	4,445
Net income (loss)	$10,813	$11,185	$13,195	$12,008
Basic earnings per share	$0.34	$0.35	$0.41	$0.38
Diluted earnings per share	$0.33	$0.35	$0.41	$0.37
(1) These quarterly results reflect as published data.

Crowe LLP
Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Amalgamated Financial Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Amalgamated Bank (the "Bank"), a wholly owned subsidiary of Amalgamated Financial Corp. effective March 1, 2021, as of December 31, 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on the Bank's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

    Crowe LLP

We have served as the Bank's auditor since 2020.

New York, New York
March 15, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amalgamated Bank:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial condition of Amalgamated Bank and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2012 to 2020.

New York, New York
March 13, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, our independent registered public accounting firm is not required to issue an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2020.

Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Proposal 1—“Election of Directors” under the subsections titled “Biographical Information for Each Nominee for Director” and “Biographical Information for Our Executive Officers Who are Not Directors”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Family Relationships,” “Code of Business Conduct and Ethics,” “Nominations of Directors,” and “Audit Committee”.
Item 11. Executive Compensation.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Director and Executive Officer Compensation”; and
• “Corporate Governance and Social Responsibility” under the subsections titled “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Security Ownership of Certain Beneficial Owners and Management”; and
•“Equity Compensation Plan Information”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Certain Relationships and Related Party Transactions”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Director Independence.”
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2020 and in connection with our 2021 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” under the subsections titled “Audit and Related Fees” and “Pre-Approval Policy,” which sections are incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 149 of this Annual Report on Form 10-K and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Plan of Acquisition by and between Amalgamated Financial Corp. and Amalgamated Bank (incorporated by reference to Annex A to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

3.1	Certificate of Incorporation of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).
3.2	Bylaws of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).
4.1
Specimen stock certificate of Amalgamated Financial Corp.’s common stock (incorporated by reference to Exhibit 4.1 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

4.2
Investor Rights Agreement by and between Amalgamated Bank and the Workers United Related Parties (incorporated by reference to Exhibit 4.2 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

4.3
Registration Rights Agreement, dated April 11, 2012, by and among Amalgamated Bank and the Various Stockholders Party Thereto (incorporated by reference to Exhibit 4.3 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

4.4	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Organization Certificate and By-Laws of Amalgamated Bank defining rights of the holders of common stock of Amalgamated Bank
4.5	The registrant agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; currently no issuance of debt of the registrant exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.
4.6	Description of Amalgamated Financial Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.**
10.1
Amended and Restated Employment Agreement, dated July 25, 2017, between Amalgamated Bank and Keith Mestrich (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.2
Addendum, dated May 17, 2019, to the Amended and Restated Employment Agreement between Amalgamated Bank and Keith Mestrich (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.3
Amendment, dated April 23, 2020, to the Amended and Restated Employment Agreement, as amended, between Amalgamated Bank and Keith Mestrich (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.4	Change in Control Plan (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.5
Collective Bargaining Agreement with OPEIU, Local 153, AFL-CIO, dated March 9, 2020 (incorporated by reference to Exhibit 10.5 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.6
Independent Office Agreement with Local 32BJ SEIU (incorporated by reference to Exhibit 10.7 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.7
Side Letter with the various Funds associated with The Yucaipa Companies, LLC (incorporated by reference to Exhibit 10.8 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

10.8
Consolidated Retirement Plan, as amended and restated on January 1, 2015 (incorporated by reference to Exhibit 10.9 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.9	Amalgamated Bank Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.10	Amalgamated Bank Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.11	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.12	Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.13
Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.14
Form of Award Agreement for Performance Stock Units to be made under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.15
Form of Revised Award Agreement for Performance Stock Units to be made under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.16
Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.17
Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.18
Form of Award Agreement for Performance Stock Units to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.19	Transition and Separation Agreement between Amalgamated Bank and Keith Mestrich dated October 12, 2020.*, **
10.20	Retention Bonus Agreement between Amalgamated Bank and Andrew LaBenne dated December 22, 2020 .*, **
10.21	Severance Agreement between Amalgamated Bank and Andrew LaBenne dated December 22, 2020.*,**
10.22	Retention Bonus Agreement between Amalgamated Bank and Sam Brown dated December 22, 2020.*,**
10.23	Severance Agreement between Amalgamated Bank and Sam Brown dated December 22, 2020.*,**
10.24	Offer Letter with Sam Brown dated October 24, 2014.*,**
10.25	Offer Letter with Andrew LaBenne dated January 9, 2015.*,**
10.26	Form of Retention Restricted Stock Unit Award Agreement under the Amalgamated Bank 2019 Equity Incentive Plan.*,**
16.1
Letter of KPMG LLP dated December 17, 2019 to the FDIC regarding statements included in the Current Report on Form 8-K filed with the FDIC December 17, 2019 (incorporated by reference to Exhibit 16.1 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

21.1	Subsidiaries of Amalgamated Financial Corp.**
23.1	Consent of Independent Registered Public Accounting Firm—Crowe LLP.**
23.2	Consent of Independent Registered Public Accounting Firm—KPMG LLP.**
24.1	Power of Attorney (included on signature page)**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer**
32.1	Section 1350 Certifications**
101	The following financial statements from the Annual Report on Form 10-K of Amalgamated Financial Corp., formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Financial Condition at December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018 and (vi) Notes to Consolidated Financial Statements.
104	The cover page of Amalgamated Financial Corp.’s Form 10-K Report for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*    Management contract or compensatory plan or arrangement.
**    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMALGAMATED FINANCIAL CORP.

March 15, 2021	By:	/s/ Lynne Fox
Lynne Fox
Interim President and Chief Executive Officer (Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew LaBenne, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Donald E. Bouffard, Jr.	Director	March 15, 2021
Donald E. Bouffard, Jr.
/s/ Maryann Bruce	Director	March 15, 2021
Maryann Bruce
/s/ Patricia Diaz Dennis	Director	March 15, 2021
Patricia Diaz Dennis
/s/ Robert C. Dinerstein	Director	March 15, 2021
Robert C. Dinerstein
/s/ Mark A. Finser	Director	March 15, 2021
Mark A. Finser
/s/ Lynne P. Fox	Director, Chair of the Board and Interim President and Chief Executive Officer (Principal Executive Officer)	March 15, 2021
Lynne P. Fox
/s/ Julie Kelly	Director	March 15, 2021
Julie Kelly
/s/ John McDonagh	Director	March 15, 2021
John McDonagh
/s/ Robert G. Romasco	Director	March 15, 2021
Robert G. Romasco
/s/ Edgar Romney, Sr.	Director	March 15, 2021
Edgar Romney, Sr.
/s/ Stephen R. Sleigh	Director	March 15, 2021
Stephen R. Sleigh
/s/ Andrew LaBenne	Chief Financial Officer (Principal Financial Officer)	March 15, 2021
Andrew LaBenne
/s/ Jason Darby	Chief Accounting Officer (Principal Accounting Officer)	March 15, 2021
Jason Darby