Form 10-Q
period 2021-03-31
Amalgamated Financial Corp.
filed 2021-05-05
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of May 5, 2021, the Registrant had 31,188,484 shares of common stock outstanding at $0.01 par value per share.

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

Before the Effective Date, the Bank’s Class A common stock was registered under Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and the Bank was subject to the information requirements of the Exchange Act and, in accordance with Section 12(i) thereof, filed quarterly reports, proxy statements and other information with the Federal Deposit Insurance Corporation (“FDIC”). As of the Effective Date, pursuant to Rule 12g-3 under the Exchange Act, the Company is the successor registrant to the Bank, the Company’s common stock is deemed to be registered under Section 12(b) of the Exchange Act, and the Company has become subject to the information requirements of the Exchange Act and files reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”).

In this report, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical fact and generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “anticipate,” “intend,” “could,” “should,” “would,” “believe,” “project,” “plan,” “goal,” “target,” “potential,” “pro-forma,” “seek,” “contemplate,” “expect,” “estimate,” and “continue,” or the negative thereof as well as other similar words and expressions of the future. These forward-looking statements include statements related to our plans, objectives, strategies, projected growth, anticipated future financial performance (including underlying assumptions), and management’s long-term performance goals, as well as statements relating to the anticipated effects or consequences of various transactions or events on our results of operations and financial condition and statements about the future performance, operations, products and services of Amalgamated Financial Corp.
Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:
•our ability to maintain our reputation;
•our ability to carry out our business strategy prudently, effectively and profitably;
•unexpected challenges related to the transition of our executive officers;
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
•projections on loans, assets, deposits, liabilities, revenues, expenses, net income, capital expenditures, liquidity, dividends, capital structure or other financial items;

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

•our ability to attract and retain key personnel, including our ability to timely identify a new chief executive officer and chief financial officer in light of, among other things, competition for experienced employees and executives in the banking industry;
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
All forward-looking statements are necessarily only estimates of future results, and there can be no assurance that actual results will not differ materially from expectations, and, therefore, you are cautioned not to place undue reliance on any forward-looking statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may be found in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current Reports on Form 8-K filed with the SEC and available at the SEC’s website at https://sec.gov. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Cash and due from banks	$7,387	$7,736
Interest-bearing deposits in banks	497,536	31,033
Total cash and cash equivalents	504,923	38,769
Securities:
Available for sale, at fair value (amortized cost of $1,667,925 and $1,513,409, respectively)	1,688,924	1,539,862
Held-to-maturity (fair value of $530,207 and $502,425, respectively)	531,274	494,449
Loans held for sale	16,661	11,178
Loans receivable, net of deferred loan origination costs (fees)	3,259,504	3,488,895
Allowance for loan losses	(36,662)	(41,589)
Loans receivable, net	3,222,842	3,447,306

Resell agreements	152,268	154,779
Accrued interest and dividends receivable	21,465	23,970
Premises and equipment, net	12,970	12,977
Bank-owned life insurance	105,666	105,888
Right-of-use lease asset	34,453	36,104
Deferred tax asset, net	26,061	36,079
Goodwill	12,936	12,936
Other intangible assets	5,057	5,359
Equity investments	8,101	11,735
Other assets	41,625	47,240
Total assets	$6,385,226	$5,978,631
Liabilities
Deposits	$5,720,067	$5,338,711
Operating leases	51,057	53,173
Other liabilities	73,880	50,926
Total liabilities	5,845,004	5,442,810

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,168,783 and 31,049,525 shares issued and outstanding, respectively)	312	310
Additional paid-in capital	300,079	300,989
Retained earnings	226,887	217,213
Accumulated other comprehensive income (loss), net of income taxes	12,811	17,176
Total Amalgamated Financial Corp. stockholders' equity	540,089	535,688
Noncontrolling interests	133	133
Total stockholders' equity	540,222	535,821
Total liabilities and stockholders’ equity	$6,385,226	$5,978,631

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2021	2020
INTEREST AND DIVIDEND INCOME
Loans	$31,109	$35,612
Securities	12,170	12,554
Federal Home Loan Bank of New York stock	48	69
Interest-bearing deposits in banks	90	396
Total interest and dividend income	43,417	48,631
INTEREST EXPENSE
Deposits	1,573	3,915
Borrowed funds	—	27
Total interest expense	1,573	3,942
NET INTEREST INCOME	41,844	44,689
Provision for (recovery of) loan losses	(3,261)	8,588
Net interest income after provision for loan losses	45,105	36,101
NON-INTEREST INCOME
Trust Department fees	3,827	4,085
Service charges on deposit accounts	2,178	2,411
Bank-owned life insurance	788	384
Gain (loss) on sale of investment securities available for sale, net	21	499
Gain (loss) on sale of loans, net	707	135
Gain (loss) on other real estate owned, net	—	(23)
Equity method investments	(3,682)	—
Other	161	1,627
Total non-interest income	4,000	9,118
NON-INTEREST EXPENSE
Compensation and employee benefits	18,039	17,458
Occupancy and depreciation	3,501	5,506
Professional fees	3,661	2,983
Data processing	3,005	2,264
Office maintenance and depreciation	655	856
Amortization of intangible assets	302	342
Advertising and promotion	597	667
Other	3,033	2,194
Total non-interest expense	32,793	32,270
Income before income taxes	16,312	12,949
Income tax expense (benefit)	4,123	3,404
Net income	12,189	9,545
Net income attributable to Amalgamated Financial Corp.	$12,189	$9,545
Earnings per common share - basic	$0.39	$0.30
Earnings per common share - diluted	$0.39	$0.30

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2021	2020

Net income	$12,189	$9,545
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	(357)	73
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses)	(5,436)	(24,368)
Reclassification adjustment for losses (gains) realized in income	(18)	(499)
Net unrealized gains (losses) on securities available for sale	(5,454)	(24,867)
Other comprehensive income (loss), before tax	(5,811)	(24,794)
Income tax benefit (expense)	1,446	6,902
Total other comprehensive income (loss), net of taxes	(4,365)	(17,892)
Total comprehensive income (loss), net of taxes	$7,824	$(8,347)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	12,189	—	12,189	—	12,189
Dividends, $0.08 per share	—	—	(2,515)	—	(2,515)	—	(2,515)
Repurchase of shares	—	(420)	—	—	(420)	—	(420)
Exercise of stock options, net of repurchases	2	(988)	—	—	(986)	—	(986)
Restricted stock unit vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	588	—	—	588	—	588
Other comprehensive income (loss), net of taxes	—	—	—	(4,365)	(4,365)	—	(4,365)
Balance at March 31, 2021	$312	$300,079	$226,887	$12,811	$540,089	$133	$540,222

	Three months ended March 31, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$315	$305,738	$181,132	$3,225	$490,410	$134	$490,544
Net income	—	—	9,545	—	9,545	—	9,545
Dividends, $0.08 per share	—	—	(2,517)	—	(2,517)	—	(2,517)
Repurchase of shares	(5)	(6,996)	—	—	(7,001)	—	(7,001)
Exercise of stock options, net of repurchases	—	(23)	—	—	(23)	—	(23)
Stock-based compensation expense	—	613	—	—	613	—	613
Other comprehensive income (loss), net of taxes	—	—	—	(17,892)	(17,892)	—	(17,892)
Balance at March 31, 2020	$310	$299,332	$188,160	$(14,667)	$473,135	$134	$473,269

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,189	$9,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	854	1,320
Amortization of intangible assets	302	342
Deferred income tax expense (benefit)	3,234	(1,156)
Provision for (recovery of) loan losses	(3,261)	8,588
Stock-based compensation expense	588	613
Net amortization (accretion) on loan fees, costs, premiums, and discounts	684	421
Net amortization on securities	751	167
OTTI loss (gain) recognized in earnings	3	—
Net loss (income) from equity method investments	3,682	—
Net loss (gain) on sale of securities available for sale	(21)	(499)
Net loss (gain) on sale of loans	(707)	(135)
Net loss (gain) on sale of other real estate owned	—	23
Net loss (gain) on owned property held for sale	—	(1,428)
Net (gain) on redemption of bank-owned life insurance	(266)	—
Proceeds from sales of loans held for sale	39,037	9,864
Originations of loans held for sale	(43,777)	(9,170)
Decrease (increase) in cash surrender value of bank-owned life insurance	(522)	(384)
Decrease (increase) in accrued interest and dividends receivable	2,505	1,685
Decrease (increase) in other assets (1)	9,723	1,709
Increase (decrease) in accrued expenses and other liabilities (2)	(12,856)	(3,961)
Net cash provided by operating activities	12,142	17,544
CASH FLOWS FROM INVESTING ACTIVITIES
Originations and purchases of loans, net of principal repayments	224,323	(85,229)
Purchase of securities available for sale	(212,959)	(240,276)
Purchase of securities held to maturity	(58,907)	(2,104)
Proceeds from sales of securities available for sale	14,431	27,763
Maturities, principal payments and redemptions of securities available for sale	85,482	60,501
Maturities, principal payments and redemptions of securities held to maturity	21,372	8,434
Decrease (increase) in resell agreements	2,511	—
Purchase of equity method investments	220	—
Decrease (increase) of FHLBNY stock, net	—	3,375
Purchases of premises and equipment	(847)	(844)
Proceeds from redemption of bank-owned life insurance	1,010	—
Net cash (used in) provided by investing activities	76,636	(228,380)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	381,356	435,575
Net increase (decrease) in FHLB advances	—	(75,000)
Issuance of common stock	2	—
Repurchase of shares	(420)	(7,001)

Dividends paid	(2,484)	(2,517)
Exercise of stock options, net	(1,079)	(23)
Restricted stock unit vesting, net	1	—
Net cash provided by financing activities	377,376	351,034
Increase (decrease) in cash, cash equivalents, and restricted cash	466,154	140,198
Cash, cash equivalents, and restricted cash at beginning of year	38,769	122,538
Cash, cash equivalents, and restricted cash at end of year	$504,923	$262,736
Supplemental disclosures of cash flow information:
Interest paid during the year	$1,696	$4,220
Income taxes paid during the year	9,823	136
Supplemental non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	$777	$—
Initial recognition of Operating leases liability	—	—
Loans transferred to other real estate owned	2,682	—
Purchase of securities available for sale, net not settled	53,573	89,435

(1) Includes $1.7 million and $2.4 million of right of use asset amortization for the respective periods
(2) Includes $0.4 million and $0.5 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
1.    BASIS OF PRESENTATION AND CHANGES IN SIGNIFICANT ACCOUNTING POLICIES
Holding Company Reorganization

On March 1, 2021 (the “Effective Date”), Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”)
acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered bank (the “Bank”), in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of
Acquisition dated September 4, 2020 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting of the Bank’s stockholders held on January 12, 2021. Pursuant to the Reorganization, shares of the Bank’s Class A common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. Prior to the Effective Date of the Reorganization, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, there has been no significant financial activity at the parent company level as of March 31, 2021.

In this discussion, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.
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

Basis of Accounting and Changes in Significant Accounting Policies
The accounting and reporting policies of Amalgamated Financial Corp. (the “Company”) conform to accounting principles generally accepted in the United States of America, or GAAP and predominant practices within the banking industry. The Company uses the accrual basis of accounting for financial statement purposes.

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with GAAP. All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations for the interim periods presented have been included. A more detailed description of our accounting policies is included in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). There have been no significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2020 Annual Report. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the 2020 Annual Report.

Risks and Uncertainties

The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of the Company’s clients. The Company’s business, financial condition and results of operations generally rely upon the ability of the Bank’s borrowers to repay their loans, the value of collateral underlying the Bank’s secured loans, and demand for loans and other products and services the Bank offers, which are highly dependent on the business environment in the Bank’s primary markets where it operates and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, and significant volatility and disruption in financial markets, and has had an adverse effect on the Company’s business, financial condition and results of operation. The effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on the Company’s business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the recent rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strain, and the ability for customers and businesses to return to their pre-pandemic routine. In addition, it is reasonably possible that certain significant estimates made in the Company’s financial statements could be materially and adversely impacted in the near term as a result of these conditions.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Adopted in 2020
In June 2016, the FASB amended existing guidance for ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350)”, to simplify the subsequent measurement of goodwill. The amendment requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amendments also eliminate the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The amendments became effective for public business entities for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments should be applied prospectively. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition in the first annual period and in the interim period within the first annual period when the entity initially adopts the amendments. As a result of our acquisition of New Resource Bank (“NRB”) in the latter half of the second quarter of 2018, we elected June 30, 2019 as the beginning date for annual impairment testing. We adopted ASU 2017-04 during the second quarter of 2020 and performed our annual impairment test. Our estimated fair value was in excess of the carrying value and the Bank, as a sole reporting unit, was not at risk of failing the quantitative analysis. Adoption did not have an effect on our operating results or financial condition. Refer to Note 13 - Goodwill and Intangible Assets for further details.
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which improves the effectiveness of fair value measurement disclosures. The amendments modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement as follows: removes disclosure requirements for the amount and reasons for transfer between Level 1 and Level 2 assets and liabilities in the fair value hierarchy; modifies disclosure requirements for transfers into and out of Level 3 assets and liabilities in the fair value hierarchy; adds disclosure requirements for the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of ASU 2018-13 did not have a material effect on our operating results or financial condition.
Accounting Standards Effective in 2021 and onward
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. In October 2019, the FASB voted to extend the adoption date for entities eligible to be smaller reporting companies, public business entities (PBEs) that are not SEC filers, and entities that are not PBEs from January 1, 2020 to January 1, 2023. Based on our election as an Emerging Growth Company under the Jumpstart Our Business Startups Act to use the extended transition period for complying with any new or revised financial accounting standards, we currently anticipate a January 1, 2023 adoption date. In preparation, we have performed work in assessing and enhancing the technology environment and related data needs and availability. Additionally, a Management Committee comprised of members from multiple departments has been established to monitor our progress towards adoption. As adoption will require the implementation of significant changes to the existing credit loss estimation model and is dependent on the economic forecast, and given the length of time before our adoption date, evaluating the overall impact of the ASU on our Consolidated Financial Statements is not yet determinable.

On January 7, 2021, the FASB has issued Accounting Standards Update (ASU) No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance amends the scope of ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was aimed at easing the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate ("LIBOR") (the benchmark interest rate banks use to make short-term loans to each other) and provided temporary, optional expedients and exceptions for applying accounting guidance to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. As the majority of our securities tied to LIBOR are expected to transition to the Secured Overnight Financing Rate

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
("SOFR") or pay off before the transition date and given that we do not have a substantial amount of commercial loans or any derivative transactions tied to LIBOR, the Adoption of ASU 2021-01 is not expected to have a material impact on our operating results or financial condition.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company records unrealized gains and losses, net of taxes, on securities available for sale in other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses on securities available for sale are reclassified to operations as the gains or losses are recognized. Other-than-temporary impairment (“OTTI”) losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). The Company also recognizes as a component of other comprehensive income (loss) the actuarial gains or losses as well as the prior service costs or credits that arise during the period from post-retirement benefit plans.
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended March 31,
	2021	2020
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$54	$55
Change in obligation for other benefits	(411)	18
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	$(357)	$73
Income tax effect	(43)	(21)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	(400)	52
Unrealized holding gains (losses) on available for sale securities	$(5,436)	$(24,368)
Reclassification adjustment for losses (gains) realized in income	(18)	(499)
Change in unrealized gains (losses) on available for sale securities	(5,454)	(24,867)
Income tax effect	1,489	6,923
Net change in unrealized gains (losses) on available for sale securities	(3,965)	(17,944)
Total	$(4,365)	$(17,892)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2021	Current Period Change	Income Tax Effect	Balance as of March 31, 2021
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,056)	$(357)	$(43)	$(2,456)
Unrealized gains (losses) on available for sale securities	19,232	(5,454)	1,489	15,267
Total	$17,176	$(5,811)	$1,446	$12,811

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2021	2020
(In thousands)

Realized gains (losses) on sale of available for sale securities	$21	$499	Gain (loss) on sale of investment securities available for sale, net
Recognized gains (losses) on OTTI securities	(3)	—	Non-Interest Income - other
Income tax expense (benefit)	5	139	Income tax expense (benefit)
Total reclassifications, net of income tax	$13	$360

Prior service credit on pension plans and other postretirement benefits	$7	$7	Compensation and employee benefits
Income tax expense (benefit)	(2)	(2)	Income tax expense (benefit)
Total reclassifications, net of income tax	$5	$5

Total reclassifications, net of income tax	$18	$365

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of March 31, 2021 are as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available for sale:
Mortgage-related:
GSE residential certificates	$11,312	$318	$—	$11,630
GSE CMOs	355,784	11,991	—	367,775
GSE commercial certificates & CMO	444,463	6,809	(1,717)	449,555
Non-GSE residential certificates	12,518	118	(25)	12,611
Non-GSE commercial certificates	62,557	105	(545)	62,117
	886,634	19,341	(2,287)	903,688
Other debt:
U.S. Treasury	200	3	—	203
ABS	719,489	4,692	(1,215)	722,966
Trust preferred	14,628	—	(566)	14,062
Corporate	46,974	1,051	(20)	48,005
	781,291	5,746	(1,801)	785,236

Total available for sale	$1,667,925	$25,087	$(4,088)	$1,688,924

Held to maturity:
Mortgage-related:
GSE residential certificates	$456	$26	$—	$482
Non GSE commercial certificates	203	—	—	203
	659	26	—	685
Other debt:
PACE Assessments	451,643	—	(1,747)	449,896
Municipal	73,872	1,548	(894)	74,526
Other	5,100	1	(1)	5,100
	530,615	1,549	(2,642)	529,522
Total held to maturity	$531,274	$1,575	$(2,642)	$530,207

As of March 31, 2021, available for sale securities with a fair value of $976.9 million were pledged with no held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York (“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2020 are as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$12,977	$322	$—	$13,299
GSE CMOs	353,783	12,690	(52)	366,421
GSE commercial certificates & CMO	421,488	11,548	(422)	432,614
Non-GSE residential certificates	33,120	281	(17)	33,384
Non-GSE commercial certificates	45,179	112	(323)	44,968
	866,547	24,953	(814)	890,686

U.S. Treasury	200	3	—	203
ABS	595,062	4,356	(1,872)	597,546
Trust preferred	14,627	—	(854)	13,773
Corporate	36,973	683	(2)	37,654
	646,862	5,042	(2,728)	649,176

Total available for sale	1,513,409	29,995	(3,542)	1,539,862

Held to maturity:
Mortgage-related:
GSE residential certificates	$611	$38	$—	$649
Non GSE commercial certificates	212	15	—	227
	823	53	—	876

PACE Assessments	421,036	4,870	—	425,906
Municipal	67,490	3,019	—	70,509
Other	5,100	34	—	5,134
	493,626	7,923	—	501,549
Total held to maturity	$494,449	$7,976	$—	$502,425

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of March 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$200	$202	$2,000	$2,001
Due after one year through five years	22,740	23,239	3,100	3,099
Due after five years through ten years	265,240	265,020	9,750	9,817
Due after ten years	493,111	496,775	515,765	514,605
	$781,291	$785,236	$530,615	$529,522

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Three Months Ended,
	March 31, 2021	March 31, 2020
(In thousands)
Proceeds	$14,431	$27,763

Realized gains	$72	$523
Realized losses	(51)	(24)
Net realized gains (losses)	$21	$499

The Company controls and monitors inherent credit risk in its securities portfolio through diversification, concentration limits, periodic securities reviews, and by investing a significant portion of the securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”).

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of March 31, 2021 and December 31, 2020, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	March 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE commercial certificates & CMO	75,592	(1,453)	168,079	(264)	243,671	(1,717)
Non-GSE residential certificates	5,725	(25)	—	—	5,725	(25)
Non-GSE commercial certificates	17,058	(463)	12,953	(82)	30,011	(545)
Other debt:
ABS	86,648	(389)	182,098	(826)	268,746	(1,215)
Trust preferred	—	—	14,062	(566)	14,062	(566)
Corporate	7,980	(20)	—	—	7,980	(20)
Total available for sale	$193,003	$(2,350)	$377,192	$(1,738)	$570,195	$(4,088)

Held to maturity:
PACE Assessments	449,896	(1,747)	—	—	449,896	(1,747)
Municipal	27,533	(894)	—	—	27,533	(894)
Other	3,099	(1)	—	—	3,099	(1)
Total held to maturity	$480,528	$(2,642)	$—	$—	$480,528	$(2,642)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-related:
GSE CMOs	31,106	(35)	12,910	(17)	44,016	(52)
GSE commercial certificates	116,667	(287)	75,126	(135)	191,793	(422)
Non-GSE residential certificates	2,138	(9)	3,077	(8)	5,215	(17)
Non-GSE commercial certificates	47	—	29,207	(323)	29,254	(323)
Other debt:
ABS	3,010	(1)	298,410	(1,871)	301,420	(1,872)
Trust preferred	—	—	13,773	(854)	13,773	(854)
Corporate	6,998	(2)	—	—	6,998	(2)
	$159,966	$(334)	$432,503	$(3,208)	$592,469	$(3,542)
The temporary impairment of fixed income securities (mortgage-related securities, U.S. Treasury and GSE securities, trust preferred securities and corporate debt) is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase. Management considers that the temporary impairment of the Company’s investments in trust preferred securities (“TruPs”) as of March 31, 2021 is primarily due to a widening of credit spreads since the time these investments were acquired, as

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
well as market uncertainty for this class of investments. As of March 31, 2021, temporarily impaired TruPs consist of direct investments in the TruPs of two large financial institutions. As of March 31, 2021, the amortized cost and fair value of the Company’s investment in these TruPs was $14.6 million and $14.1 million, respectively. All of the TruPs were rated investment grade by not less than three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.
As of March 31, 2021, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $795.6 million with an unrealized loss of $4.5 million. With the exception of $451.6 million of PACE bonds which were not rated, the remaining securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. Management considers that the temporary impairment of these investments as of March 31, 2021 is primarily due to an increase in market spreads since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of March 31, 2021, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2021. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
During the three months ended March 31, 2021, the Company recorded an OTTI loss of $2,693, compared to no OTTI loss for the same period in 2020.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of March 31, 2021; however, it is possible that the Company may recognize OTTI in future periods.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
5.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	March 31, 2021	December 31, 2020
(In thousands)
Commercial and industrial	$612,581	$677,192
Multifamily	882,231	947,177
Commercial real estate	364,308	372,736
Construction and land development	50,267	56,087
Total commercial portfolio	1,909,387	2,053,192
Residential real estate lending	1,137,851	1,238,697
Consumer and other	206,451	190,676
Total retail portfolio	1,344,302	1,429,373
Total loans receivable	3,253,689	3,482,565
Net deferred loan origination costs (fees)	5,815	6,330
Total loans receivable, net of deferred loan origination costs (fees)	3,259,504	3,488,895
Allowance for loan losses	(36,662)	(41,589)
Total loans receivable, net	$3,222,842	$3,447,306

The following table presents information regarding the quality of the Company’s loans as of March 31, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$5,971	$12,347	$—	$18,318	$—	$594,263	$612,581
Multifamily	—	7,660	—	7,660	—	874,571	882,231
Commercial real estate	13,501	4,133	—	17,634	—	346,674	364,308
Construction and land development	—	8,605	2,424	11,029	—	39,238	50,267
Total commercial portfolio	19,472	32,745	2,424	54,641	—	1,854,746	1,909,387
Residential real estate lending	12,780	24,300	—	37,080	—	1,100,771	1,137,851
Consumer and other	1,193	857	—	2,050	—	204,401	206,451
Total retail portfolio	13,973	25,157	—	39,130	—	1,305,172	1,344,302
	$33,445	$57,902	$2,424	$93,771	$—	$3,159,918	$3,253,689

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The following table presents information regarding the quality of the Company’s loans as of December 31, 2020:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$12,444	$1,404	$13,848	$—	$663,344	$677,192
Multifamily	3,590	9,575	—	13,165	—	934,012	947,177
Commercial real estate	10,574	3,433	—	14,007	—	358,729	372,736
Construction and land development	9,974	11,184	—	21,158	—	34,929	56,087
Total commercial portfolio	24,138	36,636	1,404	62,178	—	1,991,014	2,053,192
Residential real estate lending	19,526	23,280	—	42,806	376	1,195,515	1,238,697
Consumer and other	1,015	632	—	1,647	—	189,029	190,676
Total retail portfolio	20,541	23,912	—	44,453	376	1,384,544	1,429,373
	$44,679	$60,548	$1,404	$106,631	$376	$3,375,558	$3,482,565

In general, a modification or restructuring of a loan constitutes a troubled debt restructuring (“TDR”) if the Company grants a concession to a borrower experiencing financial difficulty. Loans modified as TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. The Company’s TDRs primarily involve rate reductions, forbearance of arrears or extension of maturity. TDRs are included in total impaired loans as of the respective date. For a loan modification to be considered a TDR in accordance with ASC 310-40, both of the following conditions must be met: the borrower is experiencing financial difficulty, and the creditor has granted a concession (except for an “insignificant delay in payment”, defined as six months or less).

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

On March 27, 2020, the CARES Act was enacted to help the nation’s economy recover from the COVID-19 pandemic. The CARES Act provides $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states, and municipalities. Under Section 4022 of the CARES Act, a borrower with a federally backed mortgage loan that is experiencing a financial hardship due to COVID-19 may request a forbearance (i.e., payment deferral), regardless of delinquency status, for up to 180 days, which may be extended for an additional 180 days at the borrower’s request. Before this relief was set to expire on December 31, 2020, the Consolidated Appropriations Act was signed into law, which extended the relief granted under the CARES act to the earlier of January 1, 2022 or 60 days after the national emergency is terminated. During this relief period, no fees, penalties, or interest beyond those scheduled or calculated as if the borrower had made all contractual payments on time and in full will accrue. In addition, Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR. Modifications that qualify for this exception include a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that defers or delays the payment of principal or interest, that occurs for a loan that was not more than 30 days past due as of December 31, 2019.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
As of March 31, 2021, the Company had $8.5 million in loans on payment deferral and still accruing interest, of which $4.9 million were residential loans and the remaining $3.6 million were commercial or consumer loans.

The following table presents information regarding the Company’s TDRs as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$1,628	$12,019	$13,647	$1,648	$12,116	$13,764
Commercial real estate	—	3,367	3,367	—	3,433	3,433
Construction and land development	—	—	—	—	2,682	2,682
Residential real estate lending	16,028	5,192	21,220	17,905	2,654	20,559
	$17,656	$20,578	$38,234	$19,553	$20,885	$40,438
The following tables summarize the Company’s loan portfolio by credit quality indicator as of March 31, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$566,421	$17,622	$28,079	$459	$612,581
Multifamily	742,746	108,016	28,296	3,173	882,231
Commercial real estate	257,178	32,878	74,252	—	364,308
Construction and land development	33,971	7,691	8,605	—	50,267
Residential real estate lending	1,113,551	—	24,300	—	1,137,851
Consumer and other	205,594	—	857	—	206,451
Total loans	$2,919,461	$166,207	$164,389	$3,632	$3,253,689
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2020:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$627,553	$16,407	$32,770	$462	$677,192
Multifamily	775,605	138,090	33,482	—	947,177
Commercial real estate	276,712	41,420	54,604	—	372,736
Construction and land development	28,967	15,936	11,184	—	56,087
Residential real estate lending	1,215,417	—	23,280	—	1,238,697
Consumer and other	190,044	—	632	—	190,676
Total loans	$3,114,298	$211,853	$155,952	$462	$3,482,565
The above classifications follow regulatory guidelines and can be generally described as follows:
•pass loans are of satisfactory quality;
•special mention loans have a potential weakness or risk that may result in the deterioration of future repayment;
•substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness, and there is a distinct possibility that the Company will sustain some loss); and
•doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable.
In addition, residential loans are classified utilizing an inter-agency methodology that incorporates the extent of delinquency. Assigned risk rating grades are continuously updated as new information is obtained.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of March 31, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,832	$7,660	$4,133	$8,605	$40,328	$—	$75,558
Collectively evaluated for impairment	597,749	874,571	360,175	41,662	1,097,523	206,451	3,178,131
Total loans	$612,581	$882,231	$364,308	$50,267	$1,137,851	$206,451	$3,253,689

Allowance for loan losses:
Individually evaluated for impairment	$3,574	$250	$—	$—	$1,120	$—	$4,944
Collectively evaluated for impairment	5,118	5,875	8,464	1,391	9,627	1,243	31,718
Total allowance for loan losses	$8,692	$6,125	$8,464	$1,391	$10,747	$1,243	$36,662
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2020:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,706	$9,575	$3,433	$11,184	$41,579	$—	$80,477
Collectively evaluated for impairment	662,486	937,602	369,303	44,903	1,197,118	190,676	3,402,088
Total loans	$677,192	$947,177	$372,736	$56,087	$1,238,697	$190,676	$3,482,565

Allowance for loan losses:
Individually evaluated for impairment	$3,118	$1,933	$—	$—	$1,187	$—	$6,238
Collectively evaluated for impairment	5,947	8,391	6,213	2,077	11,143	1,580	35,351
Total allowance for loan losses	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The activities in the allowance by portfolio for the three months ended March 31, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	(577)	(2,291)	2,251	(687)	(1,937)	(20)	(3,261)
Charge-offs	—	(1,908)	—	—	(141)	(340)	(2,389)
Recoveries	204	—	—	1	495	23	723
Ending Balance	$8,692	$6,125	$8,464	$1,391	$10,747	$1,243	$36,662

The activities in the allowance by portfolio for the three months ended March 31, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847
Provision for (recovery of) loan losses	3,803	676	244	932	1,093	1,840	8,588
Charge-offs	—	—	—	—	(24)	(304)	(328)
Recoveries	1	—	—	—	212	28	241
Ending Balance	$14,930	$5,886	$2,736	$1,740	$15,430	$1,626	$42,348

The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
(In thousands)
Loans without a related allowance:
Residential real estate lending	$19,007	$19,916	$22,291	$—
Construction and land development	8,605	9,895	8,605	—
Commercial real estate	4,133	3,783	4,794	—
	31,745	33,594	35,690	—
Loans with a related allowance:
Residential real estate lending	21,321	21,037	26,689	1,120
Multifamily	7,660	8,618	9,585	250
Commercial and industrial	14,832	14,769	31,635	3,574
	43,813	44,424	67,909	4,944
Total individually impaired loans:
Residential real estate lending	40,328	40,953	48,980	1,120
Multifamily	7,660	8,618	9,585	250
Construction and land development	8,605	9,895	8,605	—
Commercial real estate	4,133	3,783	4,794	—
Commercial and industrial	14,832	14,769	31,635	3,574
	$75,558	$78,018	$103,599	$4,944

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020

	December 31, 2020
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$20,824	$12,660	$20,898	$—
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
	35,441	26,198	37,125	—
Loans with a related allowance:
Residential real estate lending	20,755	22,151	24,680	1,187
Multifamily	9,575	4,788	9,589	1,933
Commercial and industrial	14,706	19,788	27,210	3,118
	45,036	46,727	61,479	6,238
Total individually impaired loans:
Residential real estate lending	41,579	34,811	45,578	1,187
Multifamily	9,575	4,788	9,589	1,933
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
Commercial and industrial	14,706	19,788	27,210	3,118
	$80,477	$72,925	$98,604	$6,238

As of March 31, 2021 and December 31, 2020, mortgage loans with an unpaid principal balance of $1.1 billion and $1.2 billion respectively, are pledged to the FHLBNY to secure outstanding advances and letters of credit.

There were no related party loans outstanding as of March 31, 2021 and December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
6.    DEPOSITS
Deposits are summarized as follows:

	March 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$2,819,627	0.00%	$2,603,274	0.00%
NOW accounts	206,145	0.07%	205,653	0.06%
Money market deposit accounts	2,067,886	0.10%	1,914,391	0.13%
Savings accounts	361,731	0.11%	343,368	0.12%
Time deposits	264,678	0.39%	272,025	0.86%
	$5,720,067	0.06%	$5,338,711	0.10%
The scheduled maturities of time deposits as of March 31, 2021 are as follows:

(In thousands)
2022	$181,068
2023	54,500
2024	12,524
2025	11,079
2026	4,248
Thereafter	1,259
$264,678
Time deposits of $250,000 or more totaled $39.2 million as of March 31, 2021 and $31.2 million as of December 31, 2020.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $95.9 million and $123.8 million as of March 31, 2021 and December 31, 2020, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $72.3 million as of March 31, 2021 and $95.8 million as of December 31, 2020.
Included in total deposits are state and municipal deposits totaling $76.5 million and $15.2 million as of March 31, 2021 and December 31, 2020, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
7.    BORROWED FUNDS
There were no borrowed funds for the year ended March 31, 2021 or December 31, 2020.
FHLB advances are collateralized by the FHLB stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of March 31, 2021, the value of the other eligible assets had an estimated market value net of haircut totaling $1.5 billion (comprised of securities of $681.6 million and mortgage loans of $830.6 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances.

The Company has no categories of borrowed funds as of March 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements.

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2021	2020
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$12,189	$9,545
Dividends paid on preferred stock	—	—
Income attributable to common stock	$12,189	$9,545
Weighted average common shares outstanding, basic	31,082	31,411
Basic earnings per common share	$0.39	$0.30

Income attributable to common stock	$12,189	$9,545
Weighted average common shares outstanding, basic	31,082	31,411
Incremental shares from assumed conversion of options and RSUs	442	395
Weighted average common shares outstanding, diluted	31,524	31,806
Diluted earnings per common share	$0.39	$0.30

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of January 1, 2021, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of March 31, 2021 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,978,560	$13.03	4.4	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(643,780)	12.81	—
Outstanding, March 31, 2021	1,334,780	13.14	5.5	years	$4,608
Vested and Exercisable, March 31, 2021	1,334,780	$13.14	5.5	years	$4,608

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the first quarter of 2021 and $0.2 million for the three months ended March 31, 2020, which is recorded within the Consolidated Statement of Income.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 711,278 shares were available for issuance as of March 31, 2021.

During the three months ended March 31, 2021, the Company granted 93,936 RSUs to employees under the Equity Plan and reserved 117,440 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

Of the 93,936 RSUs granted to employees, 46,929 RSUs time-vest ratably over three years and were granted at a fair value of $15.00 per share and 47,007 RSUs were performance-based and are more fully described below:

•The Company granted 23,464 performance-based RSUs at a fair value of $15.00 per share which vest subject to the achievement of the Company’s corporate goal for the three-year period from December 31, 2020 to December 31, 2023. The Company's corporate goal is based on achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 35,196 shares, respectively.

•The Company granted 23,543 market-based RSUs at a fair value of $14.95 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 3, 2021 to February 2, 2024. The minimum and maximum awards that are achievable are 0 and 35,315 shares, respectively.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
A summary of the status of the Company’s employee RSUs as of March 31, 2021 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2020	290,637	$15.99
Awarded	93,936	14.99
Vested	(23,207)	14.45

Unvested, March 31, 2021	361,366	$15.83

Of the 361,366 unvested RSUs on March 31, 2021, the minimum units that will vest, solely due to a service test, are 229,685.
The maximum units that will vest, assuming the highest payout on performance and market-based units, are 427,206.

Compensation expense attributable to the employee RSUs was $0.6 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $3.3 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.1 years.

During the three months ended March 31, 2021, the Company did not grant RSUs to directors under the Equity Plan. The Company recorded an expense of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was no unrecognized cost related to the non-vested RSUs granted to directors.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
10.     FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$11,630	$—	$11,630
GSE CMOs	—	367,775	—	367,775
GSE commercial certificates & CMO	—	449,555	—	449,555
Non-GSE residential certificates	—	12,611	—	12,611
Non-GSE commercial certificates	—	62,117	—	62,117
Other debt:
U.S. Treasury	203	—	—	203
ABS	—	722,966	—	722,966
Trust preferred	—	14,062	—	14,062
Corporate	—	48,005	—	48,005
Total assets carried at fair value	$203	$1,688,721	$—	$1,688,924

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$13,299	$—	$13,299
GSE CMOs	—	366,421	—	366,421
GSE commercial certificates & CMO	—	432,614	—	432,614
Non-GSE residential certificates	—	33,384	—	33,384
Non-GSE commercial certificates	—	44,968	—	44,968

U.S. Treasury	203	—	—	203
ABS	—	597,546	—	597,546
Trust preferred	—	13,773	—	13,773
Corporate	—	37,654	—	37,654
Total assets carried at fair value	$203	$1,539,659	$—	$1,539,862

The following tables summarize assets measured at fair value on a non-recurring basis:

	March 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$70,614	$—	$—	$70,614	$70,614
Other real estate owned	2,989	—	—	3,017	3,017
	$73,603	$—	$—	$73,631	$73,631

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$67,433	$—	$—	$67,433	$67,433
Other real estate owned	307	—	—	303	303
	$67,740	$—	$—	$67,736	$67,736

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$504,923	$504,923	$—	$—	$504,923
Available for sale securities	1,688,924	203	1,688,721	—	1,688,924
Held to maturity securities	531,274	—	80,311	449,896	530,207
Loans held for sale	16,661	—	—	16,661	16,661
Loans receivable, net	3,222,842	—	—	3,297,624	3,297,624
Resell agreements	152,268	—	—	152,268	152,268
Accrued interest and dividends receivable	21,465	—	21,465	—	21,465

Financial liabilities:
Deposits payable on demand	5,455,389	—	5,455,389	—	5,455,389
Time deposits	264,678	—	264,981	—	264,981
Accrued interest payable	263	—	263	—	263

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,769	$38,769	$—	$—	$38,769
Available for sale securities	1,513,409	203	1,539,659	—	1,539,862
Held to maturity securities	494,449	—	76,519	425,906	502,425
Loans held for sale	11,178	—	—	11,178	11,178
Loans receivable, net	3,447,306	—	—	3,566,742	3,566,742
Resell agreements	154,779	—	—	154,779	154,779
Accrued interest and dividends receivable	23,970	—	23,970	—	23,970

Financial liabilities:
Deposits payable on demand	5,066,687	—	5,066,687	—	5,066,687
Time deposits	272,025	—	272,451	—	272,451
Accrued interest payable	386	—	386	—	386

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
11.     COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK
Credit Commitments
The Company is party to various credit related financial instruments with off balance sheet risk. The Company, in the normal course of business, issues such financial instruments in order to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition.
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	March 31, 2021	December 31, 2020
(In thousands)
Commitments to extend credit	$593,600	$455,541
Standby letters of credit	16,018	17,910
Total	$609,618	$473,451

Commitments to extend credit are contracts to lend to a customer as long as there is no violation of any condition established in the contract. These commitments have fixed expiration dates and other termination clauses and generally require the payment of nonrefundable fees. Since a portion of the commitments are expected to expire without being drawn upon, the contractual principal amounts do not necessarily represent future cash requirements. The Company’s maximum exposure to credit risk is represented by the contractual amount of these instruments. These instruments represent ultimate exposure to credit risk only to the extent they are subsequently drawn upon by customers.
Standby letters of credit are conditional lending commitments issued by the Company to guarantee the financial performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The balance sheet carrying value of standby letters of credit approximates any nonrefundable fees received but not yet recorded as income. The Company considers this carrying value, which is not material, to approximate the estimated fair value of these financial instruments.
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.2 million as of March 31, 2021 and $1.2 million as of December 31, 2020.
Investment Obligations
The Bank is party to agreements with Pace Funding Group LLC, or PFG, for the purchase of up to $300 million of property assessed clean energy, or PACE, assessment securities by the fourth quarter of 2021. Additionally, the Bank has an additional obligation up to $25 million for other PACE related purchases. These investments are to be held in the Company's held-to-maturity investment portfolio. As of March 31, 2021, we had fulfilled $214.5 million of these obligations. As of December 31, 2020, the Bank had fulfilled $165.4 million of our obligation. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of March 31, 2021. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
Real estate operating leases are presented as a Right-of-use (“ROU”) asset and a related Operating lease liability on the Consolidated Statements of Financial Condition. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the lease liabilities represent the obligation to make lease payments arising from the lease. The Company applied its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of the lease liability. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
(In thousands)
Operating lease cost	$2,237	$3,488

Cash paid for amounts included in the measurement of Operating leases liability	$2,514	$2,680
Weighted average remaining lease term on operating leases (in years)	5.5	6.3
Weighted average discount rate used for operating leases liability	3.27%	3.25%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted Operating leases liability recorded in the Consolidated Statements of Financial Condition as of March 31, 2021:

(In thousands)
As of March 31, 2021
2021 remaining	$7,293
2022	9,931
2023	9,818
2024	9,828
2025	9,851
Thereafter	8,912
Total undiscounted operating lease payments	55,633
Less: present value adjustment	4,576
Total Operating leases liability	$51,057

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
13.     GOODWILL AND INTANGIBLE ASSETS
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

The fair value of the Company was determined by using a combination of a market approach and an income approach under the framework established for measuring fair value under ASC 820. Under both approaches the estimated fair value of the Company was in excess of the carrying value and the Bank, as a sole reporting unit, was not at risk of failing the quantitative analysis. The fair value is based upon market data as of June 30, 2020 and estimates and assumptions that the Company believes are most appropriate for the analysis. However, changes in certain assumptions used in the Company’s calculations could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible. As of March 31, 2021, there were no changes to the Company's annual impairment test conclusion.

At March 31, 2021 and December 31, 2020, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Bank’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2021 remaining	$905
2022	1,047
2023	888
2024	730
2025	574
Thereafter	913
Total	$5,057

Accumulated amortization of the core deposit intangible was $4.0 million as of March 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2021 and December 31, 2020
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the VIE. The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of March 31, 2021, the Bank's maximum exposure to loss is $15.3 million.

	March 31, 2021	December 31, 2020
(In thousands)
Tax credit investments included in equity investments	$3,167	$6,735
Unfunded tax credit commitments included in other liabilities	—	—
Loans and letters of credit commitments	12,096	11,097
Funded portion of loans and letters of credit commitments	12,096	11,097

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended March 31,
	2021	2020
(In thousands)
Tax credits and other tax benefits recognized	$343	—

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Holding Company Reorganization

Amalgamated Financial Corp., a Delaware public benefit corporation, was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Federal Reserve. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). The Reorganization and the Agreement were approved by the Bank’s stockholders at a special meeting held on January 12, 2021. Pursuant to the Reorganization, shares of the Bank’s Class A common stock were exchanged for shares of the Company’s common stock on a one-for-one basis. As a result, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

In this discussion, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank.
However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

General

The following is a discussion of our consolidated financial condition as of March 31, 2021, as compared to December 31, 2020, and our results of operations for the three month periods ended March 31, 2021 and March 31, 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. Comments regarding our business that are not historical facts are considered forward-looking statements that involve inherent risks and uncertainties. Actual results may differ materially from those contained in these forward-looking statements. For additional information regarding our cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of March 31, 2021. As of March 31, 2021, our total assets were $6.4 billion, our total loans, net of deferred fees and allowance were $3.2 billion, our total deposits were $5.7 billion, and our stockholders' equity was $540.2 million. As of March 31, 2021, our trust business held $37.5 billion in assets under custody and $15.7 billion in assets under management.
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
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders, as well as the members and stakeholders of these commercial customers. Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The Bank has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Bank is also the largest of ten commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector.

Continued impact of the COVID-19 pandemic on our business
The COVID-19 pandemic continues to create extensive disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic is fluid and continues to evolve, adversely affecting many of our clients. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where it operates and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities has resulted in less economic activity, and significant volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operation. In addition, due to the COVID-19 pandemic, market interest rates have declined significantly. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, possibly materially, an adverse effect on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the rollout of vaccinations for the virus, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routine. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely impacted in the near term as a result of these conditions.

As a result of these events, we have seen the following continuing impacts to our business since the start of the pandemic:
Impacts on our operations

Our primary geographic markets include the metropolitan areas of New York City, Washington, D.C., San Francisco and Boston. New York City was one of the areas in the United States initially hardest hit by the COVID-19 pandemic. In response to the pandemic, we took a wide range of actions to help protect our employees and customers and to ensure the operational continuity of our business, while continuing to provide core banking services to our consumer and commercial clients. The majority of our employees continue to work remotely with the exception of essential branch and facility staff. Accordingly, we had to close or reduce hours at our branches in several locations due to the risk of transmission of COVID-19.

As a result of the temporary closures or reduced hours at several of our branches, our executive management reassessed our branch network and recommended permanently closing six branches due to low traffic, which our Board of Directors approved. We expect to fully serve these affected customers through our remaining branch network and through our digital platform. We took a charge of $8.3 million related to these branch closures in 2020. However, we expect these closures to benefit our non-interest expenses by approximately $4.0 million annually once fully phased in over time.

As the pandemic subsides, more of our employees will be returning to the office. There may be risks inherent in providing safe, effective working environments for our staff, including transport, building logistics, and working conditions.
Impacts on our loan portfolio

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

As of March 31, 2021, the Company had $8.5 million in loans on payment deferral and still accruing interest, of which $4.9 million were residential loans and the remaining $3.6 million were commercial or consumer loans.

No COVID-19 related loan deferrals were graded as criticized by our internal grading system solely on the basis of the deferral request, nor was any related additional allowance recorded. We continue to accrue interest on all COVID-19 related loan deferrals for up to six months. As of March 31, 2021, the accrued interest balance on COVID-19 related loans where balances were in deferral was $4.7 million.
Other impacts on our results of operation and financial condition

In addition to the factors above, we believe the following factors may impact our earnings, though we are unable to quantify the impacts at this time:

•Increased allowance related to loans that continue to be impacted by the economy after the payment deferral periods end
•Lower net interest margin due to the Federal Reserves’ decision to hold rate targets “near zero”
•Lower loan originations as the credit worthiness of borrowers may be impacted by the current economic environment

As of March 31, 2021, we had $12.9 million of goodwill. During the second quarter of 2020, we performed our annual impairment analysis and determined no goodwill impairment was required. However, we will continue to monitor the COVID-19 pandemic and the related economic fallout, including changes in our stock price, the Federal Reserve’s significant reduction in interest rates and other business and market considerations, which may require us to reevaluate our goodwill impairment analysis. Any goodwill impairment charges we incur could have a material adverse effect on our earnings for one reporting period, but would not impact our cash flow or regulatory capital levels.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2020 Annual Report and our critical accounting policies are more fully described under “Critical Accounting Policies and Estimates” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report. There have been no significant changes to our critical and significant accounting policies, or the estimates made pursuant to those policies as described in our 2020 Annual Report.

SELECTED FINANCIAL DATA
The following table sets forth our unaudited selected historical consolidated financial data for the periods and as of the dates indicated. This data should be read in conjunction with the unaudited consolidated financial statements and the notes thereto contained elsewhere in this report and the information contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Three Months Ended March 31,
(In thousands)	2021	2020
Selected Operating Data:
Interest income	$43,417	$48,631
Interest expense	1,573	3,942
Net interest income	41,844	44,689
Provision for (recovery of) loan losses	(3,261)	8,588
Net interest income after provision for loan losses	45,105	36,101
Non-interest income	4,000	9,118
Non-interest expense	32,793	32,270
Income before income taxes	16,312	12,949
Provision (benefit) for income taxes	4,123	3,404
Net income	$12,189	$9,545

	As of March 31,
(In thousands)	2021	2020
Selected Financial Data:
Total assets	$6,385,226	$5,751,953
Total cash and cash equivalents	504,923	262,736
Investment securities	2,220,198	1,728,056
Total net loans, including loans held for sale	3,239,503	3,514,987
Bank-owned life insurance	105,666	81,098
Total deposits	5,720,067	5,076,557
Total common stockholders’ equity	540,089	473,135
Total stockholders’ equity	540,222	473,269

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Selected Financial Ratios and Other Data:
Earnings
Basic	$0.39	$0.30
Diluted	0.39	0.30
Book value per common share (excluding minority interest)	17.33	15.26
Common shares outstanding	31,169	31,000
Weighted average common shares outstanding, basic	31,082	31,411
Weighted average common shares outstanding, diluted	31,524	31,806

	Three Months Ended March 31,
	2021	2020
Selected Performance Metrics:
Return on average assets	0.79%	0.71%
Return on average equity	9.11%	7.65%
Average equity to average assets	8.71%	9.25%
Tangible common equity to assets	8.18%	7.89%
Loan yield	3.83%	4.13%
Securities yield	2.18%	3.29%
Deposit cost	0.11%	0.33%
Net interest margin	2.85%	3.46%
Efficiency ratio	71.53%	59.97%

Asset Quality Ratios:
Nonaccrual loans to total loans	1.78%	0.96%
Nonperforming assets to total assets	1.27%	1.14%
Allowance for loan losses to nonaccrual loans	63.32%	124.66%
Allowance for loan losses to total loans	1.13%	1.19%
Annualized net charge-offs (recoveries) to average loans	0.20%	0.01%

	As of March 31,
	2021	2020
Capital Ratios:
Tier 1 leverage capital ratio	8.06%	8.47%
Tier 1 risk-based capital ratio	13.70%	12.74%
Total risk-based capital ratio	14.74%	13.96%
Common equity tier 1 capital ratio	13.70%	12.74%

Results of Operations
General
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of interest expense on deposits and borrowings. Our results of operations are also dependent on non-interest income, consisting primarily of income from Trust Department fees, service charges on deposit accounts, net gains on sales of investment securities and income from bank-owned life insurance (“BOLI”). Other factors contributing to our results of operations include our provisions for loan losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and depreciation expenses, professional fees, data processing fees and other miscellaneous operating costs.

Net income for the first quarter of 2021 was $12.2 million, or $0.39 per diluted share, compared to $9.5 million, or $0.30 per diluted share, for the first quarter of 2020. The $2.6 million increase in net income for the first quarter of 2021, compared to the first quarter of 2020, is primarily due to a $11.8 million decrease in provision for loan losses, partially offset by a $5.1 million decrease in non-interest income, a $2.8 million decrease in net interest income, and a $0.5 million increase in non-interest expense.

Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLB advances and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
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
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$380,390	$90	0.10%	$185,281	$396	0.86%
Securities and FHLB stock (1)	2,271,218	12,218	2.18%	1,544,848	12,623	3.29%
Total loans, net (2)(3)	3,293,775	31,109	3.83%	3,464,438	35,612	4.13%
Total interest earning assets	5,945,383	43,417	2.96%	5,194,567	48,631	3.77%
Non-interest earning assets:
Cash and due from banks	7,307			9,539
Other assets	279,308			222,757
Total assets	$6,231,998			$5,426,863

Interest bearing liabilities:
Savings, NOW and money market deposits	2,512,892	$1,222	0.20%	2,143,247	$2,737	0.51%
Time deposits	280,057	351	0.51%	381,053	1,178	1.24%
Total deposits	2,792,949	1,573	0.23%	2,524,300	3,915	0.62%
Federal Home Loan Bank advances	495	—	0.00%	6,374	27	1.70%
Total interest bearing liabilities	2,793,444	1,573	0.23%	2,530,674	3,942	0.63%
Non-interest bearing liabilities:
Demand and transaction deposits	2,786,581			2,300,999
Other liabilities	109,420			93,309
Total liabilities	5,689,445			4,924,982
Stockholders' equity	542,553			501,881
Total liabilities and stockholders' equity	$6,231,998			$5,426,863

Net interest income / interest rate spread		$41,844	2.73%		$44,689	3.14%
Net interest earning assets / net interest margin	$3,151,939		2.85%	$2,663,893		3.46%
(1) Amounts include resell agreements
(2) Amounts are net of deferred origination costs / (fees) and the allowance for loan losses and includes loans held for sale
(3) Net interest margin includes prepayment penalty income in 1Q2021, 4Q2020, and 1Q2020 of $641,887, $1,986,500, and $761,568 respectively

Our net interest income was $41.8 million for the first quarter of 2021, compared to $44.7 million for the first quarter of 2020. The year-over-year decrease of $2.8 million, or 6.37%, was primarily attributable to a decrease in average loans of $170.7 million from the prepayment of residential and commercial loans and a 30 basis point decrease in yield due to lower prepayment penalties and lower yields on originations, partially offset by lower interest expense on deposits.

Our net interest spread was 2.73% for the three months ended March 31, 2021, compared to 3.14% for the same period in 2020, a decrease of 41 basis points. Our net interest margin was 2.85% for the first quarter of 2021, a decrease of 61 basis points from 3.46% in the first quarter of 2020. The accretion of the loan mark from the loans we acquired in our NRB acquisition contributed two basis points to our net interest margin in the first quarter of 2021, compared to four basis points in the first quarter of 2020. Prepayment penalties earned through loan income contributed $0.6 million, or four basis points, to our net interest margin in the first quarter of 2021, compared to no impact in the first quarter of 2020.

The yield on average earning assets was 2.96% for the three months ended March 31, 2021, compared to 3.77% for the same period in 2020, a decrease of 81 basis points. This decrease was driven primarily by a decrease in yields on loans and securities due to a decrease in the Federal Funds rate.

The average rate on interest-bearing liabilities was 0.23% for the three months ended March 31, 2021, a decrease of 40 basis points from the same period in 2020, which was primarily due to a decrease in the rates paid on interest-bearing deposits and a decrease in average borrowings as a result of an increase in average deposits. The average rate paid on interest-bearing deposits was 0.23% for the three months ended March 31, 2021, a decrease of 39 basis points from the same period in 2020, which was primarily due to a decrease in the pricing on deposits for new and existing customers. Noninterest-bearing deposits represented 49% of average deposits for the three months ended March 31, 2021, contributing to a total cost of deposits of 11 basis points in the first quarter of 2021.

Rate-Volume Analysis
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in weighted average interest rates. The table below presents the effect of volume and rate changes on interest income and expense. Changes in volume are changes in the average balance multiplied by the previous period’s average rate. Changes in rate are changes in the average rate multiplied by the average balance from the previous period. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate:

	Three Months Ended March 31, 2021 over March 31, 2020
	Change Due To
(In thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$72	$(378)	$(306)
Securities and FHLB stock	4,733	(5,138)	(405)
Total loans, net	(1,793)	(2,710)	(4,503)
Total interest income	3,012	(8,226)	(5,214)

Interest bearing liabilities:
Savings, NOW and money market deposits	208	(1,723)	(1,515)
Time deposits	(166)	(661)	(827)
Total deposits	42	(2,384)	(2,342)
Federal Home Loan Bank advances	(27)	—	(27)
Total borrowings	(27)	—	(27)
Total interest expense	15	(2,384)	(2,369)
Change in net interest income	$2,997	$(5,842)	$(2,845)

Provision for Loan Losses
We establish an allowance for loan losses through a provision for loan losses charged as an expense in our Consolidated Statements of Income. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance at an adequate level to absorb probable losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance is increased by provisions charged to expense and decreased by provisions released from expense or by actual charge-offs, net of recoveries on prior loan charge-offs. In accordance with accounting guidance for business combinations, we recorded all loans acquired in the NRB acquisition at their estimated fair value at the date of acquisition with no carryover of the related allowance.
Our provision for loan losses totaled a release of $3.3 million for the first quarter of 2021 compared to an expense of $8.6 million for the same period in 2020. The recovery in the first quarter of 2021 was primarily driven by a release of allowance for loan loss due to lower loan balances and the upgrade of one construction loan to a pass rating.
For a further discussion of the allowance, see “Allowance for Loan Losses” below.
Non-Interest Income
Our non-interest income included Trust Department fees, which consist of fees received in connection with investment advisory and custodial management services of investment accounts, service fees charged on deposit accounts, income on BOLI, gain or loss on other real estate owned, income from equity method investments, and other income.
The following table presents our non-interest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020
Trust Department fees	$3,827	$4,085
Service charges on deposit accounts	2,178	2,411
Bank-owned life insurance	788	384
Gain (loss) on sale of investment securities available for sale, net	21	499
Gain (loss) on sale of loans, net	707	135
Gain (loss) on other real estate owned, net	—	(23)
Equity method investments	(3,682)	—
Other income	161	1,627
Total non-interest income	$4,000	$9,118

Our non-interest income was $4.0 million for the first quarter of 2021, compared to $9.1 million for the same period in 2020, a decrease of $5.1 million, or 56.1%. This decrease was primarily due to a loss of $3.7 million related to equity method investments in the first quarter of 2021 compared to no income or loss in the same quarter of 2020. We primarily recognized the benefit of the tax credits in the second half of 2020, the initial year of the equity investment. We expect additional losses in equity method investments of approximately $1.8 million during the remainder of 2021; this loss is due to the timing of the $7.4 million in tax benefits earned during 2020. These impacts do not include any benefits of new solar equity investments that we may make in the future. The decrease in other income was primarily driven by a $1.4 million gain on the sale of an owned branch reported in the first quarter of 2020; this was related to our branch closures and is not a recurring event, and there was no such gain in the first quarter of 2021.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.8 million in the first quarter of 2021, a decrease of $0.3 million, or 6.3%, from same period in 2020, primarily due to the decline in income from our real-estate fund (discussed below) and the movement of funds to lower yielding products, partially offset by increases in the market value of assets. Our investment management business historically earned fees from a real-estate fund that we have been winding down since 2018 and from which we no longer earn fees beginning in 2021.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020

Compensation and employee benefits, net	$18,039	$17,458
Occupancy and depreciation	3,501	5,506
Professional fees	3,661	2,983
Data processing	3,005	2,264
Office maintenance and depreciation	655	856
Amortization of intangible assets	302	342
Advertising and promotion	597	667
Other	3,033	2,194
Total non-interest expense	$32,793	$32,270

Our non-interest expense for the first quarter of 2021 was $32.8 million, an increase of $0.5 million, or 1.6%, from $32.3 million in the first quarter of 2020. The increase was primarily due to increases in data processing, professional fees, and compensation and employee benefits as a result of the modernization of our Trust department, executive officer search, and holding company reorganization, partially offset by a $2.0 million decrease in occupancy and depreciation expense related to closing eight branches in New York City in 2020.
Income Taxes

We had a provision for income tax expense of $4.1 million for the first quarter of 2021, compared to $3.4 million for the first quarter of 2020. Our effective tax rate for the first quarter of 2021 was 25.4%, compared to 26.3% for the first quarter of 2020.

Financial Condition

Balance Sheet

Our total assets were $6.4 billion at March 31, 2021, compared to $6.0 billion at December 31, 2020. The increase of $0.4 billion was driven primarily by a $466.2 million increase in cash and cash equivalents, a $185.9 million increase in investment securities, which was partially offset by a $224.5 million decrease in loans receivable, net.
Investment Securities
The primary goal of our securities portfolio is to maintain an available source of liquidity and an efficient investment return on excess capital, while maintaining a low-risk profile. We also use our securities portfolio to manage interest rate risk, meet Community Reinvestment Act (“CRA”) goals and to provide collateral for certain types of deposits or borrowings. An Investment Committee chaired by our Chief Financial Officer manages our investment securities portfolio according to written investment policies approved by our Board of Directors. Investments in our securities portfolio may change over time based on management’s objectives and market conditions.
We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”). We invest in non-GSE securities in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.
Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at March 31, 2021 or at December 31, 2020. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
At March 31, 2021 and December 31, 2020, we had available for sale securities of $1.7 billion and $1.5 billion, respectively. The $149.1 million increase was primarily from the purchase of agency mortgage-backed securities (“MBS”) and commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”).
At March 31, 2021, our held to maturity securities portfolio primarily consisted of property assessed clean energy, or PACE bonds, tax-exempt municipal securities, GSE residential certificates and other debt. We carry these securities at amortized cost. We had held to maturity securities of $531.3 million at March 31, 2021, and $494.4 million at December 31, 2020.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2021, we evaluated those securities which had an unrealized loss for other than temporary impairment (“OTTI”), and determined substantially all of the decline in value to be temporary. There were $1.1 billion of investment securities with unrealized losses at March 31, 2021 of which none had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	March 31, 2021		December 31, 2020
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$11,630	0.5%	$13,299	0.7%
GSE CMOs	367,775	16.6%	366,421	18.0%
GSE commercial certificates & CMO	449,555	20.2%	432,614	21.3%
Non-GSE residential certificates	12,611	0.6%	33,384	1.6%
Non-GSE commercial certificates	62,117	2.8%	44,968	2.2%

Other debt:
U.S. Treasury	203	0.0%	203	0.0%
ABS	722,966	32.6%	597,546	29.3%
Trust preferred	14,062	0.6%	13,773	0.7%
Corporate	48,005	2.2%	37,654	1.9%
Other	—	0.0%	—	0.0%
Total available for sale	1,688,924	76.1%	1,539,862	75.7%

Held to maturity:
Mortgage-related:
GSE residential certificates	456	0.0%	611	0.0%
Non GSE commercial certificates	203	0.0%	212	0.0%

Other debt:
PACE	451,643	20.4%	421,036	20.7%
Municipal	73,872	3.3%	67,490	3.3%
Other	5,100	0.2%	5,100	0.3%
Total held to maturity	531,274	23.9%	494,449	24.3%

Total securities	$2,220,198	100.0%	$2,034,311	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of March 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)

Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	—%	$11,312	1.9%
GSE residential CMOs	—	0.0%	—	0.0%	24,478	2.1%	331,306	1.8%
GSE commercial certificates & CMO	14,459	0.9%	9,228	2.2%	298,254	1.2%	122,522	2.1%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	12,518	1.7%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	62,557	1.4%

Other debt:
U.S. Treasury	200	1.7%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	14,775	2.6%	215,602	1.7%	489,112	1.8%
Trust preferred	—	0.0%	—	0.0%	14,628	0.8%	—	0.0%
Corporate	—	0.0%	7,965	6.0%	35,009	4.2%	4,000	3.5%

Held to maturity:
Mortgage-related:
GSE residential certificates	—	0.0%	—	0.0%	3	0.5%	453	3.6%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	203	5.6%

Other debt:
PACE	—	—%	—	—%	—	—%	451,643	4.1%
Municipal	—	0.0%	—	0.0%	9,750	1.1%	64,122	2.1%
Other	2,000	1.5%	3,100	3.3%	—	0.0%	—	0.0%

Total securities	$16,659	1.0%	$35,068	3.3%	$597,724	1.6%	$1,549,748	2.5%

(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings as of March 31, 2021:

					Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%	Expected Avg. Life in Years	% Floating	% AAA	% AA	% A	%Not Rated	Total
CLO Commercial & Industrial	$348,908	50%	2.9	100%	100%	0%	0%	0%	100%
Consumer	151,280	20%	4.5	0%	26%	9%	65%	0%	100%
Mortgage	128,467	20%	2.7	100%	100%	0%	0%	0%	100%
Student	94,311	10%	5.1	88%	94%	6%	0%	0%	100%
Total Securities:	$722,966	100%	3.5	77%	84%	3%	13%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees, were $3.2 billion as of March 31, 2021 compared to $3.4 billion as of December 31, 2020. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the first quarter of 2021, we purchased $34.3 million of solar loans and $24.4 million of commercial loans that are unconditionally guaranteed by the United States government.
The following table sets forth the composition of our loan portfolio, as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021		December 31, 2020
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$612,581	18.8%	$677,192	19.5%
Multifamily mortgages	882,231	27.2%	947,177	27.2%
Commercial real estate mortgages	364,308	11.2%	372,736	10.7%
Construction and land development mortgages	50,267	1.5%	56,087	1.6%
Total commercial portfolio	1,909,387	58.7%	2,053,192	59.0%

Retail portfolio:
Residential real estate lending	1,137,851	35.0%	1,238,697	35.5%
Consumer and other	206,451	6.3%	190,676	5.5%
Total retail portfolio	1,344,302	41.3%	1,429,373	41.0%
Total loans	3,253,689	100.0%	3,482,565	100.0%

Net deferred loan origination costs (fees)	5,815		6,330
Allowance for loan losses	(36,662)		(41,589)
Total loans, net	$3,222,842		$3,447,306

Commercial loan portfolio
Our commercial loan portfolio comprised 58.7% of our total loan portfolio at March 31, 2021 and 59.0% of our total loan portfolio at December 31, 2020. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at March 31, 2021 by exposure was $3.5 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $612.6 million at March 31, 2021, which comprised 18.8% of our total loan portfolio. During the three months ended March 31, 2021, the C&I loan portfolio decreased by 9.5% from $677.2 million at December 31, 2020.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 78% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.

Our multifamily loans totaled $882.2 million at March 31, 2021, which comprised 27.2% of our total loan portfolio. During the three months ended March 31, 2021, the multifamily loan portfolio decreased by 6.9% from $947.2 million at December 31, 2020.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 25 borrowers financing owner‑occupied buildings which account for an aggregate total of $43 million in loans as of March 31, 2021.

Our CRE loans totaled $364.3 million at March 31, 2021, which comprised 11.2% of our total loan portfolio. During the three months ended March 31, 2021, the CRE loan portfolio decreased by 2.3% from $372.7 million at December 31, 2020.

Retail loan portfolio
Our retail loan portfolio comprised 41.3% of our loan portfolio at March 31, 2021 and 41.0% of our loan portfolio at December 31, 2020. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of March 31, 2021, 81% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 13% were purchased from two third parties on or after July 2014, and 6% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.1 billion at March 31, 2021, which comprised 84.6% of our retail loan portfolio and 35.0% of our total loan portfolio. In March 31, 2021, our residential real estate lending loans decreased by 8.1% from $1.2 billion at December 31, 2020.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $206.5 million at March 31, 2021, which comprised 6.3% of our total loan portfolio, compared to $190.7 million, or 5.5% of our total loan portfolio, at December 31, 2020.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at March 31, 2021 and December 31, 2020:

(In thousands)	One year or less	After one but within five years	After 5 years	Total
March 31, 2021:
Commercial Portfolio:
Commercial and industrial	$83,909	$246,758	$281,914	$612,581
Multifamily	115,161	461,529	305,541	882,231
Commercial real estate	66,648	252,043	45,617	364,308
Construction and land development	35,481	9,797	4,989	50,267

Retail Portfolio:
Residential real estate lending	444	2,150	1,135,257	1,137,851
Consumer and other	536	1,743	204,172	206,451
Total Loans	$302,179	$974,020	$1,977,490	$3,253,689

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$840,557	$1,317,134	$2,157,691
Floating or adjustable interest rates	133,463	660,356	793,819
Total Loans	$974,020	$1,977,490	$2,951,510

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2020:
Commercial Portfolio:
Commercial and industrial	$149,870	$266,209	$261,113	$677,192
Multifamily	127,009	496,107	324,061	947,177
Commercial real estate	58,124	259,664	54,948	372,736
Construction and land development	41,293	9,773	5,021	56,087

Retail Portfolio:
Residential real estate lending	450	1,834	1,236,413	1,238,697
Consumer and other	536	2,372	187,768	190,676
Total retail	$377,282	$1,035,959	$2,069,324	$3,482,565

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$870,644	$1,360,222	$2,230,865
Floating or adjustable interest rates	165,315	709,102	874,417
Total Loans	$1,035,959	$2,069,324	$3,105,282

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
The allowance consists of specific allowances for loans that are individually classified as impaired and general components. Impaired loans include loans placed on nonaccrual status and TDRs. Loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreements. When determining if we will be unable to collect all principal and interest payments due in accordance with the original contractual terms of the loan agreement, we consider the borrower’s overall financial condition, resources and payment record, support from guarantors, and the realized value of any collateral. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.
Impaired loans are individually identified and evaluated for impairment based on a combination of internally assigned risk ratings and a defined dollar threshold. If a loan is impaired, a specific reserve is applied to the loan so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria for individual evaluation are evaluated in homogeneous pools of loans with similar risk characteristics. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of March 31, 2021, the remaining Mark is $1.5 million. In addition, the ALLL includes $1.9 million on-balance-sheet and $19,000 off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition. Since the close of the NRB acquisition, we have charged off $1.5 million of commercial loans and as of March 31, 2021, there were $9.4 million of nonaccrual loans.
The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2021	2020

Balance at beginning of period	$41,589	$33,847
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	—
Multifamily	1,908	—
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	141	24
Consumer and other	340	304
Total loan charge-offs	2,389	328
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	204	1
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	1	—
Retail portfolio:
Residential real estate lending	495	212
Consumer and other	23	28
Total loan recoveries	723	241
Net (recoveries) charge-offs	1,666	87
Provision for (recovery of) loan losses	(3,261)	8,588
Balance at end of period	$36,662	$42,348

The allowance decreased $4.9 million to $36.7 million at March 31, 2021 from $41.6 million at December 31, 2020. The decrease was primarily due to decreases in loan balances and improvement in the risk rating on one construction loan. At March 31, 2021, we had $75.6 million of impaired loans for which a specific allowance of $4.9 million was made, compared to $80.5 million of impaired loans at December 31, 2020 for which a specific allowance of $6.2 million was made. The ratio of allowance to total loans was 1.13% for March 31, 2021 and 1.19% for December 31, 2020.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At March 31, 2021		At December 31, 2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$8,692	18.8%	$9,065	19.5%
Multifamily	$6,125	27.2%	$10,324	27.2%
Commercial real estate	$8,464	11.2%	$6,213	10.7%
Construction and land development	$1,391	1.5%	$2,077	1.6%
Total commercial portfolio	$24,672	58.7%	$27,679	59.0%

Retail Portfolio:
Residential real estate lending	$10,747	35.0%	$12,330	35.5%
Consumer and other	$1,243	6.3%	$1,580	5.5%
Total retail portfolio	$11,990	41.3%	$13,910	41.0%

Total allowance for loan losses	$36,662		$41,589

Nonperforming Assets
Nonperforming assets include all loans categorized as nonaccrual or restructured, other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. We generally do not accrue interest on loans that are 90 days or more past due (unless we are in the process of collection or an extension and determine that the customer is not in financial difficulty). When a loan is placed on nonaccrual, previously accrued but unpaid interest is reversed and charged against interest income and future accruals of interest are discontinued. Payments by borrowers for loans on nonaccrual are applied to loan principal. Loans are returned to accrual status when, in our judgment, the borrower’s ability to satisfy principal and interest obligations under the loan agreement has improved sufficiently to reasonably assure recovery of principal and the borrower has demonstrated a sustained period of repayment performance.
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
As a result of the COVID-19 pandemic, we have experienced a significant increase in the number of requests for temporary loan modifications. As of March 31, 2021, we had COVID-19 related loan payment deferrals or deferral requests in process totaling $8.5 million, of which 42% were in our commercial portfolio. We have granted these borrowers short-term concessions of three to six months in the form of payment deferrals. According to the interagency guidance and the CARES Act, loans modified during the COVID-19 pandemic are not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral is temporary in nature and the loans are expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets as of March 31, 2021 and December 31, 2020:

(In thousands)	March 31, 2021	December 31, 2020
Loans 90 days past due and accruing	$2,424	$1,404
Nonaccrual loans excluding held for sale loans and restructured loans	37,324	40,039
Nonaccrual loans held for sale	—	—
Troubled debt restructured loans - nonaccrual	20,578	20,885
Troubled debt restructured loans - accruing	17,656	19,553
Other real estate owned	2,988	306
Impaired securities	61	47
Total nonperforming assets	$81,031	$82,234

Nonaccrual loans:
Commercial and industrial	$12,347	$12,444
Multifamily	7,660	9,575
Commercial real estate	4,133	3,433
Construction and land development	8,605	11,184
Total commercial portfolio	32,745	36,636

Residential real estate lending	24,300	23,656
Consumer and other	857	632
Total retail portfolio	25,157	24,288
Total nonaccrual loans	$57,902	$60,924

Nonperforming assets to total assets	1.27%	1.38%
Nonaccrual assets to total assets	0.95%	1.02%
Nonaccrual loans to total loans	1.78%	1.75%
Allowance for loan losses to nonaccrual loans	63.32%	68.26%

Total nonperforming assets totaled $81.0 million at March 31, 2021 compared to $82.2 million at December 31, 2020. The decrease in nonperforming assets at March 31, 2021 compared to December 31, 2020 was primarily driven by the decrease of $4.4 million of non-accruing construction and multifamily loans, partially offset by an increase of $2.7 million of those loans transferring into other real estate owned.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $287.9 million, or 4.5% of total assets, at March 31, 2021, as follows: $274.7 million are commercial loans currently in workout that management expects will be rehabilitated; $6.0 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $9.9 million are residential 1-4 family or retail loans, with $8.7 million at 30 days delinquent, and $1.2 million at 60 days delinquent.
Resell Agreements
As of March 31, 2021, we have entered into $152.3 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.25%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $26.1 million at March 31, 2021 and $27.9 million at December 31, 2020. As of March 31, 2021, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $5.7 billion at March 31, 2021, compared to $5.3 billion at December 31, 2020. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of March 31, 2021 and December 31, 2020, we had approximately $692.0 million and $602.8 million, respectively, in political deposits which are primarily in demand deposits.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at March 31, 2021 are summarized as follows:

Maturities as of March 31, 2021
(In thousands)
Within three months	$47,477
After three but within six months	46,387
After six months but within twelve months	47,974
After twelve months	39,086
$180,924

Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund our operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Our liquidity risk management policy provides the framework that we use to maintain adequate liquidity and sources of available liquidity at levels that enable us to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. The Asset and Liability Management Committee is responsible for oversight of liquidity risk management activities in accordance with the provisions of our liquidity risk policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various balance sheet and economic scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption impacting a wide range of variables. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that will meet our immediate and long-term funding requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.
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
At March 31, 2021, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $504.9 million, or 7.9% of total assets, compared to $38.8 million, or 0.6% of total assets at December 31, 2020. Our available for sale securities at March 31, 2021 were $1.7 billion, or 26.5% of total assets, compared to $1.5 billion, or 25.8% of total assets at December 31, 2020. Investment securities with an aggregate fair value of $103.7 million at March 31, 2021 were pledged to secure public deposits and repurchase agreements.
The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2021, we had no advances from the FHLB and a remaining credit availability of $1.5 billion. In addition, we maintain borrowing capacity of approximately $115.2 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources

Total stockholders’ equity at March 31, 2021 was $540.2 million, compared to $535.8 million at December 31, 2020, an increase of $4.4 million. The increase was primarily driven by $12.2 million of net income, partially offset by a $4.0 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and a $0.9 million decrease in additional paid-in-capital.
We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Regulatory capital rules adopted in July 2013 and fully phased in as of January 1, 2019, which are referred to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). The capital conservation is equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
March 31, 2021
Total capital to risk weighted assets	$537,976	14.74%	$292,000	8.00%	$365,000	10.00%
Tier I capital to risk weighted assets	500,157	13.70%	219,000	6.00%	292,000	8.00%
Tier I capital to average assets	500,157	8.06%	248,067	4.00%	310,084	5.00%
Common equity tier 1 to risk weighted assets	500,157	13.70%	164,250	4.50%	237,250	6.50%

December 31, 2020
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier I capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier I capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As the Company did not have significant financial activity in the first quarter of 2021, the ratios above are the same at the Bank and the Company level.

As of March 31, 2021, the Company and the Bank were categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.
Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of March 31, 2021 and December 31, 2020:

March 31, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$55,633	$7,293	$19,749	$19,679	$8,912
Purchase Obligations	35,787	3,312	9,224	9,224	14,027
Certificates of Deposit	264,678	181,068	67,024	15,327	1,259
	$356,098	$191,673	$95,997	$44,230	$24,198

December 31, 2020
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$58,146	$9,806	$19,749	$19,679	$8,912
Purchase Obligations	36,437	3,962	9,224	9,224	14,027
Certificates of Deposit	272,025	231,239	32,236	7,825	725
	$366,608	$245,007	$61,209	$36,728	$23,664

Investment Obligations
We are party to agreements with Pace Funding Group LLC, or PFG, for the purchase of up to $300 million of property assessed clean energy, or PACE, assessment securities by the fourth quarter of 2021. Additionally, the Bank has an additional obligation up to $25 million for other PACE related purchases. These investments are to be held in our held-to-maturity investment portfolio.

As of March 31, 2021, we had fulfilled $214.5 million of these obligations. As of December 31, 2020, we had fulfilled $165.4 million of our obligation. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk as of March 31, 2021 from that presented in the 2020 Annual Report. The interest rate sensitivity position at March 31, 2021 is discussed below.
Evaluation of Interest Rate Risk
Our simulation models incorporate various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) loan and securities prepayment speeds for different interest rate scenarios, (4) interest rates and balances of indeterminate-maturity deposits for different scenarios, and (5) new volume and yield assumptions for loans, securities and deposits. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of March 31, 2021 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.
The results of this simulation analysis are hypothetical and should not be relied on as indicative of expected operating results. A variety of factors might cause actual results to differ substantially from what is depicted. For example, if the timing and magnitude of interest rate changes differ from those projected, our net interest income might vary significantly. Non-parallel yield curve shifts such as a flattening or steepening of the yield curve or changes in interest rate spreads, would also cause our net interest income to be different from that depicted. An increasing interest rate environment could reduce projected net interest income if deposits and other short-term liabilities re-price faster than expected or faster than our assets re-price. Actual results could differ from those projected if we grow assets and liabilities faster or slower than estimated, if we experience a net outflow of deposit liabilities or if our mix of assets and liabilities otherwise changes. Actual results could also differ from those projected if we experience substantially different repayment speeds in our loan portfolio than those assumed in the simulation model. Finally, these simulation results do not contemplate all the actions that we may undertake in response to potential or actual changes in interest rates, such as changes to our loan, investment, deposit, funding or hedging strategies.

Change in Market Interest Rates as of March 31, 2021	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	5.9%	60,545	32.6%	57,269
+300 basis points	10.0%	102,586	29.6%	51,999
+200 basis points	12.0%	123,751	23.0%	40,328
+100 basis points	9.0%	92,220	12.4%	21,795
-100 basis points	-14.3%	(147,214)	-14.4%	(25,299)

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act, as of the end of the period covered by this report. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.

We are subject to certain pending and threatened legal actions that arise out of the normal course of business. Additionally, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk. Based upon management’s current knowledge, following consultation with legal counsel, in the opinion of management, there is no pending or threatened legal matter that would result in a material adverse effect on our consolidated financial condition or results of operation, either individually or in the aggregate.

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements” and set forth in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 1, 2021, the Company completed its holding company reorganization and acquired all of the outstanding stock of the Bank. Following the Reorganization, the Bank’s previous approved share repurchase program was cancelled. Effective April 13, 2021, the Company received authorization to repurchase up to $10.0 million of the Company’s common stock (the “Repurchase Program”). Repurchases by the Company under the Repurchase Program will be carried out over a one-year period and may be made from time to time through open market purchases, trading plans established in accordance with SEC rules, privately negotiated transactions, or by other means.

The actual means and timing of any repurchases, quantity of purchased shares and prices will be, subject to certain limitations, at the discretion of management and will depend on a number of factors, including, without limitation, market prices of the
Company’s common stock, general market and economic conditions, and applicable legal and regulatory requirements.
Repurchases under the Repurchase Program may be initiated, discontinued, suspended or restarted at any time. The Company is not obligated to repurchase any shares under the Repurchase Program.

The following schedule summarizes our total monthly share repurchase activity for the three months ended March 31, 2021:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs
January 1 through January 31, 2021(2)	—	—	—	12,212,492
February 1 through February 28, 2021(2)	72,931	$16.85	24,888	11,791,820
March 1 through March 31, 2021(3)	10,057	17.73	—	—
Total	82,988	$16.96	24,888
(1) Includes shares withheld by the Bank to pay the taxes associated with the vesting of stock options. There were 58,100 shares withheld for taxes during the quarter.

(2) On May 29, 2019, the Bank’s Board of Directors authorized a share repurchase program authorizing the repurchase of up to $25 million of the Bank's outstanding common stock. The authorization did not require the Bank to acquire any specified number of common shares and could be commenced, suspended or discontinued without prior notice. Under this authorization, $420,672 were purchased during the first quarter of 2021. Following the Reorganization, the Bank's approved share repurchase program was cancelled.

(3) Following the Reorganization, the Bank's approved share repurchase program was cancelled.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Amalgamated Financial Corp. Annual Incentive Plan

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
The following materials from the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the quarters ended March 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended March 31, 2021, formatted in Inline XBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

May 5, 2021	By:	/s/ Lynne Fox
Lynne Fox
Interim President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2021	By:	/s/ Jason Darby
Jason Darby
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)