Form 10-Q
period 2021-06-30
Amalgamated Financial Corp.
filed 2021-08-06
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of August 6, 2021, the Registrant had 31,095,608 shares of common stock outstanding at $0.01 par value per share.

i

EXPLANATORY NOTE

On March 1, 2021 (the “Effective Date”), Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”) acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered bank (the “Bank”), in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “anticipate,” “intend,” “could,” “should,” “would,” “believe,” “project,” “plan,” “goal,” “target,” “potential,” “pro-forma,” “seek,” “contemplate,” “expect,” “estimate,” and “continue,” or the negative thereof as well as other similar words and expressions of the future. These forward-looking statements include statements related to our plans, objectives, strategies, projected growth, anticipated future financial performance (including underlying assumptions), and management’s long-term performance goals, as well as statements relating to the anticipated effects or consequences of various transactions or events on our results of operations and financial condition and statements about our future performance, operations, products and services.
Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:
•our ability to maintain our reputation;
•our ability to attract customers based on shared values or mission alignment;
•inaccuracy of the assumptions and estimates we make and policies that we implement in establishing our allowance for loan losses, including future changes in the allowance for loan losses resulting from the future adoption and implementation of the Current Expected Credit Loss (“CECL”) methodology;
•potential deterioration in the financial condition of borrowers resulting in significant increases in loan losses, provisions for those losses that exceed our current allowance for loan losses and higher loan charge-offs;
•time and effort necessary to resolve nonperforming assets;
•any matter that could cause us to conclude that there was impairment of any asset, including intangible assets;
•limitations on our ability to declare and pay dividends;
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
ii

•our ability to attract and retain key personnel considering, among other things, competition for experienced employees and executives in the banking industry;
•adverse effects of failures by our vendors to provide agreed upon services in the manner and at the cost agreed, particularly our information technology vendors and those vendors performing a service on our behalf;
•cybersecurity risks and the vulnerability of our network and online banking portals, and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect or disrupt our business and financial performance or reputation;
•the continuing impact of COVID-19 and its variants, on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy and the resulting effect of these items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•the composition of our loan portfolio, including any concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which we operate;
•general economic conditions may be less favorable than expected, which could result in, among other things, fluctuations in the values of our assets and liabilities and off-balance sheet exposures, a deterioration in credit quality, a reduction in demand for credit, and a decline in real estate values;
•the general decline in the real estate and lending markets, particularly in our market areas, including the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
•continuation of historically low interest rates may reduce net interest margins and/or the volumes or values of the loans made or held as well as the value of other financial assets;
•our lack of geographic diversification and any unanticipated or greater than anticipated adverse conditions (including the possibility of earthquakes, wildfires, and other natural disasters) affecting the markets in which we operate;
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
•competitive pressures among depository and other financial institutions, including non-bank financial technology providers, and our ability to attract customers from other financial institutions; and
•descriptions of assumptions underlying or relating to any of the foregoing.
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may be found in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current Reports on Form 8-K filed with the SEC and available at the SEC’s website at https://sec.gov. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and, except as required by law, disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Cash and due from banks	$7,960	$7,736
Interest-bearing deposits in banks	539,485	31,033
Total cash and cash equivalents	547,445	38,769
Securities:
Available for sale, at fair value (amortized cost of $1,799,993 and $1,513,409, respectively)	1,824,726	1,539,862
Held-to-maturity (fair value of $621,954 and $502,425, respectively)	624,826	494,449
Loans held for sale	8,230	11,178
Loans receivable, net of deferred loan origination costs (fees)	3,175,461	3,488,895
Allowance for loan losses	(38,012)	(41,589)
Loans receivable, net	3,137,449	3,447,306

Resell agreements	141,651	154,779
Accrued interest and dividends receivable	22,648	23,970
Premises and equipment, net	12,876	12,977
Bank-owned life insurance	106,197	105,888
Right-of-use lease asset	35,072	36,104
Deferred tax asset	24,328	36,079
Goodwill	12,936	12,936
Other intangible assets	4,755	5,359
Equity investments	6,296	11,735
Other assets	46,837	47,240
Total assets	$6,556,272	$5,978,631
Liabilities
Deposits	$5,909,992	$5,338,711
Operating leases	51,165	53,173
Other liabilities	46,904	50,926
Total liabilities	6,008,061	5,442,810

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,073,669 and 31,049,525 shares issued and outstanding, respectively)	311	310
Additional paid-in capital	297,283	300,989
Retained earnings	234,769	217,213
Accumulated other comprehensive income (loss), net of income taxes	15,715	17,176
Total Amalgamated Financial Corp. stockholders' equity	548,078	535,688
Noncontrolling interests	133	133
Total stockholders' equity	548,211	535,821
Total liabilities and stockholders’ equity	$6,556,272	$5,978,631

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans	$30,156	$35,225	$61,265	$70,837
Securities	13,094	11,746	25,264	24,299
Federal Home Loan Bank of New York stock	41	66	89	135
Interest-bearing deposits in banks	131	83	221	479
Total interest and dividend income	43,422	47,120	86,839	95,750
INTEREST EXPENSE
Deposits	1,431	2,681	3,003	6,596
Borrowed funds	—	—	—	27
Total interest expense	1,431	2,681	3,003	6,623
NET INTEREST INCOME	41,991	44,439	83,836	89,127
Provision for (recovery of) loan losses	1,682	8,221	(1,579)	16,808
Net interest income after provision for loan losses	40,309	36,218	85,415	72,319
NON-INTEREST INCOME
Trust Department fees	3,292	3,980	7,118	8,066
Service charges on deposit accounts	2,296	1,850	4,475	4,261
Bank-owned life insurance	531	1,111	1,319	1,495
Gain (loss) on sale of investment securities available for sale, net	321	486	342	985
Gain (loss) on sale of loans, net	720	162	1,426	297
Gain (loss) on other real estate owned, net	(407)	(283)	(407)	(306)
Equity method investments	(1,555)	1,289	(5,237)	1,289
Other	129	76	290	1,702
Total non-interest income	5,327	8,671	9,326	17,789
NON-INTEREST EXPENSE
Compensation and employee benefits	16,964	17,334	35,003	34,792
Occupancy and depreciation	3,352	4,241	6,853	9,747
Professional fees	3,211	1,988	6,871	4,971
Data processing	3,322	2,977	6,327	5,241
Office maintenance and depreciation	820	818	1,475	1,675
Amortization of intangible assets	302	342	604	685
Advertising and promotion	628	672	1,225	1,339
Other	2,796	2,696	5,831	4,889
Total non-interest expense	31,395	31,068	64,189	63,339
Income before income taxes	14,241	13,821	30,552	26,769
Income tax expense (benefit)	3,833	3,447	7,955	6,850
Net income	10,408	10,374	22,597	19,919
Net income attributable to Amalgamated Financial Corp.	$10,408	$10,374	$22,597	$19,919
Earnings per common share - basic	$0.33	$0.33	$0.73	$0.64
Earnings per common share - diluted	$0.33	$0.33	$0.72	$0.64

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$10,408	$10,374	$22,597	$19,919
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	92	74	(265)	147
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses)	4,055	30,811	(1,381)	6,443
Reclassification adjustment for losses (gains) realized in income	(321)	(485)	(339)	(984)
Net unrealized gains (losses) on securities available for sale	3,734	30,326	(1,720)	5,459
Other comprehensive income (loss), before tax	3,826	30,400	(1,985)	5,606
Income tax benefit (expense)	(922)	(8,463)	524	(1,561)
Total other comprehensive income (loss), net of taxes	2,904	21,937	(1,461)	4,045
Total comprehensive income (loss), net of taxes	$13,312	$32,311	$21,136	$23,964

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2021	$312	$300,079	$226,887	$12,811	$540,089	$133	$540,222
Net income	—	—	10,408	—	10,408	—	10,408
Dividends, $0.08 per share	—	—	(2,526)	—	(2,526)	—	(2,526)
Repurchase of shares	(1)	(2,499)	—	—	(2,500)	—	(2,500)
Exercise of stock options	—	(463)	—	—	(463)	—	(463)
Stock-based compensation expense	—	166	—	—	166	—	166
Other comprehensive income (loss), net of taxes	—	—	—	2,904	2,904	—	2,904
Balance at June 30, 2021	$311	$297,283	$234,769	$15,715	$548,078	$133	$548,211

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	22,597	—	22,597	—	22,597
Dividends, $0.16 per share	—	—	(5,041)	—	(5,041)	—	(5,041)
Repurchase of shares	(1)	(2,919)	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	2	(1,451)	—	—	(1,449)	—	(1,449)
Restricted stock unit vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	754	—	—	754	—	754
Other comprehensive income (loss), net of taxes	—	—	—	(1,461)	(1,461)	—	(1,461)
Balance at June 30, 2021	$311	$297,283	$234,769	$15,715	$548,078	$133	$548,211

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2020	$310	$299,332	$188,160	$(14,667)	$473,135	$134	$473,269
Net income	—	—	10,374	—	10,374	—	10,374
Dividends, $0.08 per share	—	—	(2,543)	—	(2,543)	—	(2,543)
Shares issued under stock-based compensation plan		16			16	—	16
Exercise of stock options, net of repurchases	—	(132)	—	—	(132)	—	(132)
Stock-based compensation expense	—	781	—	—	781	—	781
Other comprehensive income (loss), net of taxes	—	—	—	21,937	21,937	—	21,937
Balance at June 30, 2020	$310	$299,997	$195,991	$7,270	$503,568	$134	$503,702

	Six months ended June 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	315	305,738	181,132	3,225	490,410	134	490,544
Net income	—	—	19,919	—	19,919	—	19,919
Dividends, $0.16 per share	—	—	(5,060)	—	(5,060)	—	(5,060)
Shared issued under stock-based incentive plan		16			16		16
Repurchase of shares	(5)	(6,996)	—	—	(7,001)	—	(7,001)
Exercise of stock options, net of repurchases	—	(155)	—	—	(155)	—	(155)
Stock-based compensation expense	—	1,394	—	—	1,394	—	1,394
Other comprehensive income (loss), net of taxes	—	—	—	4,045	4,045	—	4,045
Balance at June 30, 2020	$310	$299,997	$195,991	$7,270	$503,568	$134	$503,702

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,597	$19,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,825	2,505
Amortization of intangible assets	604	685
Deferred income tax expense (benefit)	4,089	(2,415)
Provision for (recovery of) loan losses	(1,579)	16,808
Stock-based compensation expense	754	1,394
Net amortization (accretion) on loan fees, costs, premiums, and discounts	1,198	299
Net amortization on securities	1,779	617
OTTI loss (gain) recognized in earnings	3	1
Net loss (income) from equity method investments	5,237	(1,289)
Net loss (gain) on sale of securities available for sale	(342)	(985)
Net loss (gain) on sale of loans	(1,426)	(297)
Net loss (gain) on sale of other real estate owned	407	306
Net loss (gain) on owned property held for sale	—	(1,394)
Net (gain) on redemption of bank-owned life insurance	(266)	(741)
Proceeds from sales of loans held for sale	81,870	19,924
Originations of loans held for sale	(77,526)	(11,114)
Decrease (increase) in cash surrender value of bank-owned life insurance	(1,053)	(754)
Decrease (increase) in accrued interest and dividends receivable	1,322	(2,748)
Decrease (increase) in other assets (1)	(720)	(13,383)
Increase (decrease) in accrued expenses and other liabilities (2)	(14,057)	(9,591)
Net cash provided by operating activities	24,716	17,747
CASH FLOWS FROM INVESTING ACTIVITIES
Originations (purchase) of loans, net of principal repayments	310,268	(216,322)
Purchase of securities available for sale	(563,204)	(529,880)
Purchase of securities held to maturity	(176,669)	(97,395)
Proceeds from sales of securities available for sale	62,883	52,420
Maturities, principal payments and redemptions of securities available for sale	228,905	120,829
Maturities, principal payments and redemptions of securities held to maturity	44,604	19,102
Decrease (increase) in resell agreements	13,128	(45,653)
Purchase of equity method investments	427	(2,732)
Decrease (increase) of FHLBNY stock, net	214	3,105
Purchases of premises and equipment	(1,724)	(1,126)
Proceeds from redemption of bank-owned life insurance	1,010	1,515
Proceeds from sale of owned assets	—	1,613
Proceeds from sale of other real estate owned	2,275	—
Net cash (used in) provided by investing activities	(77,883)	(694,524)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	571,281	1,229,337
Net increase (decrease) in FHLB advances	—	(75,000)

Issuance of common stock	—	16
Repurchase of shares	(2,920)	(7,001)
Dividends paid	(4,979)	(4,997)
Exercise of stock options, net	(1,449)	(155)
Restricted stock unit vesting, net	(90)	—
Net cash provided by financing activities	561,843	1,142,200
Increase (decrease) in cash, cash equivalents, and restricted cash	508,676	465,423
Cash, cash equivalents, and restricted cash at beginning of year	38,769	122,538
Cash, cash equivalents, and restricted cash at end of period	$547,445	$587,961
Supplemental disclosures of cash flow information:
Interest paid during the period	$3,113	$6,936
Income taxes paid during the period	2,285	9,355
Supplemental non-cash investing activities:
Loans transferred to other real estate owned	2,682	—
Purchase of securities available for sale, net not settled	27,000	(12,551)

(1) Includes $1.0 million and $4.5 million of right of use asset amortization for the respective periods
(2) Includes $0.7 million and $1.0 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
1.    BASIS OF PRESENTATION AND CHANGES IN SIGNIFICANT ACCOUNTING POLICIES
Holding Company Reorganization

On March 1, 2021 (the “Effective Date”), Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”) acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered bank (the “Bank”), in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. Prior to the Effective Date of the Reorganization, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, there has been no significant financial activity at the parent company level as of June 30, 2021.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with GAAP. All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. A more detailed description of our accounting policies is included in the Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). There have been no significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2020 Annual Report. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the 2020 Annual Report.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, however such reclassifications did not change stockholder equity or net income.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Effective in 2021 and onward
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. In October 2019, the FASB voted to extend the adoption date for entities eligible to be smaller reporting companies, public business entities ("PBEs") that are not SEC filers, and entities that are not PBEs from January 1, 2020 to January 1, 2023. Based on our election as an Emerging Growth Company under the Jumpstart Our Business Startups Act to use the extended transition period for complying with any new or revised financial accounting standards, we currently anticipate a January 1, 2023 adoption date. In preparation, we have performed work in assessing and enhancing the technology environment and related data needs and availability. Additionally, a Management Committee comprised of members from multiple departments has been established to monitor our progress towards adoption. As adoption will require the implementation of significant changes to the existing credit loss estimation model and is dependent on the economic forecast, and given the length of time before our adoption date, evaluating the overall impact of the ASU on our Consolidated Financial Statements is not yet determinable.

On January 7, 2021, the FASB has issued Accounting Standards Update ("ASU") No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance amends the scope of ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was aimed at easing the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate ("LIBOR") (the benchmark interest rate banks use to make short-term loans to each other) and provided temporary, optional expedients and exceptions for applying accounting guidance to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. As the majority of our securities tied to LIBOR are expected to transition to the Secured Overnight Financing Rate ("SOFR") or pay off before the transition date and given that we do not have a substantial amount of commercial loans or any derivative transactions tied to LIBOR, the Adoption of ASU 2021-01 is not expected to have a material impact on our operating results or financial condition.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$52	$55	$106	$110
Change in obligation for other benefits	40	19	(371)	37
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	$92	$74	$(265)	$147
Income tax effect	98	(20)	55	(41)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	190	54	(210)	106
Unrealized holding gains (losses) on available for sale securities	$4,055	$30,811	$(1,381)	$6,443
Reclassification adjustment for losses (gains) realized in income	(321)	(485)	(339)	(984)
Change in unrealized gains (losses) on available for sale securities	3,734	30,326	(1,720)	5,459
Income tax effect	(1,020)	(8,443)	469	(1,520)
Net change in unrealized gains (losses) on available for sale securities	2,714	21,883	(1,251)	3,939

Total	$2,904	$21,937	$(1,461)	$4,045

The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2021	Current Period Change	Income Tax Effect	Balance as of June 30, 2021
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,056)	$(265)	$55	$(2,266)

Unrealized gains (losses) on available for sale securities	19,232	(1,720)	469	17,981
Total	$17,176	$(1,985)	$524	$15,715

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2021	2020	2021	2020
(In thousands)
Realized gains (losses) on sale of available for sale securities	$321	$486	$342	$985	Gain (loss) on sale of investment securities available for sale, net
Recognized gains (losses) on OTTI securities	—	(1)	(3)	(1)	Non-Interest Income - other
Income tax expense (benefit)	88	135	93	274	Income tax expense (benefit)
Total reclassifications, net of income tax	$233	$350	$246	$710

Prior service credit on pension plans and other postretirement benefits	$7	$7	$14	$14	Compensation and employee benefits
Income tax expense (benefit)	(2)	(2)	(4)	(4)	Income tax expense (benefit)
Total reclassifications, net of income tax	$5	$5	$10	$10

Total reclassifications, net of income tax	$238	$355	$256	$720

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of June 30, 2021 are as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available for sale:
Mortgage-related:
GSE residential certificates	$10,217	$273	$—	$10,490
GSE residential CMOs	370,583	9,921	(156)	380,348
GSE commercial certificates & CMO	421,942	8,977	(308)	430,611
Non-GSE residential certificates	15,880	95	(20)	15,955
Non-GSE commercial certificates	60,474	190	(125)	60,539
	879,096	19,456	(609)	897,943
Other debt:
U.S. Treasury	200	2	—	202
ABS	841,093	5,817	(851)	846,059
Trust preferred	14,629	—	(503)	14,126
Corporate	64,975	1,511	(90)	66,396
	920,897	7,330	(1,444)	926,783

Total available for sale	$1,799,993	$26,786	$(2,053)	$1,824,726

Held to maturity:
Mortgage-related:
GSE residential certificates	$450	$21	$—	$471
Non GSE commercial certificates	191	—	—	191
	641	21	—	662
Other debt:
PACE Assessments	545,795	—	(5,192)	540,603
Municipal	75,290	2,386	(87)	77,589
Other	3,100	—	—	3,100
	624,185	2,386	(5,279)	621,292
Total held to maturity	$624,826	$2,407	$(5,279)	$621,954

As of June 30, 2021, available for sale securities with a fair value of $940.8 million were pledged with no held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York (“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2020 are as follows:

	December 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$12,977	$322	$—	$13,299
GSE residential CMOs	353,783	12,690	(52)	366,421
GSE commercial certificates & CMO	421,488	11,548	(422)	432,614
Non-GSE residential certificates	33,120	281	(17)	33,384
Non-GSE commercial certificates	45,179	112	(323)	44,968
	866,547	24,953	(814)	890,686
Other debt:
U.S. Treasury	200	3	—	203
ABS	595,062	4,356	(1,872)	597,546
Trust preferred	14,627	—	(854)	13,773
Corporate	36,973	683	(2)	37,654
Other	—	—	—	—
	646,862	5,042	(2,728)	649,176

Total available for sale	1,513,409	29,995	(3,542)	1,539,862

Held to maturity:
Mortgage-related:
GSE residential certificates	$611	$38	$—	$649
Non GSE commercial certificates	212	15	—	227
	823	53	—	876
Other debt:
PACE Assessments	421,036	4,870	—	425,906
Municipal	67,490	3,019	—	70,509
Other	5,100	34	—	5,134
	493,626	7,923	—	501,549
Total held to maturity	$494,449	$7,976	$—	$502,425

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of June 30, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$200	$202	$1,100	$1,100
Due after one year through five years	24,324	24,790	2,000	1,999
Due after five years through ten years	324,260	324,496	9,329	9,369
Due after ten years	572,113	577,295	611,756	608,824
	$920,897	$926,783	$624,185	$621,292

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Three Months Ended,		Six Months Ended,
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(In thousands)
Proceeds	$48,345	$24,657	$62,883	$52,420

Realized gains	$490	$731	$562	$1,254
Realized losses	(169)	(245)	(220)	(269)
Net realized gains (losses)	$321	$486	$342	$985

The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non Agency Securities, low LTV PACE Bonds and a significant portion of the securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”).

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of June 30, 2021 and December 31, 2020, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	June 30, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$28,535	$(156)	$—	$—	$28,535	$(156)
GSE commercial certificates & CMO	70,054	(189)	182,769	(119)	252,823	(308)
Non-GSE residential certificates	10,974	(20)	—	—	10,974	(20)
Non-GSE commercial certificates	19,935	(84)	10,931	(41)	30,866	(125)
Other debt:
ABS	98,216	(231)	116,563	(620)	214,779	(851)
Trust preferred	—	—	14,126	(503)	14,126	(503)
Corporate	12,911	(90)	—	—	12,911	(90)
Total available for sale	$240,625	$(770)	$324,389	$(1,283)	$565,014	$(2,053)

Held to maturity:
PACE assessment	540,603	(5,192)	—	—	540,603	(5,192)
Municipal	8,605	(87)	—	—	8,605	(87)
Other	3,100	—	—	—	3,100	—
Total held to maturity	$552,308	$(5,279)	$—	$—	$552,308	$(5,279)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-related:
GSE residential CMOs	$31,106	$(35)	$12,910	$(17)	$44,016	$(52)
GSE commercial certificates & CMO	116,667	(287)	75,126	(135)	191,793	(422)
Non-GSE residential certificates	2,138	(9)	3,077	(8)	5,215	(17)
Non-GSE commercial certificates	47	—	29,207	(323)	29,254	(323)
Other debt:
ABS	3,010	(1)	298,410	(1,871)	301,420	(1,872)
Trust preferred	—	—	13,773	(854)	13,773	(854)
Corporate	6,998	(2)	—	—	6,998	(2)
	$159,966	$(334)	$432,503	$(3,208)	$592,469	$(3,542)
The temporary impairment of fixed income is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase. Management considers that the temporary impairment of the Company’s investments in trust preferred securities (“TruPs”) as of June 30, 2021 is primarily due to a widening of credit spreads since the time these investments were acquired, as well as market uncertainty for this class of investments. All of the TruPs were rated investment grade by not less than

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.

As of June 30, 2021, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $827.1 million with an unrealized loss of $6.3 million. With the exception of $545.8 million of PACE bonds which were not rated, the remaining securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. We have had no losses on any PACE bonds and are not aware of any losses in the sector given the low LTV position. Management considers that the temporary impairment of these investments as of June 30, 2021 is primarily due to an increase in market spreads since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of June 30, 2021, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2021. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
During the three months ended June 30, 2021, the Company recorded no OTTI, compared to a $1,100 OTTI for the same period in 2020. For the six months ended June 30, 2021, the Company recorded $2,700 OTTI, compared to a $1,100 OTTI for the same period in 2020.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of June 30, 2021; however, it is possible that the Company may recognize OTTI in future periods.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
5.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	June 30, 2021	December 31, 2020
(In thousands)
Commercial and industrial	$619,037	$677,192
Multifamily	848,651	947,177
Commercial real estate	351,707	372,736
Construction and land development	42,303	56,087
Total commercial portfolio	1,861,698	2,053,192
Residential real estate lending	1,085,791	1,238,697
Consumer and other	222,265	190,676
Total retail portfolio	1,308,056	1,429,373
Total loans receivable	3,169,754	3,482,565
Net deferred loan origination costs (fees)	5,707	6,330
Total loans receivable, net of deferred loan origination costs (fees)	3,175,461	3,488,895
Allowance for loan losses	(38,012)	(41,589)
Total loans receivable, net	$3,137,449	$3,447,306

The following table presents information regarding the quality of the Company’s loans as of June 30, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$14,561	$—	$14,561	$—	$604,476	$619,037
Multifamily	3,567	10,266	—	13,833	—	834,818	848,651
Commercial real estate	11,354	4,066	—	15,420	—	336,287	351,707
Construction and land development	—	—	—	—	—	42,303	42,303
Total commercial portfolio	14,921	28,893	—	43,814	—	1,817,884	1,861,698
Residential real estate lending	5,882	22,320	—	28,202	—	1,057,589	1,085,791
Consumer and other	1,552	718	—	2,270	—	219,995	222,265
Total retail portfolio	7,434	23,038	—	30,472	—	1,277,584	1,308,056
	$22,355	$51,931	$—	$74,286	$—	$3,095,468	$3,169,754

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The following table presents information regarding the quality of the Company’s loans as of December 31, 2020:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$12,444	$1,404	$13,848	$—	$663,344	$677,192
Multifamily	3,590	9,575	—	13,165	—	934,012	947,177
Commercial real estate	10,574	3,433	—	14,007	—	358,729	372,736
Construction and land development	9,974	11,184	—	21,158	—	34,929	56,087
Total commercial portfolio	24,138	36,636	1,404	62,178	—	1,991,014	2,053,192
Residential real estate lending	19,526	23,280	—	42,806	376	1,195,515	1,238,697
Consumer and other	1,015	632	—	1,647	—	189,029	190,676
Total retail portfolio	20,541	23,912	—	44,453	376	1,384,544	1,429,373
	$44,679	$60,548	$1,404	$106,631	$376	$3,375,558	$3,482,565

For a loan modification to be considered a troubled debt restructuring ("TDR") in accordance with ASC 310-40, both of the following conditions must be met: the borrower is experiencing financial difficulty, and the creditor has granted a concession (except for an “insignificant delay in payment”, defined as six months or less). Loans modified as TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. The Company’s TDRs primarily involve rate reductions, forbearance of arrears or extension of maturity. TDRs are included in total impaired loans as of the respective date.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted to help the nation’s economy recover from the COVID-19 pandemic. The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states, and municipalities. Under Section 4022 of the CARES Act, a borrower with a federally backed mortgage loan that was experiencing a financial hardship due to COVID-19 may request a forbearance (i.e., payment deferral), regardless of delinquency status, for up to 180 days, which may be extended for an additional 180 days at the borrower’s request. Before this relief was set to expire on December 31, 2020, the Consolidated Appropriations Act was signed into law, which extended the relief granted under the CARES act to the earlier of January 1, 2022 or 60 days after the national emergency is terminated. During this relief period, no fees, penalties, or interest beyond those scheduled or calculated as if the borrower had made all contractual payments on time and in full will accrue. In addition, Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a financial institution may elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR. Modifications that qualify for this exception include a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that defers or delays the payment of principal or interest, that occurs for a loan that was not more than 30 days past due as of December 31, 2019. In accordance with interagency guidance and the CARES Act, short term deferrals granted due to

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

As of June 30, 2021, the Company had $4.0 million in loans remaining on a payment deferral program and still accruing interest, the majority of which were residential loans and none were commercial loans.

The following table presents information regarding the Company’s TDRs as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$1,590	$11,667	$13,257	$1,648	$12,116	$13,764
Commercial real estate	—	3,300	3,300	—	3,433	3,433
Construction and land development	2,424	—	2,424	—	2,682	2,682
Residential real estate lending	14,669	5,527	20,196	17,905	2,654	20,559
	$18,683	$20,494	$39,177	$19,553	$20,885	$40,438
The following tables summarize the Company’s loan portfolio by credit quality indicator as of June 30, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$568,878	$17,569	$32,133	$457	$619,037
Multifamily	711,551	101,579	32,348	3,173	848,651
Commercial real estate	234,018	45,236	72,453	—	351,707
Construction and land development	34,414	535	7,354	—	42,303
Residential real estate lending	1,063,176	295	22,320	—	1,085,791
Consumer and other	221,835	—	430	—	222,265
Total loans	$2,833,872	$165,214	$167,038	$3,630	$3,169,754
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2020:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$627,553	$16,407	$32,770	$462	$677,192
Multifamily	775,605	138,090	33,482	—	947,177
Commercial real estate	276,712	41,420	54,604	—	372,736
Construction and land development	28,967	15,936	11,184	—	56,087
Residential real estate lending	1,215,417	—	23,280	—	1,238,697
Consumer and other	190,044	—	632	—	190,676
Total loans	$3,114,298	$211,853	$155,952	$462	$3,482,565
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

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
In addition, residential loans are classified utilizing an inter-agency methodology that incorporates the extent of delinquency. Assigned risk rating grades are continuously updated as new information is obtained.
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of June 30, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$16,869	$10,266	$4,066	$2,424	$36,989	$—	$70,614
Collectively evaluated for impairment	602,168	838,385	347,641	39,879	1,048,802	222,265	3,099,140
Total loans	$619,037	$848,651	$351,707	$42,303	$1,085,791	$222,265	$3,169,754

Allowance for loan losses:
Individually evaluated for impairment	$5,101	$250	$—	$—	$954	$—	$6,305
Collectively evaluated for impairment	6,991	5,422	8,388	1,449	8,831	626	31,707
Total allowance for loan losses	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2020:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,706	$9,575	$3,433	$11,184	$41,579	$—	$80,477
Collectively evaluated for impairment	662,486	937,602	369,303	44,903	1,197,118	190,676	3,402,088
Total loans	$677,192	$947,177	$372,736	$56,087	$1,238,697	$190,676	$3,482,565

Allowance for loan losses:
Individually evaluated for impairment	$3,118	$1,933	$—	$—	$1,187	$—	$6,238
Collectively evaluated for impairment	5,947	8,391	6,213	2,077	11,143	1,580	35,351
Total allowance for loan losses	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The activities in the allowance by portfolio for the three months ended June 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$8,692	$6,125	$8,464	$1,391	$10,747	$1,243	$36,662
Provision for (recovery of) loan losses	3,397	(453)	(76)	58	(1,446)	202	1,682
Charge-offs	—	—	—	—	(60)	(836)	(896)
Recoveries	3	—	—	—	544	17	564
Ending Balance	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012

The activities in the allowance by portfolio for the three months ended June 30, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$14,930	$5,886	$2,736	$1,740	$15,430	$1,626	$42,348
Provision for (recovery of) loan losses	514	1,177	3,241	1,536	1,099	654	8,221
Charge-offs	(2)	—	—	—	(240)	(487)	(729)
Recoveries	2	—	—	—	151	17	170
Ending Balance	$15,444	$7,063	$5,977	$3,276	$16,440	$1,810	$50,010

The activities in the allowance by portfolio for the six months ended June 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	2,820	(2,744)	2,175	(629)	(3,383)	182	(1,579)
Charge-offs	—	(1,908)	—	—	(201)	(1,176)	(3,285)
Recoveries	207	—	—	1	1,039	40	1,287
Ending Balance	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012

The activities in the allowance by portfolio for the six months ended June 30, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	11,126	5,210	2,492	808	14,149	62	33,847
Provision for (recovery of) loan losses	4,316	1,853	3,485	2,468	2,192	2,494	16,808
Charge-offs	(1)	—	—	—	(264)	(791)	(1,056)
Recoveries	3	—	—	—	363	45	411
Ending Balance	15,444	7,063	5,977	3,276	16,440	1,810	50,010

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$16,663	$18,744	$20,998	$—
Construction and land development	2,424	6,804	2,424	—
Commercial real estate	4,066	3,750	4,803	—
	23,153	29,298	28,225	—
Loans with a related allowance:
Residential real estate lending	20,326	20,540	25,673	954
Multifamily	10,266	9,921	12,215	250
Commercial and industrial	16,869	15,788	34,252	5,101
	47,461	46,249	72,140	6,305
Total individually impaired loans:
Residential real estate lending	36,989	39,284	46,671	954
Multifamily	10,266	9,921	12,215	250
Construction and land development	2,424	6,804	2,424	—
Commercial real estate	4,066	3,750	4,803	—
Commercial and industrial	16,869	15,788	34,252	5,101
	$70,614	$75,547	$100,365	$6,305

	December 31, 2020
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$20,824	$12,660	$20,898	$—
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
	35,441	26,198	37,125	—
Loans with a related allowance:
Residential real estate lending	20,755	22,151	24,680	1,187
Multifamily	9,575	4,788	9,589	1,933
Commercial and industrial	14,706	19,788	27,210	3,118
	45,036	46,727	61,479	6,238
Total individually impaired loans:
Residential real estate lending	41,579	34,811	45,578	1,187
Multifamily	9,575	4,788	9,589	1,933
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
Commercial and industrial	14,706	19,788	27,210	3,118
	$80,477	$72,925	$98,604	$6,238

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
As of June 30, 2021 and December 31, 2020, mortgage loans with an unpaid principal balance of $0.9 billion and $1.2 billion respectively, are pledged to the FHLBNY to secure outstanding advances and letters of credit.

There were $463,000 in related party loans outstanding as of June 30, 2021 compared to no related party loans for December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
6.    DEPOSITS
Deposits are summarized as follows:

	June 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$2,948,718	0.00%	$2,603,274	0.00%
NOW accounts	200,758	0.07%	205,653	0.06%
Money market deposit accounts	2,136,719	0.11%	1,914,391	0.13%
Savings accounts	371,047	0.11%	343,368	0.12%
Time deposits	252,750	0.36%	272,025	0.86%
	$5,909,992	0.06%	$5,338,711	0.10%

The scheduled maturities of time deposits as of June 30, 2021 are as follows:

(In thousands)
2021	$147,752
2022	72,933
2023	14,358
2024	12,030
2025	4,218
Thereafter	1,459
$252,750
Time deposits of $250,000 or more totaled $46.2 million as of June 30, 2021 and $31.2 million as of December 31, 2020.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $82.1 million and $123.8 million as of June 30, 2021 and December 31, 2020, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $80.3 million as of June 30, 2021 and $95.8 million as of December 31, 2020.
Included in total deposits are state and municipal deposits totaling $38.6 million and $15.2 million as of June 30, 2021 and December 31, 2020, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
7.    BORROWED FUNDS
There were no borrowed funds as of June 30, 2021 or December 31, 2020.
FHLB advances are collateralized by the FHLB stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of June 30, 2021, the value of the other eligible assets had an estimated market value net of haircut totaling $1.4 billion (comprised of securities of $686.3 million and mortgage loans of $735.4 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of June 30, 2021 and June 30, 2020, we had 76,000 and 219,000 anti-dilutive shares, respectively.

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$10,408	$10,374	$22,597	$19,919
Dividends paid on preferred stock	—	—	—	—
Income attributable to common stock	$10,408	$10,374	$22,597	$19,919
Weighted average common shares outstanding, basic	31,136	31,023	31,109	31,217
Basic earnings per common share	$0.33	$0.33	$0.73	$0.64

Income attributable to common stock	$10,408	$10,374	$22,597	$19,919
Weighted average common shares outstanding, basic	31,136	31,023	31,109	31,217
Incremental shares from assumed conversion of options and RSUs	436	12	436	128
Weighted average common shares outstanding, diluted	31,572	31,035	31,545	31,345
Diluted earnings per common share	$0.33	$0.33	$0.72	$0.64

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of January 1, 2021, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of June 30, 2021 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,978,560	$13.03	4.4	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(951,800)	12.88	—
Outstanding, June 30, 2021	1,026,760	13.17	5.3	years	$2,529
Vested and Exercisable, June 30, 2021	1,026,760	$13.17	5.3	years	$2,529

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for June 30, 2021 and $0.2 million for the six months ended June 30, 2021, which is recorded within the Consolidated Statement of Income.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 595,706 shares were available for issuance as of June 30, 2021.

During the six months ended June 30, 2021, the Company granted 260,335 RSUs to employees under the Equity Plan and reserved 283,859 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

Of the 260,335 RSUs granted to employees, 213,348 RSUs time-vest ratably over three years and were granted at a fair value of $15.81 per share and 47,007 RSUs were performance-based and are more fully described below:

•The Company granted 23,464 performance-based RSUs at a fair value of $15.81 per share which vest subject to the achievement of the Company’s corporate goal for the three-year period from December 31, 2020 to December 31, 2023. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 35,196 shares, respectively.

•The Company granted 23,543 market-based RSUs at a fair value of $14.95 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 3, 2021 to February 2, 2024. The minimum and maximum awards that are achievable are 0 and 35,315 shares, respectively.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
A summary of the status of the Company’s employee RSUs as of June 30, 2021 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2020	290,637	$15.99
Awarded	260,355	15.81
Forfeited	(51,221)	13.02
Exercised	(60,757)	14.45
Unvested, June 30, 2021	439,014	$15.43

Of the 439,014 unvested RSUs on June 30, 2021, the minimum units that will vest, solely due to a service test, are 229,685. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 507,950.

Compensation expense attributable to the employee RSUs was $0.3 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $5.4 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.3 years.

During the six months ended June 30, 2021, the Company granted 28,710 RSUs to directors under the Equity Plan that vest after one year. The Company recorded an expense of $0.1 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was no unrecognized cost related to the non-vested RSUs granted to directors.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$10,490	$—	$10,490
GSE residential CMOs	—	380,348	—	380,348
GSE commercial certificates & CMO	—	430,611	—	430,611
Non-GSE residential certificates	—	15,955	—	15,955
Non-GSE commercial certificates	—	60,539	—	60,539
Other debt:
U.S. Treasury	202	—	—	202
ABS	—	846,059	—	846,059
Trust preferred	—	14,126	—	14,126
Corporate	—	66,396	—	66,396
Total assets carried at fair value	$202	$1,824,524	$—	$1,824,726

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$13,299	$—	$13,299
GSE residential CMOs	—	366,421	—	366,421
GSE commercial certificates & CMO	—	432,614	—	432,614
Non-GSE residential certificates	—	33,384	—	33,384
Non-GSE commercial certificates	—	44,968	—	44,968
Other debt:
U.S. Treasury	203	—	—	203
ABS	—	597,546	—	597,546
Trust preferred	—	13,773	—	13,773
Corporate	—	37,654	—	37,654
Total assets carried at fair value	$203	$1,539,659	$—	$1,539,862

The following tables summarize assets measured at fair value on a non-recurring basis:

	June 30, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$64,309	$—	$—	$64,309	$64,309
Other real estate owned	307	—	—	335	335
	$64,616	$—	$—	$64,644	$64,644

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$67,433	$—	$—	$67,433	$67,433
Other real estate owned	307	—	—	303	303
	$67,740	$—	$—	$67,736	$67,736

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$547,445	$547,445	$—	$—	$547,445
Available for sale securities	1,824,726	202	1,824,524	—	1,824,726
Held to maturity securities	624,826	—	81,351	540,603	621,954
Loans held for sale	8,230	—	—	8,230	8,230
Loans receivable, net	3,137,449	—	—	3,201,138	3,201,138
Resell agreements	141,651	—	—	141,651	141,651
Accrued interest and dividends receivable	22,648	—	22,648	—	22,648

Financial liabilities:
Deposits payable on demand	5,657,242	—	5,657,242	—	5,657,242
Time deposits	252,750	—	252,972	—	252,972
Accrued interest payable	276	—	276	—	276

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,769	$38,769	$—	$—	$38,769
Available for sale securities	1,513,409	203	1,539,659	—	1,539,862
Held to maturity securities	494,449	—	76,519	425,906	502,425
Loans held for sale	11,178	—	—	11,178	11,178
Loans receivable, net	3,447,306	—	—	3,566,742	3,566,742
Resell agreements	154,779	—	—	154,779	154,779
Accrued interest and dividends receivable	23,970	—	23,970	—	23,970

Financial liabilities:
Deposits payable on demand	5,066,687	—	5,066,687	—	5,066,687
Time deposits	272,025	—	272,451	—	272,451
Accrued interest payable	386	—	386	—	386

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	June 30, 2021	December 31, 2020
(In thousands)
Commitments to extend credit	$605,084	$455,541
Standby letters of credit	16,118	17,910
Total	$621,202	$473,451

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.1 million as of June 30, 2021 and $1.2 million as of December 31, 2020.
Investment Obligations
The Bank is party to agreements with Pace Funding Group LLC, or PFG, for the purchase of up to $375 million of property assessed clean energy, or PACE, assessment securities by the fourth quarter of 2021. Additionally, the Bank has an additional obligation up to $100 million for other PACE related purchases. These investments are to be held in the Company's held-to-maturity investment portfolio. As of June 30, 2021, we had fulfilled $262.6 million of these obligations. As of December 31, 2020, the Bank had fulfilled $165.4 million of our obligation. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of June 30, 2021. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
Real estate operating leases are presented as a right-of-use (“ROU”) asset and a related operating lease liability on the Consolidated Statements of Financial Condition. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the operating lease liabilities represent the obligation to make lease payments arising from the lease. The Company applied its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of the operating lease liability. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(In thousands)
Operating lease cost	$2,184	$2,766

Cash paid for amounts included in the measurement of operating leases liability	$2,493	$4,423
Weighted average remaining lease term on operating leases (in years)	5.2	6.2
Weighted average discount rate used for operating leases liability	3.25%	3.26%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of June 30, 2021:

(In thousands)
As of June 30, 2021
2021 remaining	$5,186
2022	10,705
2023	10,592
2024	10,215
2025	9,851
Thereafter	8,911
Total undiscounted operating lease payments	55,460
Less: present value adjustment	4,295
Total operating leases liability	$51,165

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
13.     GOODWILL AND INTANGIBLE ASSETS
Goodwill

In accordance with GAAP, the Company performs an annual test as of June 30 to identify potential impairment of goodwill, or more frequently if events or circumstances indicate a potential impairment may exist. If the carrying amount of the Company, as a sole reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess up to the amount of the recorded goodwill.

The Company performed its annual test based upon market data as of June 30, 2021 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2021. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At June 30, 2021 and December 31, 2020, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Bank’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2021 remaining	$603
2022	1,047
2023	888
2024	730
2025	574
Thereafter	913
Total	$4,755

Accumulated amortization of the core deposit intangible was $4.3 million as of June 30, 2021.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2021 and December 31, 2020
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of June 30, 2021, the Bank's maximum exposure to loss is $13.4 million.

	June 30, 2021	December 31, 2020
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$1,287	$6,735
Loans and letters of credit commitments	12,096	11,097
Funded portion of loans and letters of credit commitments	12,096	11,097

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Tax credits and other tax benefits recognized	$343	$1,860	$911	$1,860

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Holding Company Reorganization

Amalgamated Financial Corp., a Delaware public benefit corporation, was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Federal Reserve. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.

In this discussion, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank.
However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.

General

The following is a discussion of our consolidated financial condition as of June 30, 2021, as compared to December 31, 2020, and our results of operations for the three and six month periods ended June 30, 2021 and June 30, 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission on March 15, 2021. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 40% of our equity as of June 30, 2021. As of June 30, 2021, our total assets were $6.6 billion, our total loans, net of deferred fees and allowance were $3.1 billion, our total deposits were $5.9 billion, and our stockholders' equity was $548.2 million. As of June 30, 2021, our trust business held $39.2 billion in assets under custody and $16.6 billion in assets under management.
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
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders, as well as the members and stakeholders of these commercial customers. Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The Bank has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Bank is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector.

Continued impact of the COVID-19 pandemic on our business
The COVID-19 pandemic continues to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our clients. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted and continue to result in less economic activity, and volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operation. In addition, due to the COVID-19 pandemic, market interest rates have declined to and remain at historic lows. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, material adverse effects on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the rollout of vaccinations for the virus and its variants, whether such vaccinations will be effective against any resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routines. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

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

As a result of the temporary closures or reduced hours at several of our branches, we reassessed our branch network and permanently closed six branches due to low traffic. We expect to fully serve these affected customers through our remaining branch network and through our digital platform. We took a charge of $8.3 million related to these branch closures in 2020. However, we expect these closures to benefit our non-interest expenses by approximately $4.0 million annually once fully phased in over time.

As the pandemic subsides, we expect more of our employees to return to the office. There may be risks inherent in providing safe, effective working environments for our staff, including transport, building logistics, and working conditions.
Impacts on our loan portfolio

The disruption in economic activity across the United States, and particularly in New York, caused stress in the financial condition of both our consumer and commercial clients. As a result, we established programs offering payment deferrals for customers that needed assistance. In accordance with interagency guidance and the CARES Act, short term deferrals granted due to the COVID-19 pandemic are not considered troubled debt restructurings (“TDRs”) unless the borrower was experiencing financial difficulty prior to the pandemic. The CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. In addition, under the terms of these deferral agreements, the loans will not be reported as past due or as non-accrual for the agreed upon term of the deferral, unless additional information becomes available that indicates the loan will not perform as expected when the deferral is complete. Interest will continue to accrue during the deferral period. In general, the interest and principal originally due during the deferral period will be due at the contractual end of the loan. If the loan does not exit deferral and does not continue to pay according to contractual terms, the loan will then be considered as any other loan that is past due or not in agreement with contractual terms, and additional allowance and reversal of related accrued interest will likely be required for these loans.

As of June 30, 2021, the Company had $4.0 million in loans on payment deferral and still accruing interest, the majority of which were residential loans, and none were commercial loans.

No COVID-19 related loan deferrals were graded as criticized by our internal grading system solely on the basis of the deferral request, nor was any related additional allowance recorded. We continue to accrue interest on all COVID-19 related loan deferrals for up to six months. As of June 30, 2021, the accrued interest balance on COVID-19 related loans where balances were still on deferral was $4.7 million.
Other impacts on our results of operation and financial condition

In addition to the factors above, we believe the following factors may impact our earnings, though we are unable to quantify the impacts at this time:

•Increased allowance related to loans that continue to be impacted by the economy after the payment deferral periods end
•Lower net interest margin due to the Federal Reserve’s decision to hold rate targets “near zero”; and
•Lower loan originations as the credit worthiness of borrowers may be impacted by the current economic environment

As of June 30, 2021, we had $12.9 million of goodwill. During the second quarter of 2021, we performed our annual impairment analysis and determined no goodwill impairment was required. However, we will continue to monitor the COVID-19 pandemic and the related economic fallout, including changes in our stock price, the Federal Reserve’s significant reduction in interest rates and other business and market considerations, which may require us to reevaluate our goodwill impairment analysis. Any goodwill impairment charges we incur could have a material adverse effect on our earnings for one reporting period, but would not impact our cash flow or regulatory capital levels.

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

Net income for the second quarter of 2021 was $10.4 million, or $0.33 per diluted share, compared to $10.4 million, or $0.33 per diluted share, for the second quarter of 2020.

Net income for the six months ended June 30, 2021 was $22.6 million, or $0.72 per diluted share, compared to $19.9 million, or $0.64 per diluted share, for same period in 2020. The $2.7 million increase was primarily due to a $18.4 million decrease in the provision for loan losses, partially offset by a $5.3 million decrease in net interest income, a $8.5 million decrease in non-interest income and a $0.9 million increase in non-interest expense.

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
Three Months Ended June 30, 2021 and 2020
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$510,473	$131	0.10%	$364,932	$83	0.09%
Securities and FHLB stock (1)	2,447,241	13,135	2.15%	1,834,892	11,812	2.59%
Total loans, net (2)(3)	3,162,896	30,156	3.82%	3,571,160	35,225	3.97%
Total interest earning assets	6,120,610	43,422	2.85%	5,770,984	47,120	3.28%
Non-interest earning assets:
Cash and due from banks	7,545			74,877
Other assets	266,613			224,531
Total assets	$6,394,768			$6,070,392

Interest bearing liabilities:
Savings, NOW and money market deposits	2,567,396	$1,174	0.18%	2,313,772	$1,755	0.31%
Time deposits	258,257	257	0.40%	370,969	926	1.00%
Total interest bearing liabilities	2,825,653	1,431	0.20%	2,684,741	2,681	0.40%
Non-interest bearing liabilities:
Demand and transaction deposits	2,909,554			2,746,529
Other liabilities	111,795			151,591
Total liabilities	5,847,002			5,582,861
Stockholders' equity	547,766			487,531
Total liabilities and stockholders' equity	$6,394,768			$6,070,392

Net interest income / interest rate spread		$41,991	2.65%		$44,439	2.88%
Net interest earning assets / net interest margin	$3,294,957		2.75%	$3,086,243		3.10%

Total Cost of Deposits			0.10%			0.20%
(1) Amounts include resell agreements
(2) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(3) Net interest margin includes prepayment penalty income in 2Q2021 and 2Q2020 of $504,469 and $239,190 respectively

Our net interest income was $42.0 million for the second quarter of 2021, compared to $44.4 million for the second quarter of 2020. The year-over-year decrease of $2.4 million, or 5.5%, was primarily attributable to a decrease in average loans of $408.3 million from the prepayment of residential and commercial loans and a 15 basis point decrease in yield due to lower yields on originations, partially offset by higher income on securities and lower interest expense on deposits.

Our net interest spread was 2.65% for the three months ended June 30, 2021, compared to 2.88% for the same period in 2020, a decrease of 23 basis points. Our net interest margin was 2.75% for the second quarter of 2021, a decrease of 35 basis points from 3.10% in the second quarter of 2020. The accretion of the loan mark from the loans we acquired in our New Resource Bank ("NRB") acquisition contributed two basis points to our net interest margin in the second quarter of 2021, compared to three basis points in the second quarter of 2020. Prepayment penalties earned through loan income contributed $0.5 million, or three basis points, to our net interest margin in the second quarter of 2021, compared to two basis points in the second quarter of 2020.

The yield on average earning assets was 2.85% for the three months ended June 30, 2021, compared to 3.28% for the same period in 2020, a decrease of 43 basis points. This decrease was driven primarily by a decrease in yields on loans and securities due to a decrease in the Federal Funds rate.

The average rate on interest-bearing liabilities was 0.20% for the three months ended June 30, 2021, a decrease of 20 basis points from the same period in 2020, which was primarily due to a decrease in the rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 51% of average deposits for the three months ended June 30, 2021, contributing to a total cost of deposits of 10 basis points in the second quarter of 2021.

Six Months Ended June 30, 2021 and 2020
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$445,340	$221	0.10%	$275,107	$479	0.35%
Securities and FHLB stock (1)	2,359,870	25,353	2.17%	1,689,870	24,434	2.91%
Total loans, net (2)(3)	3,228,235	61,265	3.83%	3,517,799	70,837	4.05%
Total interest earning assets	6,033,445	86,839	2.90%	5,482,776	95,750	3.51%
Non-interest earning assets:
Cash and due from banks	7,432			42,208
Other assets	272,930			223,643
Total assets	$6,313,807			$5,748,627

Interest bearing liabilities:
Savings, NOW and money market deposits	2,540,277	$2,395	0.19%	2,228,509	$4,492	0.41%
Time deposits	269,063	608	0.46%	376,011	2,104	1.13%
Total deposits	2,809,340	3,003	0.22%	2,604,520	6,596	0.51%
Federal Home Loan Bank advances	249	—	0.00%	3,187	27	1.70%
Total interest bearing liabilities	2,809,589	3,003	0.22%	2,607,707	6,623	0.51%
Non-interest bearing liabilities:
Demand and transaction deposits	2,848,401			2,523,764
Other liabilities	110,654			122,450
Total liabilities	5,768,644			5,253,921
Stockholders' equity	545,163			494,706
Total liabilities and stockholders' equity	$6,313,807			$5,748,627

Net interest income / interest rate spread		$83,836	2.68%		$89,127	3.00%
Net interest earning assets / net interest margin	$3,223,856		2.80%	$2,875,069		3.27%

Total Cost of Deposits			0.11%			0.26%
(1) Amounts include resell agreements
(2) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(3) Net interest margin includes prepayment penalty income in June YTD 2021 and June YTD 2020 of $1,146,356, and $1,000,758 respectively
Our net interest income was $83.8 million for the six months ended June 30, 2021, compared to $89.1 million for the same period in 2020. The year-over-year decrease of $5.3 million, or 5.9%, was primarily attributable to a decrease in average loans of $289.6 million and lower yields earned on interest bearing assets. These impacts are partially offset by an increase in average securities of
$670.0 million, and a decrease in average rates paid on deposits.

Our net interest spread was 2.68% for the six months ended June 30, 2021, compared to 3.00% for the same period in 2020, a decrease of 32 basis points. Our net interest margin was 2.80% for the six months ended June 30, 2021, a decrease of 47 basis points from 3.27% in the same period in 2020.

The yield on average earning assets was 2.90% for the six months ended June 30, 2021, compared to 3.51% for the same period in 2020, a decrease of 61 basis points. This decrease was driven primarily by a decrease in yields on loans and securities due to a decrease in the Federal Funds rate.

The average rate on interest-bearing liabilities, comprised almost entirely of deposits, was 0.22% for the six months ended June 30, 2021, a decrease of 29 basis points from the same period in 2020, which was primarily due to the mix of deposits shifting from higher cost CDs to lower cost money market deposits and a decrease in rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 51% of average deposits for the six months ended June 30, 2021, contributing to a total cost of deposits of 11 basis points in the first six months of 2021.

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

	Three Months Ended June 30, 2021 over June 30, 2020			Six Months Ended June 30, 2021 over June 30, 2020
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$35	$13	$48	$112	$(370)	$(258)
Securities and FHLB stock	3,649	(2,326)	1,323	8,286	(7,367)	919
Total loans, net	(3,887)	(1,182)	(5,069)	(5,835)	(3,737)	(9,572)
Total interest income	(203)	(3,495)	(3,698)	2,563	(11,474)	(8,911)

Interest bearing liabilities:
Savings, NOW and money market deposits	129	(710)	(581)	330	(2,427)	(2,097)
Time deposits	(151)	(518)	(669)	(321)	(1,175)	(1,496)
Total deposits	(22)	(1,228)	(1,250)	9	(3,602)	(3,593)
Federal Home Loan Bank advances	(27)	27	—	—	(27)	(27)
Total borrowings	(27)	27	—	—	(27)	(27)
Total interest expense	(49)	(1,201)	(1,250)	9	(3,629)	(3,620)
Change in net interest income	$(154)	$(2,294)	$(2,448)	$2,554	$(7,845)	$(5,291)
Provision for Loan Losses

We establish an allowance for loan losses through a provision for loan losses charged as an expense in our Consolidated Statements of Income. The provision for loan losses is the amount of expense that, based on our judgment, is required to maintain the allowance at an adequate level to absorb probable incurred losses inherent in the loan portfolio at the balance sheet date and that, in management’s judgment, is appropriate under GAAP. Our determination of the amount of the allowance and corresponding provision for loan losses considers ongoing evaluations of the credit quality and level of credit risk inherent in our loan portfolio, levels of nonperforming loans and charge-offs, statistical trends and economic and other relevant factors. The allowance is increased by provisions charged to expense and decreased by recoveries of provisions released from expense or by actual charge-offs, net of recoveries on prior loan charge-offs. In accordance with accounting guidance for business combinations, we recorded all loans acquired in the NRB acquisition at their estimated fair value at the date of acquisition with no carryover of the related allowance.

Three Months Ended June 30, 2021 and 2020

Our provision for loan losses totaled an expense of $1.7 million for the second quarter of 2021 compared to an expense of $8.2 million for the same period in 2020. The expense in the second quarter of 2021 was primarily driven by an increase in allowance due to an increase of specific reserves for C&I loans, countered by net balance reductions.
Six Months Ended June 30, 2021 and 2020

Our provisions for loan losses totaled a recovery of $1.6 million for the six months ended June 30, 2021, compared to an expense of $16.8 million for the same period in 2020. The recovery for the six months ended June 30, 2021 was primarily driven by a release of allowance for loan loss due to lower loan balances, and the upgrade of one construction loan to a pass rating, countered by an increase in allowance due to an increase of specific reserves for C&I loans.
For a further discussion of the allowance, see “Allowance for Loan Losses” below.
Non-Interest Income
Our non-interest income includes Trust Department fees, which consist of fees received in connection with investment advisory and custodial management services of investment accounts, service fees charged on deposit accounts, income on BOLI, gain or loss on sales of securities, sales of loans, and other real estate owned, income from equity method investments, and other income.
The following table presents our non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Trust Department fees	$3,292	$3,980	$7,118	$8,066
Service charges on deposit accounts	2,296	1,850	4,475	4,261
Bank-owned life insurance	531	1,111	1,319	1,495
Gain (loss) on sale of investment securities available for sale, net	321	486	342	985
Gain (loss) on sale of loans, net	720	162	1,426	297
Gain (loss) on other real estate owned, net	(407)	(283)	(407)	(306)
Equity method investments	(1,555)	1,289	(5,237)	1,289
Other income	129	76	290	1,702
Total non-interest income	$5,327	$8,671	$9,326	$17,789
Three Months Ended June 30, 2021 and 2020

Our non-interest income was $5.3 million for the second quarter of 2021, compared to $8.7 million for the same period in 2020, a decrease of $3.4 million, or 39.1%. This decrease was primarily due to a loss of $1.6 million related to equity method investments in the second quarter of 2021 compared to a $1.3 million gain in the same period in 2020. We primarily recognized the benefit of the tax credits in the second half of 2020, the initial year of the equity investment. We expect minimal losses in equity method investments during the remainder of 2021. These impacts do not include any benefits of new solar equity investments that we may make in the future.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.3 million in the second quarter of 2021, a decrease of $0.7 million, or 17.3%, from same period in 2020, which is primarily attributed to the low interest rate environment and pressure on fixed income. Our investment management business historically earned fees from a real-estate fund that we have been winding down since 2018 and from which we no longer earn fees beginning in 2021.

Six Months Ended June 30, 2021 and 2020

Our non-interest income was $9.3 million for the six months ended June 30, 2021, compared to $17.8 million for the same period in 2020, a decrease of $8.5 million, or 47.6%. This decrease is primarily due to a loss of $5.2 million on an equity investment in solar projects compared to a gain of $1.3 million in the comparable period in 2020, a $1.4 million gain on the sale of a branch recorded in other income in the prior period, and a $1.0 million decrease in Trust Department fees primarily attributed to the low interest rate environment and pressure on fixed income, partially offset by an increase of $1.1 million in gains on the sale of residential loans, which was volume driven, given the year over year growth in our residential loans held for sale portfolio.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Compensation and employee benefits, net	$16,964	$17,334	$35,003	$34,792
Occupancy and depreciation	3,352	4,241	6,853	9,747
Professional fees	3,211	1,988	6,871	4,971
Data processing	3,322	2,977	6,327	5,241
Office maintenance and depreciation	820	818	1,475	1,675
Amortization of intangible assets	302	342	604	685
Advertising and promotion	628	672	1,225	1,339
Other	2,796	2,696	5,831	4,889
Total non-interest expense	$31,395	$31,068	64,189	63,339

Three Months Ended June 30, 2021 and 2020
Our non-interest expense for the second quarter of 2021 was $31.4 million, an increase of $0.3 million, or 1.1%, from $31.1 million in the second quarter of 2020. The increase was primarily due to increases in data processing and professional fees as a result of the modernization of our Trust department and executive officer search, respectively, offset by decreases in occupancy and depreciation due to realization of cost savings from branch closures in the prior year.
Six Months Ended June 30, 2021 and 2020

Our non-interest expense for the six months ended June 30, 2021 was $64.2 million, an increase of $0.9 million, or 1.3%, from $63.3 million for the six months ended June 30, 2020. The increase was primarily due to the increase in professional fees mainly related to our holding company formation as well as executive search, an increase in data processing driven by the modernization of our Trust Department and increased transaction processing post COVID-19, and an increase in other expenses, offset by a decrease in branch occupancy expense attributed to branch closure expenses in the prior year and lower rent expense in the current year.

Income Taxes

Three Months Ended June 30, 2021 and 2020

We had a provision for income tax expense of $3.8 million for the second quarter of 2021, compared to $3.4 million for the second quarter of 2020. Our effective tax rate for the second quarter of 2021 was 26.9%, compared to 24.9% for the second quarter of 2020. The increase in our effective tax rate was driven by discrete events related to new states that we elected to begin filing taxes and an executive compensation disallowance.

Six Months Ended June 30, 2021 and 2020

We had a provision for income tax expense of $8.0 million for the six months ended June 30, 2021, compared to $6.9 million for the same period in 2020. Our effective tax rate was 26.0% for the six months ended June 30, 2021, compared to 25.6% for the same period in 2020. This was driven by the effective tax rate increase in Q2, explained above.

Financial Condition

Balance Sheet

Our total assets were $6.6 billion at June 30, 2021, compared to $6.0 billion at December 31, 2020. The increase of $0.6 billion was driven primarily by a $508.7 million increase in cash and cash equivalents, a $415.3 million increase in investment securities, which was partially offset by a $309.9 million decrease in loans receivable, net.
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
We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”). We invest in non-GSE securities, including PACE bonds, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.
Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at June 30, 2021 or at December 31, 2020. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At June 30, 2021 and December 31, 2020, we had available for sale securities of $1.8 billion and $1.5 billion, respectively. The $284.9 million increase was primarily from the purchase of asset-backed securities (“ABS”).
At June 30, 2021, our held to maturity securities portfolio primarily consisted of property assessed clean energy, or PACE bonds, tax-exempt municipal securities, GSE residential certificates and other debt. We carry these securities at amortized cost. We had held to maturity securities of $624.8 million at June 30, 2021, and $494.4 million at December 31, 2020.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2021, we evaluated those securities which had an unrealized loss for OTTI, and determined all of the decline in value to be temporary. There were $1.1 billion of investment securities with unrealized losses at June 30, 2021 of which none had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	June 30, 2021		December 31, 2020
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$10,490	0.4%	$13,299	0.7%
GSE residential CMOs	380,348	15.5%	366,421	18.0%
GSE commercial certificates & CMO	430,611	17.6%	432,614	21.3%
Non-GSE residential certificates	15,955	0.7%	33,384	1.6%
Non-GSE commercial certificates	60,539	2.5%	44,968	2.2%

Other debt:
U.S. Treasury	202	0.0%	203	0.0%
ABS	846,059	34.5%	597,546	29.3%
Trust preferred	14,126	0.6%	13,773	0.7%
Corporate	66,396	2.7%	37,654	1.9%
Total available for sale	1,824,726	74.5%	1,539,862	75.7%

Held to maturity:
Mortgage-related:
GSE residential certificates	$450	0.0%	$611	0.0%
Non GSE commercial certificates	191	0.0%	212	0.0%

Other debt:
PACE	545,795	22.3%	421,036	20.7%
Municipal	75,290	3.1%	67,490	3.3%
Other	3,100	0.1%	5,100	0.3%
Total held to maturity	624,826	25.5%	494,449	24.3%

Total securities	$2,449,552	100.0%	$2,034,311	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of June 30, 2021
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)

Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	—%	$10,217	1.9%
GSE residential CMOs	—	0.0%	—	0.0%	23,047	2.1%	347,536	1.6%
GSE commercial certificates & CMO	14,349	1.9%	8,493	2.4%	297,308	1.2%	101,792	2.1%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	15,880	1.9%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	60,474	1.4%

Other debt:
U.S. Treasury	200	1.7%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	8,358	1.2%	260,622	1.4%	572,113	1.8%
Trust preferred	—	0.0%	—	0.0%	14,629	0.7%	—	0.0%
Corporate	—	0.0%	15,966	4.8%	49,009	4.0%	—	0.0%

Held to maturity:
Mortgage-related:
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	450	3.5%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	191	5.6%

Other debt:
PACE	—	—%	—	—%	—	—%	545,795	4.3%
Municipal	—	0.0%	—	0.0%	9,329	1.1%	65,961	2.1%
Other	1,100	3.4%	2,000	3.3%	—	0.0%	—	0.0%

Total securities	$15,649	2.0%	$34,817	3.2%	$653,944	1.5%	$1,720,409	2.6%

(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings as of June 30, 2021:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	%Not Rated	Total
CLO Commercial & Industrial	$441,785	50%	2.9	100%	100%	0%	0%	0%	100%
Consumer	172,825	20%	4.5	0%	22%	11%	67%	0%	100%
Mortgage	134,394	20%	2.7	100%	100%	0%	0%	0%	100%
Student	97,055	10%	5.2	82%	94%	6%	0%	0%	100%
Total Securities:	$846,059	100%	3.4	77%	83%	3%	14%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $3.1 billion as of June 30, 2021 compared to $3.4 billion as of December 31, 2020. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the second quarter of 2021, we purchased $33.8 million of solar loans and $16.0 million of commercial loans that are unconditionally guaranteed by the United States government.
The following table sets forth the composition of our loan portfolio, as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021		December 31, 2020
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$619,037	19.5%	$677,192	19.5%
Multifamily mortgages	848,651	26.8%	947,177	27.2%
Commercial real estate mortgages	351,707	11.1%	372,736	10.7%
Construction and land development mortgages	42,303	1.3%	56,087	1.6%
Total commercial portfolio	1,861,698	58.7%	2,053,192	59.0%

Retail portfolio:
Residential real estate lending	1,085,791	34.3%	1,238,697	35.5%
Consumer and other	222,265	7.0%	190,676	5.5%
Total retail portfolio	1,308,056	41.3%	1,429,373	41.0%
Total loans	3,169,754	100.0%	3,482,565	100.0%

Net deferred loan origination costs (fees)	5,707		6,330
Allowance for loan losses	(38,012)		(41,589)
Total loans, net	$3,137,449		$3,447,306

Commercial loan portfolio
Our commercial loan portfolio comprised 58.7% of our total loan portfolio at June 30, 2021 and 59.0% of our total loan portfolio at December 31, 2020. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at June 30, 2021 by exposure was $3.5 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $619.0 million at June 30, 2021, which comprised 19.5% of our total loan portfolio. During the six months ended June 30, 2021, the C&I loan portfolio decreased by 8.6% from $677.2 million at December 31, 2020.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 79% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.

Our multifamily loans totaled $848.7 million at June 30, 2021, which comprised 26.8% of our total loan portfolio. During the six months ended June 30, 2021, the multifamily loan portfolio decreased by 10.4% from $947.2 million at December 31, 2020.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 24 borrowers financing owner‑occupied buildings which account for an aggregate total of $41 million in loans as of June 30, 2021.

Our CRE loans totaled $351.7 million at June 30, 2021, which comprised 11.1% of our total loan portfolio. During the six months ended June 30, 2021, the CRE loan portfolio decreased by 5.6% from $372.7 million at December 31, 2020.

Retail loan portfolio
Our retail loan portfolio comprised 41.3% of our loan portfolio at June 30, 2021 and 41.0% of our loan portfolio at December 31, 2020. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of June 30, 2021, 82% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 12% were purchased from two third parties on or after July 2014, and 6% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.1 billion at June 30, 2021, which comprised 83.0% of our retail loan portfolio and 34.3% of our total loan portfolio. In June 30, 2021, our residential real estate lending loans decreased by 12.3% from $1.2 billion at December 31, 2020.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $222.3 million at June 30, 2021, which comprised 7.0% of our total loan portfolio, compared to $190.7 million, or 5.5% of our total loan portfolio, at December 31, 2020.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at June 30, 2021 and December 31, 2020:

(In thousands)	One year or less	After one but within five years	After 5 years	Total
June 30, 2021:
Commercial Portfolio:
Commercial and industrial	$115,644	$207,039	$296,354	$619,037
Multifamily	122,940	448,701	277,010	848,651
Commercial real estate	61,568	253,440	36,699	351,707
Construction and land development	36,296	2,781	3,226	42,303

Retail Portfolio:
Residential real estate lending	447	2,033	1,083,311	1,085,791
Consumer and other	529	1,517	220,219	222,265
Total Loans	$337,424	$915,511	$1,916,819	$3,169,754

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$801,502	$1,268,359	$2,069,861
Floating or adjustable interest rates	114,009	648,460	762,469
Total Loans	$915,511	$1,916,819	$2,832,330

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2020:
Commercial Portfolio:
Commercial and industrial	$149,870	$266,209	$261,113	$677,192
Multifamily	127,009	496,107	324,061	947,177
Commercial real estate	58,124	259,664	54,948	372,736
Construction and land development	41,293	9,773	5,021	56,087

Retail Portfolio:
Residential real estate lending	450	1,834	1,236,413	1,238,697
Consumer and other	536	2,372	187,768	190,676
Total retail	$377,282	$1,035,959	$2,069,324	$3,482,565

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$870,644	$1,360,222	$2,230,865
Floating or adjustable interest rates	165,315	709,102	874,417
Total Loans	$1,035,959	$2,069,324	$3,105,282

Allowance for Loan Losses
We maintain the allowance at a level we believe is sufficient to absorb probable incurred losses in our loan portfolio given the conditions at the time. Management determines the adequacy of the allowance based on periodic evaluations of the loan portfolio and other factors, including end-of-period loan levels and portfolio composition, observable trends in nonperforming loans, our historical loan losses, known and inherent risks in the portfolio, underwriting practices, adverse situations that may impact a borrower’s ability to repay, the estimated value and sufficiency of any underlying collateral, credit risk grade assessments, loan impairment and economic conditions. These evaluations are inherently subjective as they require management to make material estimates, all of which may be susceptible to significant change. The allowance is increased by provisions for loan losses charged to expense and decreased by actual charge-offs, net of recoveries.
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
Impaired loans are individually identified and evaluated for impairment based on a combination of internally assigned risk ratings and a defined dollar threshold. If a loan is impaired, a specific reserve is applied to the loan so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria for individual evaluation are evaluated in homogeneous pools of loans with similar risk characteristics. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of June 30, 2021, the remaining Mark is $1.3 million. In addition, the ALLL includes $2.0 million on-balance-sheet and $95,000 off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition. Since the close of the NRB acquisition, we have charged off $1.5 million of commercial loans and as of June 30, 2021, there were $4.1 million of nonaccrual loans.
The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Balance at beginning of period	$36,662	$42,348	$41,589	$33,847
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	2	—	2
Multifamily	—	—	1,908	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	60	240	201	263
Consumer and other	836	487	1,176	791
Total loan charge-offs	896	729	3,285	1,056
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	3	2	207	3
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	1	—
Retail portfolio:
Residential real estate lending	544	151	1,039	363
Consumer and other	17	17	40	45
Total loan recoveries	564	170	1,287	411
Net (recoveries) charge-offs	332	559	1,998	645
Provision for (recovery of) loan losses	1,682	8,221	(1,579)	16,808
Balance at end of period	$38,012	$50,010	$38,012	$50,010

The allowance decreased $3.6 million to $38.0 million at June 30, 2021 from $41.6 million at December 31, 2020. The decrease was primarily due to decreases in loan balances. At June 30, 2021, we had $70.6 million of impaired loans for which a specific allowance of $6.3 million was made, compared to $80.5 million of impaired loans at December 31, 2020 for which a specific allowance of $6.2 million was made. The ratio of allowance to total loans was 1.20% for June 30, 2021 and 1.19% for December 31, 2020.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At June 30, 2021		At December 31, 2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$12,051	19.5%	$9,065	19.4%
Multifamily	$5,672	26.8%	$10,324	27.2%
Commercial real estate	$8,388	11.1%	$6,213	10.7%
Construction and land development	$1,490	1.3%	$2,077	1.6%
Total commercial portfolio	$27,601	58.7%	$27,679	58.9%

Retail Portfolio:
Residential real estate lending	$9,785	34.3%	$12,330	35.6%
Consumer and other	$626	7.0%	$1,580	5.5%
Total retail portfolio	$10,411	41.3%	$13,910	5.5%

Total allowance for loan losses	$38,012		$41,589

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
As a result of the COVID-19 pandemic, we have experienced a significant increase in the number of requests for temporary loan modifications. As of June 30, 2021, we had COVID-19 related loan payment deferrals or deferral requests in process totaling $4.0 million, of which none were in our commercial portfolio. We have granted these borrowers short-term concessions of three to six months in the form of payment deferrals. According to the interagency guidance and the CARES Act, loans modified during the COVID-19 pandemic are not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral is temporary in nature and the loans are expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets as of June 30, 2021 and December 31, 2020:

(In thousands)	June 30, 2021	December 31, 2020
Loans 90 days past due and accruing	$—	$1,404
Nonaccrual loans excluding held for sale loans and restructured loans	31,437	40,039
Troubled debt restructured loans - nonaccrual	20,494	20,885
Troubled debt restructured loans - accruing	18,683	19,553
Other real estate owned	307	306
Impaired securities	59	47
Total nonperforming assets	$70,980	$82,234

Nonaccrual loans:
Commercial and industrial	$14,561	$12,444
Multifamily	10,266	9,575
Commercial real estate	4,066	3,433
Construction and land development	—	11,184
Total commercial portfolio	28,893	36,636

Residential real estate lending	22,320	23,656
Consumer and other	718	632
Total retail portfolio	23,038	24,288
Total nonaccrual loans	$51,931	$60,924

Nonperforming assets to total assets	1.08%	1.38%
Nonaccrual assets to total assets	0.80%	1.02%
Nonaccrual loans to total loans	1.64%	1.75%
Allowance for loan losses to nonaccrual loans	73.20%	68.26%

Total nonperforming assets totaled $71.0 million at June 30, 2021 compared to $82.2 million at December 31, 2020. The decrease in nonperforming assets at June 30, 2021 compared to December 31, 2020 was primarily driven by the payoff of $11.2 million of non-accruing construction loans, and the decrease of $1.4 million of loans ninety days past due and accruing, partially offset by an increase of $2.1 million of non-accruing C&I loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $283.1 million, or 4.3% of total assets, at June 30, 2021, as follows: $280.2 million are commercial loans currently in workout that management expects will be rehabilitated; $3.6 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $3.3 million are residential 1-4 family or retail loans, with $408 thousand at 30 days delinquent, and $2.9 million at 60 days delinquent.
Resell Agreements
As of June 30, 2021, we have entered into $141.7 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.56%. As of December 31, 2020, we have entered into $154.8 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.25%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $24.3 million at June 30, 2021 and $27.9 million at December 31, 2020. As of June 30, 2021, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $5.9 billion at June 30, 2021, compared to $5.3 billion at December 31, 2020. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of June 30, 2021 and December 31, 2020, we had approximately $791.3 million and $602.8 million, respectively, in political deposits which are primarily in demand deposits.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at June 30, 2021 are summarized as follows:

Maturities as of June 30, 2021
(In thousands)
Within three months	$64,544
After three but within six months	39,834
After six months but within twelve months	27,569
After twelve months	40,425
$172,372

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of June 30, 2021 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.
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

Change in Market Interest Rates as of June 30, 2021	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	7.9%	77,756	35.1%	61,538
+300 basis points	12.7%	125,588	31.6%	55,549
+200 basis points	14.2%	140,769	24.5%	42,951
+100 basis points	10.2%	101,172	13.3%	23,266
-100 basis points	-15.4%	(152,102)	-13.7%	(23,990)
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
At June 30, 2021, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $547.4 million, or 8.3% of total assets, compared to $38.8 million, or 0.6% of total assets at December 31, 2020. Our available for sale securities at June 30, 2021 were $1.8 billion, or 27.8% of total assets, compared to $1.5 billion, or 25.8% of total assets at December 31, 2020. Investment securities with an aggregate fair value of $99.8 million at June 30, 2021 were pledged to secure public deposits and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2021, we had no advances from the FHLB and a remaining credit availability of $1.4 billion. In addition, we maintain borrowing capacity of approximately $88.4 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources

Total stockholders’ equity at June 30, 2021 was $548.2 million, compared to $535.8 million at December 31, 2020, an increase of $12.4 million. The increase was primarily driven by $22.6 million of net income, partially offset by $5.0 million of dividends and $1.5 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and $3.7 million decrease in additional paid-in capital, which was primarily driven by $2.5 million of common stock that was purchased as part of the Company's share repurchase program in the first half of 2021.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
June 30, 2021
Consolidated:
Total capital to risk weighted assets	$545,308	14.68%	$297,095	8.00%	$371,369	10.00%
Tier I capital to risk weighted assets	506,152	13.63%	222,821	6.00%	297,095	8.00%
Tier I capital to average assets	506,152	7.93%	255,171	4.00%	318,964	5.00%
Common equity tier 1 to risk weighted assets	506,152	13.63%	167,116	4.50%	241,390	6.50%
Bank:
Total capital to risk weighted assets	$543,621	14.64%	$297,095	8.00%	$371,369	10.00%
Tier I capital to risk weighted assets	504,465	13.58%	222,821	6.00%	297,095	8.00%
Tier I capital to average assets	504,465	7.91%	148,548	4.00%	185,685	5.00%
Common equity tier 1 to risk weighted assets	504,465	13.58%	167,116	4.50%	241,390	6.50%

December 31, 2020
Bank(2):
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier I capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier I capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
(2) As the Reorganization was formed in 2021, the prior period numbers presented are for the Bank.
As of June 30, 2021, the Company and the Bank were categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.
Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of June 30, 2021 and December 31, 2020:

June 30, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$55,460	$5,186	$21,297	$20,066	$8,911
Purchase Obligations	35,137	2,662	9,224	9,224	14,027
Certificates of Deposit	252,750	147,752	87,291	16,248	1,459
	$343,347	$155,600	$117,812	$45,538	$24,397

December 31, 2020
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$58,146	$9,806	$19,749	$19,679	$8,912
Purchase Obligations	36,437	3,962	9,224	9,224	14,027
Certificates of Deposit	272,025	231,239	32,236	7,825	725
	$366,608	$245,007	$61,209	$36,728	$23,664

Investment Obligations
We are party to agreements with Pace Funding Group LLC, or PFG, for the purchase of up to $375 million of property assessed clean energy, or PACE, assessment securities by the fourth quarter of 2021. Additionally, the Bank has an additional obligation up to $100 million for other PACE related purchases. These investments are to be held in the Company's held-to-maturity investment portfolio. As of June 30, 2021, we had fulfilled $262.6 million of these obligations. As of December 31, 2020, we had fulfilled $165.4 million of our obligation. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk as of June 30, 2021 from that presented in the 2020 Annual Report. Our interest rate sensitivity position at June 30, 2021 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of June 30, 2021. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.

We are subject to certain pending and threatened legal proceedings that arise out of the ordinary course of business. Additionally, we, like all banking organizations, are subject to regulatory examinations and investigations. Based upon management’s current knowledge, following consultation with legal counsel, in the opinion of management, there is no pending or threatened legal matter that would result in a material adverse effect on our consolidated financial condition or results of operation, either individually or in the aggregate.

Item 1A.    Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended June 30, 2021 by or on behalf of the Company or any "affiliate purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
April 1 through April 30, 2021	16,989	16.73	—	10,000,000
May 1 through May 31, 2021	158,957	$16.23	154,049	7,499,476
June 1 through June 30, 2021	11,379	16.35	—	7,499,476
Total	187,325	$16.28	154,049
(1) Includes shares withheld by the Bank to pay the taxes associated with the vesting of stock options. There were 33,276 shares withheld for taxes during the quarter.

(2) Effective April 13, 2021, the Company’s Board of Directors authorized a share repurchase program authorizing the repurchase of up to $10 million of the Company's outstanding common stock over the next one-year period. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $2.5 million of common stock were purchased during the second quarter of 2021.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

3.2	Bylaws of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

10.1
Employment Agreement dated May 10, 2021 by and among Amalgamated Financial Corp., Amalgamated Bank and Priscilla Sims Brown (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.'s Current Report on Form 8-K filed with the SEC on May 11, 2021).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the quarters ended June 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended June 30, 2021, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

August 6, 2021	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2021	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)