Form 10-Q
period 2021-09-30
Amalgamated Financial Corp.
filed 2021-11-09
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of November 9, 2021, the Registrant had 31,096,896 shares of common stock outstanding at $0.01 par value per share.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “anticipate,” “intend,” “could,” “should,” “would,” “believe,” “project,” “plan,” “goal,” “target,” “potential,” “pro-forma,” “seek,” “contemplate,” “expect,” “estimate,” and “continue,” or the negative thereof as well as other similar words and expressions of the future. These forward-looking statements include statements related to (i) our plans, objectives, strategies, projected growth, anticipated future financial performance (including underlying assumptions), and management’s long-term performance goals, (ii) the anticipated effects or consequences of various transactions or events on our results of operations and financial condition, including, but not limited to, statements regarding our outlook and expectations with respect to our planned merger with Amalgamated Investments Company (“AIC”) (the "merger"), the strategic and financial benefits of the merger, including the expected impact of the merger on the combined company’s scale, deposit franchise, growth and future financial performance, and the timing of the closing of the merger and (iii) our future performance, operations, products and services.
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
•the failure to obtain necessary regulatory approvals with respect to the merger when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);
•the failure of either company to satisfy any of the other closing conditions to the merger on a timely basis or at all;
•the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•the possibility that the anticipated benefits of the merger, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where we and AIC do business, or as a result of other unexpected factors or events;
•the impact of purchase accounting with respect to the merger, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•diversion of management’s attention from ongoing business operations and opportunities;
•potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the merger;
•the outcome of any legal proceedings that may be instituted against us and/or AIC in connection with the merger;
•the integration of our business and operations with AIC, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to our existing business or the existing business of AIC;
•business disruptions following the merger;
•other factors that may affect future results of the combined company including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; changes in general economic conditions, including due to the COVID-19 pandemic; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; and
•descriptions of assumptions underlying or relating to any of the foregoing.

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

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Cash and due from banks	$8,488	$7,736
Interest-bearing deposits in banks	681,758	31,033
Total cash and cash equivalents	690,246	38,769
Securities:
Available for sale, at fair value (amortized cost of $1,936,830 and $1,513,409, respectively)	1,955,502	1,539,862
Held-to-maturity (fair value of $727,161 and $502,425, respectively)	725,076	494,449
Loans held for sale	6,156	11,178
Loans receivable, net of deferred loan origination costs (fees)	3,123,329	3,488,895
Allowance for loan losses	(35,863)	(41,589)
Loans receivable, net	3,087,466	3,447,306

Resell agreements	130,434	154,779
Accrued interest and dividends receivable	23,337	23,970
Premises and equipment, net	12,447	12,977
Bank-owned life insurance	106,736	105,888
Right-of-use lease asset	34,819	36,104
Deferred tax asset	24,672	36,079
Goodwill	12,936	12,936
Other intangible assets	4,453	5,359
Equity investments	5,614	11,735
Other assets	39,871	47,240
Total assets	$6,859,765	$5,978,631
Liabilities
Deposits	$6,224,506	$5,338,711
Operating leases	50,416	53,173
Other liabilities	28,453	50,926
Total liabilities	6,303,375	5,442,810

Commitments and contingencies	—	—

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,096,896 and 31,049,525 shares issued and outstanding, respectively)	311	310
Additional paid-in capital	297,904	300,989
Retained earnings	246,665	217,213
Accumulated other comprehensive income (loss), net of income taxes	11,377	17,176
Total Amalgamated Financial Corp. stockholders' equity	556,257	535,688
Noncontrolling interests	133	133
Total stockholders' equity	556,390	535,821
Total liabilities and stockholders’ equity	$6,859,765	$5,978,631

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST AND DIVIDEND INCOME
Loans	$29,915	$35,602	$91,180	$106,440
Securities	14,612	11,473	39,876	35,772
Federal Home Loan Bank of New York stock	43	56	132	190
Interest-bearing deposits in banks	230	152	451	631
Total interest and dividend income	44,800	47,283	131,639	143,033
INTEREST EXPENSE
Deposits	1,413	2,049	4,416	8,645
Borrowed funds	—	—	—	27
Total interest expense	1,413	2,049	4,416	8,672
NET INTEREST INCOME	43,387	45,234	127,223	134,361
Provision for (recovery of) loan losses	(2,276)	3,394	(3,855)	20,202
Net interest income after provision for loan losses	45,663	41,840	131,078	114,159
NON-INTEREST INCOME
Trust Department fees	3,353	3,622	10,471	11,688
Service charges on deposit accounts	2,466	2,130	6,941	6,391
Bank-owned life insurance	539	1,227	1,858	2,722
Gain (loss) on sale of securities	413	619	755	1,605
Gain (loss) on sale of loans, net	280	903	1,706	1,200
Gain (loss) on other real estate owned, net	—	(176)	(407)	(482)
Equity method investments	(483)	4,297	(5,720)	5,586
Other	134	154	424	1,855
Total non-interest income	6,702	12,776	16,028	30,565
NON-INTEREST EXPENSE
Compensation and employee benefits	17,482	17,547	52,485	52,338
Occupancy and depreciation	3,440	9,908	10,293	19,655
Professional fees	2,348	2,202	9,219	7,173
Data processing	4,521	2,916	10,848	8,157
Office maintenance and depreciation	887	863	2,362	2,538
Amortization of intangible assets	301	342	905	1,027
Advertising and promotion	1,023	1,172	2,248	2,511
Other	3,032	2,927	8,863	7,817
Total non-interest expense	33,034	37,877	97,223	101,216
Income before income taxes	19,331	16,739	49,883	43,508
Income tax expense (benefit)	4,915	4,259	12,870	11,109
Net income	14,416	12,480	37,013	32,399
Net income attributable to Amalgamated Financial Corp.	$14,416	$12,480	$37,013	$32,399
Earnings per common share - basic	$0.46	$0.40	$1.19	$1.04
Earnings per common share - diluted	$0.46	$0.40	$1.17	$1.04

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$14,416	$12,480	$37,013	$32,399
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	94	73	(171)	220
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses)	(5,640)	11,706	(7,021)	18,149
Reclassification adjustment for losses (gains) realized in income	(421)	(620)	(760)	(1,604)
Net unrealized gains (losses) on securities available for sale	(6,061)	11,086	(7,781)	16,545
Other comprehensive income (loss), before tax	(5,967)	11,159	(7,952)	16,765
Income tax benefit (expense)	1,629	(3,106)	2,153	(4,667)
Total other comprehensive income (loss), net of taxes	(4,338)	8,053	(5,799)	12,098
Total comprehensive income (loss), net of taxes	$10,078	$20,533	$31,214	$44,497

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2021	$311	$297,283	$234,769	$15,715	$548,078	$133	$548,211
Net income	—	—	14,416	—	14,416	—	14,416
Cash dividend, $0.08 per share	—	—	(2,520)	—	(2,520)	—	(2,520)
Exercise of stock options	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	623	—	—	623	—	623
Other comprehensive income (loss), net of taxes	—	—	—	(4,338)	(4,338)	—	(4,338)
Balance at September 30, 2021	$311	$297,904	$246,665	$11,377	$556,257	$133	$556,390

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	37,013	—	37,013	—	37,013
Cash dividends, $0.24 per share	—	—	(7,561)	—	(7,561)	—	(7,561)
Repurchase of shares	(1)	(2,919)	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	2	(1,453)	—	—	(1,451)	—	(1,451)
Restricted stock unit vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	1,377	—	—	1,377	—	1,377
Other comprehensive income (loss), net of taxes	—	—	—	(5,799)	(5,799)	—	(5,799)
Balance at September 30, 2021	$311	$297,904	$246,665	$11,377	$556,257	$133	$556,390

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2020	$310	$299,997	$195,991	$7,270	$503,568	$134	$503,702
Net income	—	—	12,480	—	12,480	—	12,480
Cash dividend, $0.08 per share	—	—	(2,515)	—	(2,515)	—	(2,515)
Redemption of AREMCO class B shares	—	—	(4)	—	(4)	(1)	(5)
Stock-based compensation expense	—	782	—	—	782	—	782
Other comprehensive income (loss), net of taxes	—	—	—	8,053	8,053	—	8,053
Balance at September 30, 2020	$310	$300,779	$205,952	$15,323	$522,364	$133	$522,497

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$315	$305,738	$181,132	$3,225	$490,410	$134	$490,544
Net income	—	—	32,399	—	32,399	—	32,399
Cash dividend, $0.24 per share	—	—	(7,575)	—	(7,575)	—	(7,575)
Redemption of AREMCO class B shares	—	—	(4)	—	(4)	(1)	(5)
Shares issued under stock-based incentive plan	—	16	—	—	16	—	16
Repurchase of shares	(5)	(6,996)	—	—	(7,001)	—	(7,001)
Exercise of stock options	—	(155)	—	—	(155)	—	(155)
Stock-based compensation expense	—	2,176	—	—	2,176	—	2,176
Other comprehensive income (loss), net of taxes	—	—	—	12,098	12,098	—	12,098
Balance at September 30, 2020	$310	$300,779	$205,952	$15,323	$522,364	$133	$522,497

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,013	$32,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,746	5,330
Amortization of intangible assets	905	1,027
Deferred income tax expense (benefit)	5,373	(405)
Provision for (recovery of) loan losses	(3,855)	20,202
Stock-based compensation expense	1,377	2,176
Net amortization (accretion) on loan fees, costs, premiums, and discounts	2,407	1,906
Net amortization on securities	2,984	1,144
OTTI loss (gain) recognized in earnings	(5)	1
Net loss (income) from equity method investments	5,720	(5,586)
Net loss (gain) on sale of securities available for sale	(755)	(1,605)
Net loss (gain) on sale of loans	(1,706)	(1,200)
Net loss (gain) on sale of other real estate owned	407	482
Net loss (gain) on owned property held for sale	—	(1,394)
Net (gain) on redemption of bank-owned life insurance	(266)	(1,594)
Proceeds from sales of loans held for sale	103,186	80,553
Originations of loans held for sale	(96,478)	(105,450)
Decrease (increase) in cash surrender value of bank-owned life insurance	(1,592)	(1,128)
Decrease (increase) in accrued interest and dividends receivable	633	(3,650)
Decrease (increase) in other assets (1)	6,499	5,064
Increase (decrease) in accrued expenses and other liabilities (2)	(11,193)	(8,896)
Net cash provided by operating activities	53,400	19,376
CASH FLOWS FROM INVESTING ACTIVITIES
Originations or purchase of loans, net of principal repayments	361,309	(137,972)
Purchase of securities available for sale	(874,116)	(587,991)
Purchase of securities held to maturity	(315,969)	(184,840)
Proceeds from sales of securities available for sale	94,899	94,698
Maturities, principal payments and redemptions of securities available for sale	349,328	201,541
Maturities, principal payments and redemptions of securities held to maturity	82,505	35,662
Decrease (increase) in resell agreements	24,345	(103,222)
Purchase of equity method investments	626	(13,770)
Decrease (increase) of FHLBNY stock, net	214	3,105
Purchases of premises and equipment	(2,216)	(1,023)
Proceeds from redemption of bank-owned life insurance	1,010	2,934
Proceeds from sale of owned assets	—	1,613
Proceeds from sale of other real estate owned	2,275	20
Net cash (used in) provided by investing activities	(275,790)	(689,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	885,795	1,380,018
Net increase (decrease) in FHLB advances	—	(75,000)

Issuance of common stock	—	16
Redemption of AREMCO class B shares	—	(5)
Repurchase of shares	(2,920)	(7,001)
Dividends paid	(7,467)	(7,481)
Exercise of stock options, net	(1,451)	(155)
Restricted stock unit vesting, net	(90)	—
Net cash provided by financing activities	873,867	1,290,392
Increase (decrease) in cash, cash equivalents, and restricted cash	651,477	620,523
Cash, cash equivalents, and restricted cash at beginning of year	38,769	122,538
Cash, cash equivalents, and restricted cash at end period	$690,246	$743,061
Supplemental disclosures of cash flow information:
Interest paid during the period	$4,626	$9,600
Income taxes paid during the period	5,335	9,688
Supplemental non-cash investing activities:
Loans transferred to other real estate owned	2,682	—
Purchase (sale) of securities available for sale, net not settled	4,999	(27,560)

(1) Includes $1.3 million and $10.4 million of right of use asset amortization for the respective periods
(2) Includes $0.9 million and $1.5 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
1.    BASIS OF PRESENTATION AND CONSOLIDATION
Holding Company Reorganization

On March 1, 2021 (the “Effective Date”), Amalgamated Financial Corp., a Delaware public benefit corporation (the “Company”) acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered bank (the “Bank”), in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company. Prior to the Effective Date of the Reorganization, the Company conducted no operations other than obtaining regulatory approval for the Reorganization. Accordingly, there has been no significant financial activity at the parent company level as of September 30, 2021.

In this discussion, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date, the terms refer only to the Bank.
Pending Acquisition
On September  22, 2021, the Company announced it has entered into a definitive agreement to acquire Amalgamated Investments Company (“AIC“), the holding company for Amalgamated Bank of Chicago (“ABOC”) in an all-cash transaction for approximately $98.1 million, which includes an earnout of up to $1.1 million. The acquisition, which is expected to close late in the fourth quarter of 2021, is subject to customary closing conditions, including regulatory approval and the approval of AIC's shareholders. Approval of the acquisition by the Company's stockholders is not required for the transaction.
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

Basis of Accounting and Changes in Significant Accounting Policies
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, or GAAP and predominant practices within the banking industry. The Company uses the accrual basis of accounting for financial statement purposes.

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
September 30, 2021 and December 31, 2020
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
September 30, 2021 and December 31, 2020
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$53	$55	$159	$165
Change in obligation for other benefits	41	18	(330)	55
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	$94	$73	$(171)	$220
Income tax effect	(26)	(20)	29	(61)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	68	53	(142)	159
Unrealized holding gains (losses) on available for sale securities	$(5,640)	$11,706	$(7,021)	$18,149
Reclassification adjustment for losses (gains) realized in income	(421)	(620)	(760)	(1,604)
Change in unrealized gains (losses) on available for sale securities	(6,061)	11,086	(7,781)	16,545
Income tax effect	1,655	(3,086)	2,124	(4,606)
Net change in unrealized gains (losses) on available for sale securities	(4,406)	8,000	(5,657)	11,939

Total	$(4,338)	$8,053	$(5,799)	$12,098

The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2021	Current Period Change	Income Tax Effect	Balance as of September 30, 2021
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,056)	$(171)	$29	$(2,198)

Unrealized gains (losses) on available for sale securities	19,232	(7,781)	2,124	13,575
Total	$17,176	$(7,952)	$2,153	$11,377

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2021	2020	2021	2020
(In thousands)
Realized gains (losses) on sale of available for sale securities	$413	$619	$755	$1,605	Gain (loss) on sale of investment securities available for sale, net
Recognized gains (losses) on OTTI securities	8	—	5	(1)	Non-Interest Income - other
Income tax expense (benefit)	114	173	207	447	Income tax expense (benefit)
Total reclassifications, net of income tax	$307	$446	$553	$1,157

Prior service credit on pension plans and other postretirement benefits	$7	$7	$21	$21	Compensation and employee benefits
Income tax expense (benefit)	(2)	(2)	(6)	(6)	Income tax expense (benefit)
Total reclassifications, net of income tax	$5	$5	$15	$15

Total reclassifications, net of income tax	$312	$451	$568	$1,172

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of September 30, 2021 are as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available for sale:
Mortgage-related:
GSE residential certificates	$4,205	$197	$—	$4,402
GSE residential CMOs	419,019	7,769	(994)	425,794
GSE commercial certificates & CMO	384,271	7,600	(670)	391,201
Non-GSE residential certificates	39,785	55	(104)	39,736
Non-GSE commercial certificates	57,285	79	(304)	57,060
	904,565	15,700	(2,072)	918,193
Other debt:
U.S. Treasury	200	1	—	201
ABS	944,426	4,820	(896)	948,350
Trust preferred	14,630	—	(440)	14,190
Corporate	73,009	1,636	(77)	74,568
	1,032,265	6,457	(1,413)	1,037,309

Total available for sale	$1,936,830	$22,157	$(3,485)	$1,955,502

Held to maturity:
Mortgage-related:
GSE commercial certificates	$12,467	$—	$(413)	$12,054
GSE residential certificates	446	24	—	470
Non GSE commercial certificates	10,346	—	(182)	10,164
	23,259	24	(595)	22,688
Other debt:
PACE Assessments	627,195	1,098	—	628,293
Municipal	71,522	2,158	(599)	73,081
Other	3,100	—	(1)	3,099
	701,817	3,256	(600)	704,473
Total held to maturity	$725,076	$3,280	$(1,195)	$727,161

As of September 30, 2021, available for sale securities with a fair value of $917.4 million were pledged with $22.0 million held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York (“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
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

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of September 30, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$200	$201	$1,100	$1,100
Due after one year through five years	21,000	21,352	2,000	1,999
Due after five years through ten years	364,701	365,646	—	—
Due after ten years	646,364	650,110	698,717	701,374
	$1,032,265	$1,037,309	$701,817	$704,473

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Three Months Ended,		Nine Months Ended,
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(In thousands)
Proceeds	$31,603	$42,277	$94,899	$94,698

Realized gains	$477	$856	$1,040	$2,111
Realized losses	(64)	(237)	(285)	(506)
Net realized gains (losses)	$413	$619	$755	$1,605

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

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of September 30, 2021 and December 31, 2020, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	September 30, 2021
	Less Than Twelve Months		Twelve Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$140,726	$(994)	$—		$—	$140,726	$(994)
GSE commercial certificates & CMO	63,645	(567)	170,426		(103)	234,071	(670)
Non-GSE residential certificates	35,547	(104)	—		—	35,547	(104)
Non-GSE commercial certificates	24,721	(294)	10,966		(10)	35,687	(304)
Other debt:
ABS	183,785	(623)	74,047		(273)	257,832	(896)
Trust preferred	—	—	14,190		(440)	14,190	(440)
Corporate	16,923	(77)	—		—	16,923	(77)
Total available for sale	$465,347	$(2,659)	$269,629		$(826)	$734,976	$(3,485)

Held to maturity:
Mortgage-related:
GSE commercial certificates	$12,054	$(413)	$—	$—	$—	$12,054	$(413)
Non GSE commercial certificates	9,970	(182)	—	—	—	9,970	(182)
Other debt:
Municipal	20,164	(599)	—		—	20,164	(599)
Other	3,099	(1)	—		—	3,099	(1)
Total held to maturity	$45,287	$(1,195)	$—		$—	$45,287	$(1,195)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-related:
GSE residential CMOs	$31,106	$(35)	$12,910	$(17)	$44,016	$(52)
GSE commercial certificates & CMO	116,667	(287)	75,126	(135)	191,793	(422)
Non-GSE residential certificates	2,138	(9)	3,077	(8)	5,215	(17)
Non-GSE commercial certificates	47	—	29,207	(323)	29,254	(323)
Other debt:
ABS	3,010	(1)	298,410	(1,871)	301,420	(1,872)
Trust preferred	—	—	13,773	(854)	13,773	(854)
Corporate	6,998	(2)	—	—	6,998	(2)
	$159,966	$(334)	$432,503	$(3,208)	$592,469	$(3,542)
The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
rate securities will increase. Management considers that the temporary impairment of the Company’s investments in trust preferred securities (“TruPs”) as of September 30, 2021 is primarily due to a widening of credit spreads since the time these investments were acquired, as well as market uncertainty for this class of investments. All of the TruPs were rated investment grade by not less than three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.

As of September 30, 2021, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $380.0 million with an unrealized loss of $2.1 million. These securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. We have had no losses on any PACE bonds and are not aware of any losses in the sector given the low LTV position. Management considers that the temporary impairment of these investments as of September 30, 2021 is primarily due to an increase in market spreads since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of September 30, 2021, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2021. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
During the three months ended September 30, 2021, the Company recorded $7.5 thousand OTTI, compared to a $0.3 thousand OTTI for the same period in 2020. For the nine months ended September 30, 2021, the Company recorded $4.8 thousand OTTI, compared to a $0.9 thousand OTTI for the same period in 2020.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of September 30, 2021; however, it is possible that the Company may recognize OTTI in future periods.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
5.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	September 30, 2021	December 31, 2020
(In thousands)
Commercial and industrial	$628,388	$677,192
Multifamily	826,143	947,177
Commercial real estate	346,996	372,736
Construction and land development	34,863	56,087
Total commercial portfolio	1,836,390	2,053,192
Residential real estate lending	1,032,947	1,238,697
Consumer and other	249,050	190,676
Total retail portfolio	1,281,997	1,429,373
Total loans receivable	3,118,387	3,482,565
Net deferred loan origination costs (fees)	4,942	6,330
Total loans receivable, net of deferred loan origination costs (fees)	3,123,329	3,488,895
Allowance for loan losses	(35,863)	(41,589)
Total loans receivable, net	$3,087,466	$3,447,306

The following table presents information regarding the quality of the Company’s loans as of September 30, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$7,710	$13,709	$—	$21,419	$—	$606,969	$628,388
Multifamily	3,689	6,079	—	9,768	—	816,375	826,143
Commercial real estate	20,000	4,023	—	24,023	—	322,973	346,996
Construction and land development	—	—	—	—	—	34,863	34,863
Total commercial portfolio	31,399	23,811	—	55,210	—	1,781,180	1,836,390
Residential real estate lending	2,011	20,797	—	22,808	—	1,010,139	1,032,947
Consumer and other	1,971	886	—	2,857	—	246,193	249,050
Total retail portfolio	3,982	21,683	—	25,665	—	1,256,332	1,281,997
	$35,381	$45,494	$—	$80,875	$—	$3,037,512	$3,118,387

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
The following table presents information regarding the quality of the Company’s loans as of December 31, 2020:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$12,444	$1,404	$13,848	$—	$663,344	$677,192
Multifamily	3,590	9,575	—	13,165	—	934,012	947,177
Commercial real estate	10,574	3,433	—	14,007	—	358,729	372,736
Construction and land development	9,974	11,184	—	21,158	—	34,929	56,087
Total commercial portfolio	24,138	36,636	1,404	62,178	—	1,991,014	2,053,192
Residential real estate lending	19,526	23,280	—	42,806	376	1,195,515	1,238,697
Consumer and other	1,015	632	—	1,647	—	189,029	190,676
Total retail portfolio	20,541	23,912	—	44,453	376	1,384,544	1,429,373
	$44,679	$60,548	$1,404	$106,631	$376	$3,375,558	$3,482,565

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
September 30, 2021 and December 31, 2020
the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

As of September 30, 2021, the Company had $16.7 million in loans remaining on a payment deferral program and still accruing interest, the majority of which represent two performing commercial loans requesting additional deferrals.

The following table presents information regarding the Company’s TDRs as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$1,553	$11,149	$12,702	$1,648	$12,116	$13,764
Commercial real estate	—	3,233	3,233	—	3,433	3,433
Construction and land development	7,476	—	7,476	—	2,682	2,682
Residential real estate lending	12,929	6,152	19,081	17,905	2,654	20,559
	$21,958	$20,534	$42,492	$19,553	$20,885	$40,438
The following tables summarize the Company’s loan portfolio by credit quality indicator as of September 30, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$579,429	$22,655	$25,850	$454	$628,388
Multifamily	696,898	83,851	42,221	3,173	826,143
Commercial real estate	243,903	26,815	76,278	—	346,996
Construction and land development	27,387	—	7,476	—	34,863
Residential real estate lending	1,011,856	294	20,797	—	1,032,947
Consumer and other	248,164	—	886	—	249,050
Total loans	$2,807,637	$133,615	$173,508	$3,627	$3,118,387
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2020:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$627,553	$16,407	$32,770	$462	$677,192
Multifamily	775,605	138,090	33,482	—	947,177
Commercial real estate	276,712	41,420	54,604	—	372,736
Construction and land development	28,967	15,936	11,184	—	56,087
Residential real estate lending	1,215,417	—	23,280	—	1,238,697
Consumer and other	190,044	—	632	—	190,676
Total loans	$3,114,298	$211,853	$155,952	$462	$3,482,565
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
September 30, 2021 and December 31, 2020
In addition, residential loans are classified utilizing an inter-agency methodology that incorporates the extent of delinquency. Assigned risk rating grades are continuously updated as new information is obtained.
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of September 30, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$16,148	$6,079	$4,023	$7,476	$33,726	$—	$67,452
Collectively evaluated for impairment	612,240	820,064	342,973	27,387	999,221	249,050	3,050,935
Total loans	$628,388	$826,143	$346,996	$34,863	$1,032,947	$249,050	$3,118,387

Allowance for loan losses:
Individually evaluated for impairment	$5,309	$250	$—	$—	$935	$—	$6,494
Collectively evaluated for impairment	8,170	4,878	7,604	487	8,002	228	29,369
Total allowance for loan losses	$13,479	$5,128	$7,604	$487	$8,937	$228	$35,863
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2020:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,706	$9,575	$3,433	$11,184	$41,579	$—	$80,477
Collectively evaluated for impairment	662,486	937,602	369,303	44,903	1,197,118	190,676	3,402,088
Total loans	$677,192	$947,177	$372,736	$56,087	$1,238,697	$190,676	$3,482,565

Allowance for loan losses:
Individually evaluated for impairment	$3,118	$1,933	$—	$—	$1,187	$—	$6,238
Collectively evaluated for impairment	5,947	8,391	6,213	2,077	11,143	1,580	35,351
Total allowance for loan losses	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
The activities in the allowance by portfolio for the three months ended September 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012
Provision for (recovery of) loan losses	1,385	(544)	(470)	(963)	(1,677)	(7)	(2,276)
Charge-offs	—	—	(314)	—	(29)	(420)	(763)
Recoveries	2	—	—	1	858	29	890
Ending Balance	$13,479	$5,128	$7,604	$487	$8,937	$228	$35,863

The activities in the allowance by portfolio for the three months ended September 30, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$15,444	$7,063	$5,977	$3,276	$16,440	$1,810	$50,010
Provision for (recovery of) loan losses	1,322	1,382	2,161	(590)	(1,134)	253	3,394
Charge-offs	(78)	—	(3,787)	(970)	(188)	(515)	(5,538)
Recoveries	1	—	—	1	119	85	206
Ending Balance	$16,689	$8,445	$4,351	$1,717	$15,237	$1,633	$48,072

The activities in the allowance by portfolio for the nine months ended September 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	4,205	(3,288)	1,705	(1,592)	(5,060)	175	(3,855)
Charge-offs	—	(1,908)	(314)	—	(230)	(1,596)	(4,048)
Recoveries	209	—	—	2	1,897	69	2,177
Ending Balance	$13,479	$5,128	$7,604	$487	$8,937	$228	$35,863

The activities in the allowance by portfolio for the nine months ended September 30, 2020 are as follows:

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847
Provision for (recovery of) loan losses	5,638	3,235	5,646	1,878	1,058	2,747	20,202
Charge-offs	(79)	—	(3,787)	(970)	(452)	(1,306)	(6,594)
Recoveries	4	—	—	1	482	130	617
Ending Balance	$16,689	$8,445	$4,351	$1,717	$15,237	$1,633	$48,072
The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of and for the year ended September 30, 2021 and December 31, 2020:

	September 30, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$14,564	$17,695	$19,593	$—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,023	3,728	4,846	—
	26,063	30,753	31,915	—
Loans with a related allowance:
Residential real estate lending	19,162	19,958	23,949	935
Multifamily	6,079	7,827	8,024	250
Commercial and industrial	16,148	15,427	33,719	5,309
	41,389	43,212	65,692	6,494
Total individually impaired loans:
Residential real estate lending	33,726	37,653	43,542	935
Multifamily	6,079	7,827	8,024	250
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,023	3,728	4,846	—
Commercial and industrial	16,148	15,427	33,719	5,309
	$67,452	$73,965	$97,607	$6,494

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020

	December 31, 2020
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$20,824	$12,660	$20,898	$—
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
	35,441	26,198	37,125	—
Loans with a related allowance:
Residential real estate lending	20,755	22,151	24,680	1,187
Multifamily	9,575	4,788	9,589	1,933
Commercial and industrial	14,706	19,788	27,210	3,118
	45,036	46,727	61,479	6,238
Total individually impaired loans:
Residential real estate lending	41,579	34,811	45,578	1,187
Multifamily	9,575	4,788	9,589	1,933
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
Commercial and industrial	14,706	19,788	27,210	3,118
	$80,477	$72,925	$98,604	$6,238

As of September 30, 2021 and December 31, 2020, mortgage loans with an unpaid principal balance of $0.9 billion and $1.2 billion respectively, are pledged to the FHLB to secure outstanding advances and letters of credit.

There were $463,000 in related party loans outstanding as of September 30, 2021 compared to no related party loans for December 31, 2020.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
6.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$3,189,155	0.00%	$2,603,274	0.00%
NOW accounts	206,610	0.08%	205,653	0.06%
Money market deposit accounts	2,241,914	0.12%	1,914,391	0.13%
Savings accounts	364,568	0.11%	343,368	0.12%
Time deposits	222,259	0.32%	272,025	0.86%
	$6,224,506	0.06%	$5,338,711	0.10%

The scheduled maturities of time deposits as of September 30, 2021 are as follows:

(In thousands)
2021	$83,321
2022	115,523
2023	11,667
2024	6,194
2025	3,932
Thereafter	1,622
$222,259
Time deposits of $250,000 or more totaled $44.2 million as of September 30, 2021 and $31.2 million as of December 31, 2020.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $66.7 million and $123.8 million as of September 30, 2021 and December 31, 2020, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $94.7 million as of September 30, 2021 and $95.8 million as of December 31, 2020.
Included in total deposits are state and municipal deposits totaling $47.9 million and $15.2 million as of September 30, 2021 and December 31, 2020, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
7.    BORROWED FUNDS
There were no borrowed funds as of September 30, 2021 or December 31, 2020.
FHLB advances are collateralized by the FHLB stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of September 30, 2021, the value of the other eligible assets had an estimated market value net of haircut totaling $1.4 billion (comprised of securities of $671.6 million and mortgage loans of $698.0 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of September 30, 2021 and September 30, 2020, we had 368,000 and 79,000 anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$14,416	$12,480	$37,013	$32,399
Dividends paid on preferred stock	—	—	—	—
Income attributable to common stock	$14,416	$12,480	$37,013	$32,399
Weighted average common shares outstanding, basic	31,094	31,050	31,216	31,161
Basic earnings per common share	$0.46	$0.40	$1.19	$1.04

Income attributable to common stock	$14,416	$12,480	$37,013	$32,399
Weighted average common shares outstanding, basic	31,094	31,050	31,216	31,161
Incremental shares from assumed conversion of options and RSUs	368	25	368	79
Weighted average common shares outstanding, diluted	31,462	31,075	31,584	31,240
Diluted earnings per common share	$0.46	$0.40	$1.17	$1.04

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of January 1, 2021, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of September 30, 2021 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,978,560	$13.03	4.2	years
Granted	—	—	—
Forfeited/ Expired	(36,520)	12.69	—
Exercised	(988,320)	12.88	—
Outstanding, September 30, 2021	953,720	13.20	5	years	$2,496
Vested and Exercisable, September 30, 2021	953,720	$13.20	5	years	$2,496

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for for the nine months ended September 30, 2021 and $0.5 million for the nine months ended September 30, 2020, which is recorded within the Consolidated Statement of Income.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 619,154 shares were available for issuance as of September 30, 2021.

During the nine months ended September 30, 2021, the Company granted 260,355 restricted stock units (“RSUs”) to employees under the Equity Plan and reserved 125,445 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

Of the 260,355 RSUs granted to employees, 213,348 RSUs time-vest ratably over three years and were granted at a fair value of $15.81 per share and 47,007 RSUs were performance-based and are more fully described below:

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

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
A summary of the status of the Company’s employee RSUs as of September 30, 2021 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2020	290,637	$15.99
Awarded	260,355	15.81
Forfeited	(69,410)	12.88
Vested	(62,955)	14.45
Unvested, September 30, 2021	418,627	$15.56

Of the 418,627 unvested RSUs on September 30, 2021, the minimum units that will vest, solely due to a service test, are 356,335. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 481,780.

Compensation expense attributable to the employee RSUs was $0.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $4.6 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.2 years.

During the nine months ended September 30, 2021, the Company granted 28,710 RSUs to directors under the Equity Plan that vest after one year. The Company recorded an expense of $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was no unrecognized cost related to the non-vested RSUs granted to directors.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$4,402	$—	$4,402
GSE residential CMOs	—	425,794	—	425,794
GSE commercial certificates & CMO	—	391,201	—	391,201
Non-GSE residential certificates	—	39,736	—	39,736
Non-GSE commercial certificates	—	57,060	—	57,060
Other debt:
U.S. Treasury	201	—	—	201
ABS	—	948,350	—	948,350
Trust preferred	—	14,190	—	14,190
Corporate	—	74,568	—	74,568
Total assets carried at fair value	$201	$1,955,301	$—	$1,955,502

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$13,299	$—	$13,299
GSE residential CMOs	—	366,421	—	366,421
GSE commercial certificates & CMO	—	432,614	—	432,614
Non-GSE residential certificates	—	33,384	—	33,384
Non-GSE commercial certificates	—	44,968	—	44,968
Other Debt:
U.S. Treasury	203	—	—	203
ABS	—	597,546	—	597,546
Trust preferred	—	13,773	—	13,773
Corporate	—	37,654	—	37,654
Total assets carried at fair value	$203	$1,539,659	$—	$1,539,862

The following tables summarize assets measured at fair value on a non-recurring basis:

	September 30, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$60,958	$—	$—	$60,958	$60,958
Other real estate owned	307	—	—	335	335
	$61,265	$—	$—	$61,293	$61,293

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$67,433	$—	$—	$67,433	$67,433
Other real estate owned	307	—	—	303	303
	$67,740	$—	$—	$67,736	$67,736

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$690,246	$690,246	$—	$—	$690,246
Available for sale securities	1,955,502	201	1,955,301	—	1,955,502
Held to maturity securities	725,076	—	98,868	628,293	727,161
Loans held for sale	6,156	—	—	6,156	6,156
Loans receivable, net	3,087,466	—	—	3,142,776	3,142,776
Resell agreements	130,434	—	—	130,434	130,434
Accrued interest and dividends receivable	23,337	—	23,337	—	23,337

Financial liabilities:
Deposits payable on demand	6,002,247	—	6,002,247	—	6,002,247
Time deposits	222,259	—	222,513	—	222,513
Accrued interest payable	176	—	176	—	176

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,769	$38,769	$—	$—	$38,769
Available for sale securities	1,513,409	203	1,539,659	—	1,539,862
Held to maturity securities	494,449	—	76,519	425,906	502,425
Loans held for sale	11,178	—	—	11,178	11,178
Loans receivable, net	3,447,306	—	—	3,566,742	3,566,742
Resell agreements	154,779	—	—	154,779	154,779
Accrued interest and dividends receivable	23,970	—	23,970	—	23,970

Financial liabilities:
Deposits payable on demand	5,066,687	—	5,066,687	—	5,066,687
Time deposits	272,025	—	272,451	—	272,451
Accrued interest payable	386		386		386

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	September 30, 2021	December 31, 2020
(In thousands)
Commitments to extend credit	$706,497	$455,541
Standby letters of credit	17,259	17,910
Total	$723,756	$473,451

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.5 million as of September 30, 2021 and $1.2 million as of December 31, 2020.
Investment Obligations
The Bank is party to agreements with Pace Funding Group LLC, or PFG, for the purchase of up to $399 million of property assessed clean energy, or PACE, assessment securities by the end of the first quarter of 2022. Additionally, the Bank has an additional obligation up to $100 million for other PACE related purchases. These investments are to be held in the Company's held-to-maturity investment portfolio. As of September 30, 2021, we had fulfilled $315.7 million of these obligations. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of September 30, 2021. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
(In thousands)
Operating lease cost	$2,258	$6,679

Cash paid for amounts included in the measurement of Operating leases liability	$2,566	$7,573
Weighted average remaining lease term on operating leases (in years)	5	5
Weighted average discount rate used for operating leases liability	3.25%	3.26%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of September 30, 2021:

(In thousands)
As of September 30, 2021
2021 remaining	$2,621
2022	10,955
2023	10,895
2024	10,525
2025	10,165
Thereafter	9,284
Total undiscounted operating lease payments	54,445
Less: present value adjustment	4,029
Total Operating leases liability	$50,416

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
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

At September 30, 2021 and December 31, 2020, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2021 remaining	$301
2022	1,047
2023	888
2024	730
2025	574
Thereafter	913
Total	$4,453

Accumulated amortization of the core deposit intangible was $4.6 million as of September 30, 2021.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of September 30, 2021, the Company's maximum exposure to loss is $16.2 million.

	September 30, 2021	December 31, 2020
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$525	$6,735
Loans and letters of credit commitments	15,636	11,097
Funded portion of loans and letters of credit commitments	15,636	11,097

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Tax credits and other tax benefits recognized	$343	$10,786	$1,479	$12,646

Notes to Consolidated Financial Statements (unaudited)
September 30, 2021 and December 31, 2020
15.     SUBSEQUENT EVENTS
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.250% Fixed-to-Floating Rate subordinated notes due 2031. The subordinated notes will mature on November 15, 2031. We intend to use the net proceeds from this offering for general business purposes, including for funding the cash consideration to be paid in the Company's pending acquisition of AIC and for ongoing working capital needs.

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

General

The following is a discussion of our consolidated financial condition as of September 30, 2021, as compared to December 31, 2020, and our results of operations for the three and nine month periods ended September 30, 2021 and September 30, 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), filed with the Securities and Exchange Commission on March 15, 2021. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 40% of our equity as of September 30, 2021. As of September 30, 2021, our total assets were $6.9 billion, our total loans, net of deferred fees and allowance were $3.1 billion, our total deposits were $6.2 billion, and our stockholders' equity was $556.4 million. As of September 30, 2021, our trust business held $39.5 billion in assets under custody and $16.1 billion in assets under management.
On September  22, 2021, the Company announced it has entered into a definitive agreement to acquire Amalgamated Investments Company (“AIC”), the holding company for Amalgamated Bank of Chicago (“ABOC”), in an all-cash transaction for approximately $98.1 million, which includes an earnout of up to $1.1 million. ABOC was founded in Chicago in 1922 by the Amalgamated Clothing Workers of America, the same union that founded the Bank. ABOC has an attractive, mission compatible customer base and the acquisition will allow us to expand our geographic presence and better serve clients with expanded capacity. The acquisition, which we expect to close late in the fourth quarter of 2021, is subject to customary closing conditions, including regulatory approval and the approval of AIC's shareholders. Approval of the acquisition by the Company's shareholders is not required for the transaction.
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

Subordinated Debt Issuance
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.250% Fixed-to-Floating Rate subordinated notes due 2031. The subordinated notes will mature on November 15, 2031. We intend to use the net proceeds from this offering for general business purposes, including for funding the cash consideration to be paid in the Company's pending acquisition of AIC and for ongoing working capital needs.

Continued impact of the COVID-19 pandemic on our business
The COVID-19 pandemic continues to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our clients. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted in, and continue to result in, less economic activity, and volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. In addition, due to the COVID-19 pandemic, market interest rates have declined to and remain at historic lows, despite the increase in market interest rates that the economy is beginning to experience. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, material adverse effects on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the rollout of vaccinations for the virus and its variants, whether such vaccinations will be effective against another resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routines. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

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

As of September 30, 2021, we had $16.7 million in loans on payment deferral and still accruing interest, the majority of which represent two performing commercial loans requesting additional deferrals.

No COVID-19 related loan deferrals were graded as criticized by our internal grading system solely on the basis of the deferral request, nor was any related additional allowance recorded. We continue to accrue interest on all COVID-19 related loan deferrals for up to six months. As of September 30, 2021, the accrued interest balance on loans where balances were still on a COVID-19 related deferral was $4.4 million.
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

As of September 30, 2021, we had $12.9 million of goodwill. During the second quarter of 2021, we performed our annual impairment analysis and determined no goodwill impairment was required. However, we will continue to monitor the COVID-19 pandemic and the related economic fallout, including changes in our stock price, the Federal Reserve’s significant reduction in interest rates and other business and market considerations, which may require us to reevaluate our goodwill impairment analysis. Any goodwill impairment charges we incur could have a material adverse effect on our earnings for one reporting period, but would not impact our cash flow or regulatory capital levels.

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

Net income for the third quarter of 2021 was $14.4 million, or $0.46 per diluted share, compared to $12.5 million, or $0.40 per diluted share, for the third quarter of 2020.

Net income for the nine months ended September 30, 2021 was $37.0 million, or $1.17 per diluted share, compared to $32.4 million, or $1.04 per diluted share, for same period in 2020. The $4.6 million increase was primarily due to a $3.9 million recovery of provision for loan loss compared to a $20.2 million provision for loan loss for the same period in 2020, as well as a $4.0 million decrease in non-interest expense. This recovery of provision was partially offset by a $14.6 million decrease in non-interest income and a $7.2 million decrease in net interest income.

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
Three Months Ended September 30, 2021 and 2020
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$632,526	$230	0.14%	$632,268	$152	0.10%
Securities and FHLB stock (1)	2,659,803	14,655	2.19%	2,045,231	11,529	2.24%
Total loans, net (2)(3)	3,087,744	29,915	3.84%	3,569,313	35,602	3.97%
Total interest earning assets	6,380,073	44,800	2.79%	6,246,812	47,283	3.01%
Non-interest earning assets:
Cash and due from banks	8,464			9,239
Other assets	243,969			234,248
Total assets	$6,632,506			$6,490,299

Interest bearing liabilities:
Savings, NOW and money market deposits	2,641,719	$1,173	0.18%	2,376,701	$1,427	0.24%
Time deposits	241,009	240	0.40%	321,696	622	0.77%
Total interest bearing liabilities	2,882,728	1,413	0.19%	2,698,397	2,049	0.30%
Non-interest bearing liabilities:
Demand and transaction deposits	3,077,231			3,191,858
Other liabilities	116,790			84,138
Total liabilities	6,076,749			5,974,393
Stockholders' equity	555,757			515,906
Total liabilities and stockholders' equity	$6,632,506			$6,490,299

Net interest income / interest rate spread		$43,387	2.60%		$45,234	2.71%
Net interest earning assets / net interest margin	$3,497,345		2.70%	$3,548,415		2.88%

Total Cost of Deposits			0.09%			0.14%
(1) Amounts include resell agreements
(2) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(3)Income and yield includes prepayment penalty income in 3Q2021 and 3Q2020 of $169 thousand and $1,110 thousand, respectively

Net interest income was $43.4 million for the third quarter of 2021, compared to $42.0 million for the second quarter of 2021 and $45.2 million for the third quarter of 2020. The $1.4 million increase from the preceding quarter reflected higher income on securities and lower interest expense on deposits, almost wholly offset by a decrease in interest income as average loans decreased $75.2 million from the prepayment and paydowns of residential and commercial loans. The $1.8 million decrease from the third quarter of 2020 was primarily attributable to a decrease in average loans of $354.2 million from the prepayment of residential and commercial loans and a 13 basis point decrease in loan yields, partially offset by higher income on securities and lower interest expense on deposits.

Our net interest spread was 2.60% for the three months ended September 30, 2021, compared to 2.71% for the same period in 2020, a decrease of 11 basis points. Our net interest margin was 2.70% for the third quarter of 2021, a decrease of 18 basis points from 2.88% in the third quarter of 2020. The accretion of the loan mark from the loans we acquired in our New Resource Bank ("NRB") acquisition contributed one basis point to our net interest margin in the third quarter of 2021, compared to two basis points in the third quarter of 2020. Prepayment penalties earned through loan income contributed $0.2 million, or one basis point, to our net interest margin in the third quarter of 2021, compared to seven basis points in the third quarter of 2020.

The yield on average earning assets was 2.79% for the three months ended September 30, 2021, compared to 3.01% for the same period in 2020, a decrease of 22 basis points. This decrease was driven primarily by a decrease in yields on loans and securities due to a decrease in the Federal Funds rate.

The average rate on interest-bearing liabilities was 0.19% for the three months ended September 30, 2021, a decrease of 11 basis points from the same period in 2020, which was primarily due to a decrease in the rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 51% of average deposits for the three months ended September 30, 2021, contributing to a total cost of deposits of nine basis points in the third quarter of 2021.

Nine Months Ended September 30, 2021 and 2020
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$508,421	$451	0.12%	$395,029	$631	0.21%
Securities and FHLB stock (1)	2,460,946	40,008	2.17%	1,809,188	35,962	2.66%
Total loans, net (2)(3)	3,180,890	91,180	3.83%	3,535,096	106,440	4.02%
Total interest earning assets	6,150,257	131,639	2.86%	5,739,313	143,033	3.33%
Non-interest earning assets:
Cash and due from banks	7,780			31,138
Other assets	263,170			227,205
Total assets	$6,421,207			$5,997,656

Interest bearing liabilities:
Savings, NOW and money market deposits	2,574,463	$3,568	0.19%	2,278,267	$5,919	0.35%
Time deposits	259,609	848	0.44%	357,774	2,726	1.02%
Total deposits	2,834,072	4,416	0.21%	2,636,041	8,645	0.44%
Federal Home Loan Bank advances	165	—	0.00%	2,117	27	1.70%
Total interest bearing liabilities	2,834,237	4,416	0.21%	2,638,158	8,672	0.44%
Non-interest bearing liabilities:
Demand and transaction deposits	2,925,516			2,748,088
Other liabilities	112,721			109,586
Total liabilities	5,872,474			5,495,832
Stockholders' equity	548,733			501,824
Total liabilities and stockholders' equity	$6,421,207			$5,997,656

Net interest income / interest rate spread		$127,223	2.65%		$134,361	2.89%
Net interest earning assets / net interest margin	$3,316,020		2.77%	$3,101,155		3.13%

Total Cost of Deposits			0.10%			0.21%
(1) Amounts include resell agreements
(2) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(3) Income and yield includes prepayment penalty income in September YTD 2021 and September YTD 2020 of $1.3 million and $2.1 million, respectively
Our net interest income was $127.2 million for the nine months ended September 30, 2021, compared to $134.4 million for the same period in 2020. The year-over-year decrease of $7.1 million, or 5.3%, was primarily attributable to a decrease in average loans of $354.2 million and lower yields earned on interest bearing assets. These impacts are partially offset by an increase in average securities of $651.8 million, and a decrease in average rates paid on deposits.

Our net interest spread was 2.65% for the nine months ended September 30, 2021, compared to 2.89% for the same period in 2020, a decrease of 24 basis points. Our net interest margin was 2.77% for the nine months ended September 30, 2021, a decrease of 36 basis points from 3.13% in the same period in 2020.

The yield on average earning assets was 2.86% for the nine months ended September 30, 2021, compared to 3.33% for the same period in 2020, a decrease of 47 basis points. This decrease was driven primarily by a decrease in yields on loans and securities due to a decrease in the Federal Funds rate.

The average rate on interest-bearing liabilities, comprised almost entirely of deposits, was 0.21% for the nine months ended September 30, 2021, a decrease of 23 basis points from the same period in 2020, which was primarily due to the mix of deposits shifting from higher cost CDs to lower cost money market deposits and a decrease in rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 51% of average deposits for the nine months ended September 30, 2021, contributing to a total cost of deposits of 10 basis points in the first nine months of 2021.

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

	Three Months Ended September 30, 2021 over September 30, 2020			Nine Months Ended September 30, 2021 over September 30, 2020
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$—	$78	$78	$116	$(296)	$(180)
Securities and FHLB stock	3,449	(323)	3,126	11,920	(7,874)	4,046
Total loans, net	(4,672)	(1,015)	(5,687)	(10,557)	(4,703)	(15,260)
Total interest income	(1,223)	(1,260)	(2,483)	1,479	(12,873)	(11,394)

Interest bearing liabilities:
Savings, NOW and money market deposits	124	(378)	(254)	458	(2,809)	(2,351)
Time deposits	(101)	(281)	(382)	(419)	(1,459)	(1,878)
Total deposits	23	(659)	(636)	39	(4,268)	(4,229)
Federal Home Loan Bank advances	(27)	27	—	—	(27)	(27)
Total borrowings	(27)	27	—	—	(27)	(27)
Total interest expense	(4)	(632)	(636)	39	(4,295)	(4,256)
Change in net interest income	$(1,219)	$(628)	$(1,847)	$1,440	$(8,578)	$(7,138)
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

Three Months Ended September 30, 2021 and 2020

Our provision for loan losses totaled a release of $2.3 million for the third quarter of 2021 compared to an expense of $3.4 million for the same period in 2020. The release in the third quarter of 2021 was primarily driven by an improvement in loss rates and other qualitative factors, improved credit quality and lower loan balances.
Nine Months Ended September 30, 2021 and 2020

Our provisions for loan losses totaled a release of $3.9 million for the nine months ended September 30, 2021, compared to an expense of $20.2 million for the same period in 2020. The release for the nine months ended September 30, 2021 was primarily driven by a release of allowance for loan loss due to improvement in loss rates and other qualitative factors, improved credit quality and lower loan balances.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Trust Department fees	$3,353	$3,622	$10,471	$11,688
Service charges on deposit accounts	2,466	2,130	6,941	6,391
Bank-owned life insurance	539	1,227	1,858	2,722
Gain (loss) on sale of investment securities available for sale, net	413	619	755	1,605
Gain (loss) on sale of loans, net	280	903	1,706	1,200
Gain (loss) on other real estate owned, net	—	(176)	(407)	(482)
Equity method investments	(483)	4,297	(5,720)	5,586
Other income	134	154	424	1,855
Total non-interest income	$6,702	$12,776	$16,028	$30,565
Three Months Ended September 30, 2021 and 2020

Non-interest income was $6.7 million for the third quarter of 2021, compared to $12.8 million for the third quarter in 2020. The decrease of $6.1 million in the third quarter of 2021 compared to the corresponding quarter in 2020 was primarily due to a loss of $0.5 million related to equity investments in solar initiatives in the third quarter of 2021 compared to a $4.3 million gain in the third quarter in 2020. We primarily recognized the benefit of the tax credits in 2020, the initial year of the equity investment. We expect minimal losses in equity method investments during the remainder of 2021. These impacts do not include any benefits of new solar equity investments that we may make in the future.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.4 million in the third quarter of 2021, a decrease of $0.3 million, or 7.4%, from same period in 2020. The decrease is attributed to the fact that our investment management business historically earned fees from a real estate fund that we have been winding down since 2018 and from which we no longer earn fees.

Nine Months Ended September 30, 2021 and 2020

Non-interest income was $16.0 million for the nine months ended September 30, 2021, compared to $30.6 million for the same period in 2020, a decrease of $14.6 million. This decrease is primarily due to the tax credits on equity investment projects being in a $5.7 million loss position compared to a $5.6 million gain position in the prior year, as well as a $1.4 million gain on the sale of a branch reported in other non-interest income in the prior year, and a $1.2 million decrease in Trust Department fees primarily attributed to a real estate fund that we have been winding down since 2018 and from which we no longer earn fees.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Compensation and employee benefits, net	$17,482	$17,547	$52,485	$52,338
Occupancy and depreciation	3,440	9,908	10,293	19,655
Professional fees	2,348	2,202	9,219	7,173
Data processing	4,521	2,916	10,848	8,157
Office maintenance and depreciation	887	863	2,362	2,538
Amortization of intangible assets	301	342	905	1,027
Advertising and promotion	1,023	1,172	2,248	2,511
Other	3,032	2,927	8,863	7,817
Total non-interest expense	$33,034	$37,877	97,223	101,216

Three Months Ended September 30, 2021 and 2020
Non-interest expense for the third quarter of 2021 was $33.0 million, a decrease of $4.9 million from the third quarter of 2020. The decrease of $4.9 million from the third quarter of 2020 is due to a $6.5 million decrease in occupancy and depreciation expenses related to branch closures in 2020.
Nine Months Ended September 30, 2021 and 2020

Non-interest expense for the nine months ended September 30, 2021 was $97.2 million, a decrease of $4.0 million from $101.2 million for the nine months ended September 30, 2020. The decrease was primarily due to a $9.4 million decrease in occupancy and depreciation expense due to the branch closures in the prior year and lower rent expense in the current year, offset by a $2.0 million increase in professional fees mainly related to our holding company formation and chief executive officer search, and a $2.7 million increase in data processing mainly related to the modernization of our Trust Department and increased transaction processing post COVID-19.

Income Taxes

Three Months Ended September 30, 2021 and 2020

We had a provision for income tax expense of $4.9 million for the third quarter of 2021, compared to $4.3 million for the third quarter of 2020. Our effective tax rate for the third quarter of 2021 was 25.4%, compared to 25.4% for the third quarter of 2020.

Nine Months Ended September 30, 2021 and 2020

We had a provision for income tax expense of $12.9 million for the nine months ended September 30, 2021, compared to $11.1 million for the same period in 2020. Our effective tax rate was 25.8% for the nine months ended September 30, 2021, compared to 25.5% for the same period in 2020. The increase in our effective tax rate was driven by discrete events related to new states that we elected to begin filing state tax returns with and an executive compensation disallowance.

Financial Condition

Balance Sheet

Our total assets were $6.9 billion at September 30, 2021, compared to $6.0 billion at December 31, 2020. The increase of $0.9 billion was driven primarily by a $651.5 million increase in cash and cash equivalents, a $646.3 million increase in investment securities, which was partially offset by a $359.8 million decrease in loans receivable, net.
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

We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”). We invest in non-GSE securities, including property assessed clean energy, or PACE, bonds, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.
Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at September 30, 2021 or at December 31, 2020. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At September 30, 2021 and December 31, 2020, we had available for sale securities of $2.0 billion and $1.5 billion, respectively. The $415.6 million increase was primarily from the purchase of asset-backed securities (“ABS”).
At September 30, 2021, our held to maturity securities portfolio primarily consisted of PACE bonds, tax-exempt municipal securities, GSE residential certificates and other debt. We carry these securities at amortized cost. We had held to maturity securities of $725.1 million at September 30, 2021, and $494.4 million at December 31, 2020.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2021, we evaluated those securities which had an unrealized loss for OTTI, and determined all of the decline in value to be temporary. There were $781.4 million of investment securities with unrealized losses at September 30, 2021 of which none had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	September 30, 2021		December 31, 2020
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$4,402	0.2%	$13,299	0.7%
GSE residential CMOs	425,794	15.9%	366,421	18.0%
GSE commercial certificates & CMO	391,201	14.6%	432,614	21.3%
Non-GSE residential certificates	39,736	1.5%	33,384	1.6%
Non-GSE commercial certificates	57,060	2.1%	44,968	2.2%

Other debt:
U.S. Treasury	201	0.0%	203	0.0%
ABS	948,350	35.4%	597,546	29.3%
Trust preferred	14,190	0.5%	13,773	0.7%
Corporate	74,568	2.8%	37,654	1.9%
Total available for sale	1,955,502	73.0%	1,539,862	75.7%

Held to maturity:
Mortgage-related:
GSE commercial certificates	$12,467	0.4%	$—	0.0%
GSE residential certificates	446	0.0%	611	0.0%
Non GSE commercial certificates	10,346	0.4%	212	0.0%

Other debt:
PACE	627,195	23.4%	421,036	20.7%
Municipal	71,522	2.7%	67,490	3.3%
Other	3,100	0.1%	5,100	0.3%
Total held to maturity	725,076	27.0%	494,449	24.3%

Total securities	$2,680,578	100.0%	$2,034,311	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of September 30, 2021
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	0.0%	$4,205	2.5%
GSE residential CMOs	—	0.0%	—	0.0%	30,363	1.7%	388,656	1.5%
GSE commercial certificates & CMO	15,300	1.8%	7,384	2.4%	257,187	1.2%	104,400	2.3%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	39,785	1.9%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	57,285	1.4%

Other debt:
U.S. Treasury	200	1.7%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	5,000	1.1%	298,062	1.6%	641,364	1.7%
Trust preferred	—	0.0%	—	0.0%	14,630	0.7%	—	0.0%
Corporate	—	0.0%	16,000	4.4%	52,009	3.9%	5,000	2.7%

Held to maturity:
Mortgage-related:
GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	12,467	1.7%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	446	3.6%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	10,346	1.9%

Other debt:
PACE	—	0.0%	—	0.0%	—	0.0%	627,195	4.1%
Municipal	—	0.0%	—	0.0%	—	0.0%	71,522	2.1%
Other	1,100	3.4%	2,000	3.3%	—	0.0%	—	0.0%

Total securities	$16,600	1.9%	$30,384	3.3%	$652,251	1.6%	$1,962,671	2.5%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings as of September 30, 2021:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$535,968	57%	2.7	100%	100%	0%	0%	0%	0%	100%
Consumer	182,707	19%	4.0	0%	20%	12%	66%	2%	0%	100%
Mortgage	142,460	15%	2.7	100%	100%	0%	0%	0%	0%	100%
Student	87,215	9%	5.2	83%	95%	5%	0%	0%	0%	100%
Total Securities:	$948,350	100%	3.5	79%	84%	3%	13%	0%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $3.1 billion as of September 30, 2021 compared to $3.4 billion as of December 31, 2020. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the third quarter of 2021, we purchased $41.3 million of solar loans and $15.3 million of commercial loans that are unconditionally guaranteed by the United States government.
The following table sets forth the composition of our loan portfolio, as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021		December 31, 2020
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$628,388	20.2%	$677,192	19.5%
Multifamily mortgages	826,143	26.5%	947,177	27.2%
Commercial real estate mortgages	346,996	11.1%	372,736	10.7%
Construction and land development mortgages	34,863	1.1%	56,087	1.6%
Total commercial portfolio	1,836,390	58.9%	2,053,192	59.0%

Retail portfolio:
Residential real estate lending	1,032,947	33.1%	1,238,697	35.5%
Consumer and other	249,050	8.0%	190,676	5.5%
Total retail portfolio	1,281,997	41.1%	1,429,373	41.0%
Total loans	3,118,387	100.0%	3,482,565	100.0%

Net deferred loan origination costs (fees)	4,942		6,330
Allowance for loan losses	(35,863)		(41,589)
Total loans, net	$3,087,466		$3,447,306

Commercial loan portfolio
Our commercial loan portfolio comprised 58.9% of our total loan portfolio at September 30, 2021 and 59.0% of our total loan portfolio at December 31, 2020. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at September 30, 2021 by exposure was $3.5 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $628.4 million at September 30, 2021, which comprised 20.2% of our total loan portfolio. During the nine months ended September 30, 2021, the C&I loan portfolio decreased by 7.2% from $677.2 million at December 31, 2020.
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

Our multifamily loans totaled $826.1 million at September 30, 2021, which comprised 26.5% of our total loan portfolio. During the nine months ended September 30, 2021, the multifamily loan portfolio decreased by 12.8% from $947.2 million at December 31, 2020.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 23 borrowers financing owner‑occupied buildings which account for an aggregate total of $44.0 million in loans as of September 30, 2021.

Our CRE loans totaled $347.0 million at September 30, 2021, which comprised 11.1% of our total loan portfolio. During the nine months ended September 30, 2021, the CRE loan portfolio decreased by 6.9% from $372.7 million at December 31, 2020.

Retail loan portfolio
Our retail loan portfolio comprised 41.1% of our total loan portfolio at September 30, 2021 and 41.0% of our loan portfolio at December 31, 2020. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of September 30, 2021, 84% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 11% were purchased from two third parties on or after July 2014, and 5% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.0 billion at September 30, 2021, which comprised 80.6% of our retail loan portfolio and 33.1% of our total loan portfolio. In September 30, 2021, our residential real estate lending loans decreased by 16.6% from $1.2 billion at December 31, 2020.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $249.1 million at September 30, 2021, which comprised 8.0% of our total loan portfolio, compared to $190.7 million, or 5.5% of our total loan portfolio, at December 31, 2020.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at September 30, 2021 and December 31, 2020:

(In thousands)	One year or less	After one but within five years	After 5 years	Total
September 30, 2021:
Commercial Portfolio:
Commercial and industrial	$83,560	$210,339	$334,489	$628,388
Multifamily	138,465	430,085	257,593	826,143
Commercial real estate	79,504	230,382	37,110	346,996
Construction and land development	32,123	2,740	—	34,863

Retail Portfolio:
Residential real estate lending	398	1,821	1,030,728	1,032,947
Consumer and other	745	1,276	247,029	249,050
Total Loans	$334,795	$876,643	$1,906,949	$3,118,387

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$747,530	$1,297,508	$2,045,038
Floating or adjustable interest rates	129,113	609,441	738,554
Total Loans	$876,643	$1,906,949	$2,783,592

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2020:
Commercial Portfolio:
Commercial and industrial	$149,870	$266,209	$261,113	$677,192
Multifamily	127,009	496,107	324,061	947,177
Commercial real estate	58,124	259,664	54,948	372,736
Construction and land development	41,293	9,773	5,021	56,087

Retail Portfolio:
Residential real estate lending	450	1,834	1,236,413	1,238,697
Consumer and other	536	2,372	187,768	190,676
Total Loans	$377,282	$1,035,959	$2,069,324	$3,482,565

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$870,644	$1,360,222	$2,230,865
Floating or adjustable interest rates	165,315	709,102	874,417
Total Loans	$1,035,959	$2,069,324	$3,105,282

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
Impaired loans are individually identified and evaluated for impairment based on a combination of internally assigned risk ratings and a defined dollar threshold. If a loan is impaired, a specific reserve is applied to the loan so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria for individual evaluation are evaluated in homogeneous pools of loans with similar risk characteristics. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of September 30, 2021, the remaining mark is $1.1 million. In addition, the allowance includes $1.5 million on-balance-sheet and $32 thousand off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition. Since the close of the NRB acquisition, we have charged off $1.5 million of commercial loans and as of September 30, 2021, there were $772 thousand of nonaccrual loans.
The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Balance at beginning of period	$38,012	$50,010	$41,589	$33,847
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	78	—	79
Multifamily	—	—	1,908	—
Commercial real estate	314	3,787	314	3,787
Construction and land development	—	970	—	970
Retail portfolio:
Residential real estate lending	29	188	230	452
Consumer and other	420	515	1,596	1,306
Total loan charge-offs	763	5,538	4,048	6,594
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	2	1	209	4
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	1	1	2	1
Retail portfolio:
Residential real estate lending	858	119	1,897	482
Consumer and other	29	85	69	130
Total loan recoveries	890	206	2,177	617
Net (recoveries) charge-offs	(127)	5,332	1,871	5,977
Provision for (recovery of) loan losses	(2,276)	3,394	(3,855)	20,202
Balance at end of period	$35,863	$48,072	$35,863	$48,072

The allowance decreased $5.7 million to $35.9 million at September 30, 2021 from $41.6 million at December 31, 2020. The decrease was primarily due to decreases in loan balances. At September 30, 2021, we had $67.5 million of impaired loans for which a specific allowance of $6.5 million was made, compared to $80.5 million of impaired loans at December 31, 2020 for which a specific allowance of $6.2 million was made. The ratio of allowance to total loans was 1.15% for September 30, 2021 and 1.19% for December 31, 2020.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At September 30, 2021		At December 31, 2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$13,479	20.2%	$9,065	19.5%
Multifamily	5,128	26.5%	10,324	27.2%
Commercial real estate	7,604	11.1%	6,213	10.7%
Construction and land development	487	1.1%	2,077	1.6%
Total commercial portfolio	$26,698	58.9%	$27,679	59.0%

Retail Portfolio:
Residential real estate lending	$8,937	33.1%	$12,330	35.5%
Consumer and other	228	8.0%	1,580	5.5%
Total retail portfolio	$9,165	41.1%	$13,910	41.0%

Total allowance for loan losses	$35,863		$41,589

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
As a result of the COVID-19 pandemic, we have experienced a significant increase in the number of requests for temporary loan modifications. As of September 30, 2021, we had COVID-19 related loan payment deferrals or deferral requests in process totaling $16.7 million, of which 60% were in our commercial portfolio. We have granted these borrowers short-term concessions of three to six months in the form of payment deferrals. According to the interagency guidance and the CARES Act, loans modified during the COVID-19 pandemic are not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral is temporary in nature and the loans are expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets as of September 30, 2021 and December 31, 2020:

(In thousands)	September 30, 2021	December 31, 2020
Loans 90 days past due and accruing	$—	$1,404
Nonaccrual loans excluding held for sale loans and restructured loans	24,960	40,039
Troubled debt restructured loans - nonaccrual	20,534	20,885
Troubled debt restructured loans - accruing	21,958	19,553
Other real estate owned	307	306
Impaired securities	64	47
Total nonperforming assets	$67,823	$82,234

Nonaccrual loans:
Commercial and industrial	$13,709	$12,444
Multifamily	6,079	9,575
Commercial real estate	4,023	3,433
Construction and land development	—	11,184
Total commercial portfolio	23,811	36,636

Residential real estate lending	20,797	23,656
Consumer and other	886	632
Total retail portfolio	21,683	24,288
Total nonaccrual loans	$45,494	$60,924

Nonperforming assets to total assets	0.99%	1.38%
Nonaccrual assets to total assets	0.67%	1.02%
Nonaccrual loans to total loans	1.46%	1.75%
Allowance for loan losses to nonaccrual loans	78.83%	68.26%

Nonperforming assets totaled $67.8 million, or 0.99% of period-end total assets at September 30, 2021, a decrease of $14.4 million, compared with $82.2 million, or 1.38% of period-end total assets at December 31, 2020. The decrease in non-performing assets at September 30, 2021 compared to December 31, 2020 was primarily driven by the payoff of $11.2 million of non-accruing construction loans and $3.5 million of multifamily loans, and the decrease of $1.4 million of loans 90 days past due and accruing, partially offset by an increase of $2.1 million of TDRs.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $251.7 million, or 3.8% of total assets, at September 30, 2021, as follows: $256.2 million are commercial loans currently in workout that management expects will be rehabilitated; $31.4 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $3.2 million are residential 1-4 family or retail loans, with $662 thousand at 30 days delinquent, and $2.5 million at 60 days delinquent.
Resell Agreements
As of September 30, 2021, we have entered into $130.4 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.79%. As of December 31, 2020, we have entered into $154.8 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.25%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $24.7 million at September 30, 2021 and $27.9 million at December 31, 2020. As of September 30, 2021, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $6.2 billion at September 30, 2021, compared to $5.3 billion at December 31, 2020. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of September 30, 2021 and December 31, 2020, we had approximately $1.0 billion and $602.8 million, respectively, in political deposits which are primarily in demand deposits.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2021 are summarized as follows:

Maturities as of September 30, 2021
(In thousands)
Within three months	$59,624
After three but within six months	23,919
After six months but within twelve months	46,826
After twelve months	15,456
$145,825
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of September 30, 2021 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.
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

Change in Market Interest Rates as of September 30, 2021	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	14.0%	145,493	37.6%	67,960
+300 basis points	18.3%	189,537	33.8%	61,057
+200 basis points	18.4%	190,103	26.1%	47,066
+100 basis points	12.4%	127,987	13.9%	25,133
-100 basis points	-17.5%	(181,179)	-13.6%	(24,593)
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
At September 30, 2021, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $690.2 million, or 10.1% of total assets, compared to $38.8 million, or 0.6% of total assets at December 31, 2020. Our available for sale securities at September 30, 2021 were $2.0 billion, or 28.5% of total assets, compared to $1.5 billion, or 25.8% of total assets at December 31, 2020. Investment securities with an aggregate fair value of $95.5 million at September 30, 2021 were pledged to secure public deposits and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2021, we had no advances from the FHLB and a remaining credit availability of $1.4 billion. In addition, we maintain borrowing capacity of approximately $85.9 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources

Total stockholders’ equity at September 30, 2021 was $556.4 million, compared to $535.8 million at December 31, 2020, an increase of $20.6 million. The increase was primarily driven by $37.0 million of net income, partially offset by $7.6 million of dividends and a $5.8 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and a $3.1 million decrease in additional paid-in capital, which was primarily driven by $2.9 million of common stock that was purchased as part of our share repurchase program in the first half of 2021.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
September 30, 2021
Consolidated:
Total capital to risk weighted assets	$557,007	14.99%	$297,321	8.00%	$371,652	10.00%
Tier I capital to risk weighted assets	519,645	13.98%	222,991	6.00%	297,321	8.00%
Tier I capital to average assets	519,645	7.85%	264,666	4.00%	330,832	5.00%
Common equity tier 1 to risk weighted assets	519,645	13.98%	167,243	4.50%	241,574	6.50%
Bank:
Total capital to risk weighted assets	$555,328	14.94%	$297,320	8.00%	$371,650	10.00%
Tier I capital to risk weighted assets	517,966	13.94%	222,990	6.00%	297,320	8.00%
Tier I capital to average assets	517,966	7.83%	148,660	4.00%	185,825	5.00%
Common equity tier 1 to risk weighted assets	517,966	13.94%	167,243	4.50%	241,573	6.50%

December 31, 2020
Bank(2):
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier I capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier I capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
(2) As the Reorganization occurred in 2021, the prior period numbers presented are for the Bank.

As of September 30, 2021, the Company and the Bank were categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of September 30, 2021 and December 31, 2020:

September 30, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$54,445	$2,621	$21,850	$20,690	$9,284
Purchase Obligations	33,935	2,012	9,224	8,672	14,027
Certificates of Deposit	222,259	83,321	127,190	10,126	1,622
	$310,639	$87,954	$158,264	$39,488	$24,933

December 31, 2020
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$58,146	$9,806	$19,749	$19,679	$8,912
Purchase Obligations	36,437	3,962	9,224	9,224	14,027
Certificates of Deposit	272,025	231,239	32,236	7,825	725
	$366,608	$245,007	$61,209	$36,728	$23,664

Investment Obligations
We are party to agreements with Pace Funding Group LLC, or PFG, for the purchase of up to $399 million of property assessed clean energy, or PACE, assessment securities by the end of the first quarter of 2022. Additionally, the Bank has an additional obligation up to $100 million for other PACE related purchases. These investments are to be held in our held-to-maturity investment portfolio. As of September 30, 2021, we had fulfilled $315.7 million of these obligations. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk as of September 30, 2021 from that presented in the 2020 Annual Report. Our interest rate sensitivity position at September 30, 2021 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of September 30, 2021. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 15, 2021, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

We are providing these additional risk factors to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Risks Related to our Proposed Merger with Amalgamated Investments Company

Combining with Amalgamated Investments Company, or AIC, may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

The Company and AIC have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Company’s and AIC’s ability to successfully combine and integrate the businesses of the Company and AIC in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. There also may be business disruptions that cause the Company and/or AIC to lose customers or cause customers to remove their accounts from the Company and/or AIC and move their business to competing financial institutions. Integration efforts will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and AIC during this transition period and for an undetermined period after completion of the merger on the combined company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the combined company’s business, results of operation and stock price.

The merger may distract the Company’s management from their other responsibilities.

The merger could cause the Company’s management to focus their time and energies on matters related to the merger that otherwise would be directed to the Company’s business and operations. Any such distraction on the part of the Company’s management, if significant, could affect the Company’s ability to service existing business and develop new business and adversely affect its business and earnings before the merger, or the business and earnings of the combined company after the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger may be completed, the Company must obtain approvals (or waivers of such approvals) from the Federal Deposit Insurance Corporation, the New York State Department of Financial Services, and the Board of Governors of the Federal Reserve System. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although the Company does not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

If the merger with AIC is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the merger.

The Company has incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with AIC. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of our common stock during the three months ended September 30, 2021 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Effective April 13, 2021, our Board of Directors authorized a share repurchase program authorizing the repurchase of up to $10 million of our outstanding common stock over the next one-year period. The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $2.5 million of common stock were purchased during the second quarter of 2021. The approximate dollar value that may yet to be purchased under the plans or programs is $7.5 million.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated September 21, 2021, by and among Amalgamated Financial Corp., Amalgamated Merger Subsidiary, Inc., and Amalgamated Investments Company (incorporated by reference to Exhibit 2.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

3.1	Certificate of Incorporation of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

3.2	Bylaws of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

4.1
Pursuant to Item 601(b)(4)(iii)(A), other instruments that define the rights of holders of the long-term indebtedness of Amalgamated Financial Corp. and its subsidiaries that does not exceed 10% of its consolidated assets have not been filed; however, Amalgamated Financial Corp. agrees to furnish a copy of any such agreement to the SEC upon request.

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

31.3	Rule 13a-14(a) Certification of the Chief Accounting Officer

32.1	Section 1350 Certifications

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the quarters ended September 30, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the quarters ended September 30, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended September 30, 2021, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

November 9, 2021	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2021	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

November 9, 2021	By:	/s/ Frank DeMaria
Frank DeMaria
Chief Accounting Officer
(Principal Accounting Officer)