Form 10-K
period 2021-12-31
Amalgamated Financial Corp.
filed 2022-03-11
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

The aggregate market value of the voting stock of the registrant held by non‑affiliates was approximately $225,300,573 based on the closing sale price of $15.63 per share on June 30, 2021. For purposes of the foregoing calculation only, all directors and named executive officers of the registrant, Workers United and The Yucaipa Companies, LLC have been deemed affiliates. As of March 11, 2022, the registrant had 31,115,103 shares of common stock outstanding at $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

1

2

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements included in this report that are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 21E of the Exchange Act. The words “may,” “approximately,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “possible,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth.

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
•potential adverse reactions or changes to business or employee relationships, including those resulting from our withdrawal of the regulatory applications to merge with Amalgamated Investments Company (“AIC”) and Amalgamated Bank of Chicago (“ABOC”);
•the outcome of any legal proceedings that may be instituted against us in connection with the merger agreement with AIC and ABOC, the withdrawal of the merger applications and our inability to proceed with the merger;
•the adverse effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as epidemics and pandemics, war or terrorist activities, essential utility outages, deterioration in the global economy, instability in the credit markets, disruptions in our customers’ supply chains or disruption in transportation; and
•descriptions of assumptions underlying or relating to any of the foregoing.
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

Item 1.    Business
General Overview
Amalgamated Financial Corp., a Delaware public benefit corporation (the "Company"), was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of December 31, 2021.
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
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders, as well as the members and stakeholders of these commercial customers. In 2021, we introduced ResponsiFunds which is a suite of Environmental, Social and Governance ("ESG") impact products designed to align our clients' investment growth goals with their organizational values.
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. Over the course of 2021, we were recognized for our leadership on the global stage for our work on climate change with governance positions in the United Nations ("UN") convened Net Zero Banking Alliance and the Global Partnership for Carbon Accounting Financials ("PCAF") and an advisory role for the Glasgow Finance Alliance for Net Zero.
Recent Developments

On September 21, 2021, we entered into a merger agreement to acquire AIC and ABOC, subject to customary closing conditions, including approval by our regulators. On February 25, 2022, we announced that we had withdrawn our applications for regulatory approval to merge with AIC and ABOC, due to an inability to obtain such approval. As a result, we are no longer proceeding with the transaction.

Subordinated Debt Issuance
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.250% Fixed-to-Floating Rate subordinated notes due 2031. The subordinated notes will mature on November 15, 2031. We intend to use the net proceeds from this offering for general business purposes, including ongoing working capital needs.

Environmental, Social, and Governance Responsibility

We maintain an explicit commitment to the highest ESG standards. Under the direction of our Board of Directors and executive management, we are diligent in fulfilling our mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive social change. In 2019, we formalized our Board of Directors’ oversight of our ESG activities and communications, which is maintained by our Executive Committee, which we renamed our Executive and Corporate Social Responsibility Committee. In addition, a formal cross-department Corporate Social Responsibility (“CSR”) Committee was formed of employees responsible for implementing various ESG policies, strategies, and communications. The CSR Committee reports directly to our Executive and Corporate Social Responsibility Committee of the Board of Directors.

Our business strategy is focused on providing impact banking and lending services to a customer base that cares about how their money is invested. That strategy is rooted in our nearly 100-year history as a bank serving working people, labor unions, nonprofits, foundations, and impact businesses. We believe that there is a growing base of customers who want to entrust their monies with a company that aligns with their values. Our policy is to not lend to, or invest our own money in, (i) fossil fuel companies, (ii) companies that manufacture weapons, (iii) companies that we do not believe support the rights of workers, women, immigrants or the LGBTQ+ community, or (iv) companies that take positions that are not aligned with our mission. In 2021, we announced the launch of ResponsiFunds, a suite of ESG impact products designed to align investment growth goals with an organization's values.
We have been an international leader in supporting strong environmental standards, sustainable finance and responsible and sustainable banking practices. As a founding signatory of the United Nations Principles for Responsible Investing, a founding signatory to the United Nations Principles for Responsible Banking, and a founding member of the UN Net Zero Banking Alliance, we publicly committed to use finance as a tool to build a more sustainable planet. In 2021, we took several steps to continue our leadership in climate finance. We were one of the first banks to publish data in accordance with the Partnership for Carbon Accounting Financials ("PCAF") and were the first US bank to publish a net zero climate target in accordance with and now validated by the Science Based Targets ("SBTi") methodology. We published our targets in October 2021 built on a 2030 target of 49% reduction in absolute emissions and reaching Net Zero in 2045.
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
•Scope 3 Emissions. Covers all other indirect emissions (excluding Scope 2) caused by business activities that are released from sources not owned or controlled by the applicable company. As a leading PCAF reporter, we now report the carbon impacts of our financed emissions in addition to other scope 3 categories, such as corporate travel and purchased goods.
Within our own operations, we measure our Scope 1 and Scope 2 greenhouse gas emissions and purchase carbon offsets for any unavoidable carbon emissions. As part of our net zero climate targets, we are also seeking to reduce our direct or "operational" emissions to net zero by 2030. We are committed to 100% clean energy across our corporate footprint, purchasing predominantly recycled paper products, and maintaining high standards of energy efficiency. Company-wide, we actively engage in efforts to strengthen adherence to our environmental policies and programs.
We have an explicit commitment to social and governance responsibility. As of December 31, 2021, approximately 25% of our employees are unionized under a collective bargaining agreement. Employees are aware of our stance in supporting organized labor and workers’ rights. In 2019, we became the first U.S. bank to raise our minimum wage to $20 per hour. Over the course of 2021 we participated in the development of the Living Wage Initiative along with a select group of corporate leaders with strong human capital management track records. Our employee code of conduct and affirmative action policy, under the leadership of the Director of Diversity and Inclusion, support diversity and inclusion efforts for hiring, training, and workplace culture. As of December 31, 2021, 60% of our employees identify as women and 62% of our employees identify as people of color. As of December 31, 2021, women held 13 of 37 senior management positions (which is defined as Senior Vice President and above) and three of 11 executive management positions (which is defined as Executive Vice President and above). Additionally, eight of our 14 Board members identify as women or people of color or LGBTQ+. Board and management have adopted key policies and metrics for the Company covering workforce diversity including recruitment, retention, and makeup of the work force as part of a broader initiative on Diversity, Equity, and Inclusion ("DEI"). We have taken the Donors of Color Climate Pledge through our philanthropy and provided financing to support the Black Vision Fund and Entrepreneurs of Color through our commercial lending. We regularly advocate for social and governance responsibility, using our public voice to support the impacts we work for. Through our institutional investing platform, we regularly engage in shareholder activism, with a particular focus on workplace equity, climate change, misinformation on social media platforms, and protection of bio-diversity.
Engagement is an important part of our strategy across the Company. We work with clients that have positive impacts on environmental and social goals and have begun offering sustainability linked loans with increased environmental attributes. We have strict supplier policies that cover ESG goals and engage with major suppliers on their ESG performance. Our employees are engaged through Employee Resource Groups ("ERGs") to develop new programs and products that further our ESG performance.
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
•Local and regional bank competition within our branch footprint of the metropolitan areas of New York City, Washington, D.C., and San Francisco and our commercial office in Boston. These local and regional banks have the same local focus and engagement with the community and typically offer similar products and servicing capabilities.
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
In investment management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers and consultants to those client segments. From a custody standpoint, we compete against larger custodial institutions, such as State Street and BNY Mellon, and smaller, client-service oriented custodial banks, such as US Bank, Regions Bank and M&T Bank. In investment management, we regularly compete against a host of firms that provide passive equity index replication to their clients, including State Street, BlackRock, and Vanguard. Our active products, both in equities and fixed-income, compete against dozens of institutional managers who traditionally provide services to Taft-Hartley funds, public funds and endowments/foundations. Our agreement with Invesco to be our principal investment sub-adviser will add to this suite of products.
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
We currently have an efficiently managed network of three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco, and one commercial office in Boston. Following our success in New York, a community we have now been a part of for nearly a century, we entered the Washington, D.C. market with a successful strategic expansion in 1998. We bolstered our efforts in the Washington, D.C. market in 2012 and have generated a 18.4% compound annual deposit growth rate during the five-year period ended December 31, 2021. Additionally, following the successful acquisition of New Resource Bank, we have become a trusted commercial lender in San Francisco and have recently begun to establish ourselves in Boston.
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
Deposits
We gather deposits primarily through teams of bankers organized based on region and client segment. Our teams of dedicated bankers have a strong familiarity with the segments they cover, and many have worked with organizations that make up our target customer base before starting their career in banking. We believe our deep understanding of these segments, customized solutions and relationship-based, personalized service model enable us to address our customers’ unique banking needs. As a result, we believe we have become one of the leading banks of choice for many of these groups who, in turn, contribute a significant source of low-cost core deposits to the bank. Our total deposit base is composed of 52% non-interest-bearing accounts and has an average cost of deposits of only 10 basis points for the year ended December 31, 2021. We believe that our focus on serving the banking interests of the mission-driven customer market gives us a competitive advantage over other commercial banks in generating business from our target customer base.
In addition to this commercial business development structure, we source consumer deposits through our branch network, online network, and mobile platform. Through these channels, we offer a variety of deposit products, including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. As of December 31, 2021, our deposit base consisted of $3.3 billion of checking deposits, $2.8 billion of other liquid deposits such as money market checking, savings and passbook deposits, and $207.2 million of certificate of deposits. The vast majority of our commercial deposits are derived from socially responsible organizations.
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
In 2021 we introduced the ResponsiFunds, a suite of ESG impact products designed to align investment and growth goals with ESG values. Established in conjunction with Invesco, the socially responsible funds were developed to meet this critical ESG juncture. The importance of social, climate and gender equity in building a more just, sustainable and inclusive future has never been clearer, and as a nearly 100-year-old socially responsible bank, we are creating product solutions that align with our mission and values. To achieve this objective, the funds offered as part of the ResponsiFunds suite of products screen for companies that excel in ESG practices and principles in their business models, long-term strategies and product development. By utilizing tailored screening methods from leading industry experts, ResponsiFunds screen to both exclude private prisons, pipelines, weapons, oil sands, coal, tobacco, UN Global Compact noncompliant, Carbon Underground 200™ and more, while also screening for areas of inclusion in ESG leadership. Designed to be cost-effective and continually dynamic, we believe these funds are a smart choice for investors who want to help finance a just and sustainable world.
The growth of our commercial banking business has contributed meaningfully to the accelerated growth of our trust, custody and investment management services business in recent years. As of December 31, 2021, we had 1,096 custody accounts with $40.2 billion in assets under custody and 543 investment management accounts with $17.3 billion in assets under management. For the year ended December 31, 2021, we generated $13.4 million of investment and trust fees.
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
Residential Real Estate
Our portfolio of originated real estate loans to individuals is based primarily in our geographic markets, but also a minority of real estate loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union (SEIU) and American Federation of Teachers (AFT). We began offering residential mortgage loans in 2012 and have since originated approximately 3,500 loans totaling $1.8 billion through December 31, 2021. Our residential loans are primarily closed-end mortgage loans, secured by a first lien on 1-4 family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. We also own portfolios of purchased 1-4 family loans, representing 2.8% of total assets as of December 31, 2021.
Multifamily and CRE
A substantial portion of our portfolio is composed of multifamily loans made to customers in New York, predominantly for rent-stabilized buildings. We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. Our cumulative historical multifamily loss rate from January 1, 2010 through December 31, 2021 is 94 basis points. The average LTV at origination of our multifamily loans is 52%. Other CRE exposure is also predominantly in the New York metropolitan area and includes loans on office buildings, retail centers, industrial facilities, medical facilities and mixed-use buildings with an average LTV of 51% at origination.
At December 31, 2021 our total multifamily portfolio is $821.8 million, and our total multifamily loan exposure in New York State is approximately $647.6 million. Approximately 64% of these loans are to buildings with at least one rent regulated unit and approximately 44% of all units in the portfolio are rent regulated.

Securities

Our securities portfolio primarily consists of high quality and liquid investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86.3% carry AAA credit ratings and 13.0% carry A credit ratings or higher. As of December 31, 2021, our securities portfolio, including Federal Home Loan Bank of New York (“FHLB”) stock, has a weighted average yield of 2.22% and an estimated weighted average life of 4.9 years. Approximately 71.5% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLB stock represented 43.4% of total interest earning assets as of December 31, 2021.

In 2019, we expanded into residential Property Assessed Clean Energy (“PACE”) financing which allows borrowers to finance energy efficient and other socially responsible home improvements with the repayment made through property tax assessments collected by municipalities. PACE assessments are typically pari passu with tax liens and senior to mortgage debt. Since 2019, we have purchased $788.4 million of PACE assessments backed by improvements to residential and commercial properties. The residential assessments were originated by three different companies and were backed mostly by properties from California and Florida. The average assessment-to-value at origination for our residential and commercial PACE portfolios is approximately 9% and 21%, respectively. We added $309.3 million in PACE assets in 2021. PACE assessments are generally non-rated pass-through securities with no structural protections or guarantees added at the security level.
Our Business Strategy
We have a clearly defined mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive social change. Our vision is to provide banking that furthers economic, social, racial, and environmental justice. Our differentiated model of providing relationship-based, personalized-service and customized solutions while sharing our customers’ values has driven the growth of our commercial banking, trust and investment management, and increasingly our consumer banking businesses.
We expect to further enhance our franchise value by continuing to develop organic relationships with our target customer base and maintaining our risk and expense discipline. We plan to expand our customer base by forming new relationships with our target customers in existing markets and strategically expanding into new geographies. We believe this will drive growth in our core banking business and our trust and investment management business. Protecting our values-based franchise also requires disciplined risk and expense management, which we believe is essential to our business strategy. Commitment to our customers’ values is a central tenet of our differentiated business model and we expect it to continue to serve as the pillar of our broader business strategy.
Focus on Deposit-led Organic Growth
Our primary goal is to develop organic relationships in our target customer segments to support the growth of our high quality, low-cost core deposit base. Our growth has been achieved by providing relationship-based, personalized-service and customized solutions. The success of our deposit gathering strategy has enabled us to become a primarily core deposit-funded institution, resulting in a lower cost funding base. Core deposits, which include checking accounts, money market accounts, and savings accounts, totaled $6.1 billion as of December 31, 2021 and represented 97% of total deposits. Our deposit strategy enables us to attract commercial depositors that also borrow and invest with us. Our total deposit growth has increased at a 18.4% compound annual growth rate over the last five years. We believe our reputation within our target customer base positions us well to sustain our growth trajectory.
Geographic Expansion
We intend to consider strategic expansions into new markets that have a large constituency of socially responsible organizations and individuals. We demonstrated our ability to grow organically through our expansion into Washington, D.C. and through acquisition with the completed acquisition of New Resource Bank, based in San Francisco. In 2020, we opened our first commercial office in Boston as part of our efforts to expand organically into new markets. We intend to continue evaluating opportunities to efficiently expand our geographic footprint into other large metropolitan areas throughout the United States that share the same characteristics as our other current markets.

Grow Trust and Investment Management Business
We have been dedicated to serving the investment needs of our institutional clients for more than 40 years. We are committed to fostering strong client relationships and unparalleled understanding of our clients’ goals and objectives. We offer a broad range of both index and actively-managed funds spanning equity, and fixed-income strategies. As of December 31, 2021, we had $40.2 billion of assets under custody and $17.3 billion of assets under management. The growth of our commercial banking business has fueled the continued growth of our trust and investment management business, as approximately one-third of our trust and investment management clients utilize our deposit products. Our existing commercial clients have large trust and investment management needs. Our current infrastructure provides the necessary scale to increase our market presence among corporations, endowments, foundations and family offices. Historically, we performed many of our investment management services "in house" while leveraging a range of sub-advisors for specific needs. In December 2019, we announced a strategic alliance with Invesco to serve as our primary investment management subadvisor and meaningfully reduced the assets directly managed by the Company. Invesco brings significant scale and experience to our investment management business, with over $1.6 trillion in assets under management, as of December 2021. Invesco has a wide range of investment management services across asset classes, with experience in Taft-Hartley plans, and a significant range of social responsibility investment products aligned with our mission. In 2020, approximately three-fourths of our investment management assets were transitioned to Invesco for subadvisory services, allowing the bank to leverage their investment management platform and expertise, reduce risk and lower costs. Our alliance with Invesco has led to new product development aimed specifically at the needs expressed by our mission-oriented clients. In 2021, we launched the ResponsiFunds, an ESG suite of impact products designed to align investment growth goals with an organization's values.
Maintain a Prudent Approach to Asset Allocation
Our business model has historically generated a substantial source of low-cost core deposits and we believe that it will continue to do so. As noted above, our target customers have historically had limited credit needs and we do not expect that these needs will change meaningfully. As such, our business model gives us access to excess liquidity, which we intend to prudently manage to optimize risk-adjusted returns. We expect that our lending strategy will continue to consist of real estate and C&I loans as well as purchases of high-quality loans such as government guaranteed loans supported by the Small Business Administration or the United States Department of Agriculture, consumer loans focused on mission-aligned solar panel installations, or syndicated loans originated by other financial institutions with a track record of strong credit quality and prudent underwriting.
Underwriting and Credit Risk Management
Underwriting. Certain credit risks are inherent in all loans. These include risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, and risks inherent in dealing with individual borrowers. Although we both originate and purchase pools of loans, we apply the following underwriting standards to all of our loans. We attempt to mitigate repayment risks by adhering to internal credit limits, a multi-layered approval process for loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our management, lending officers and credit administration team emphasize a strong risk management culture which is supported by comprehensive policies and procedures for credit underwriting, funding and administration that we believe has enabled us to maintain sound asset quality. Our underwriting methodology emphasizes analysis of global cash flow coverage, property cash flow in the case of real estate loans, loan to collateral value, and obtaining personal guaranties where appropriate. Also, in the case of most income-property loans, we require that borrowers are special purpose entities.
Our Board of Directors has delegated oversight responsibility for our credit risk functions to its Credit Policy Committee, which is responsible for setting our credit risk appetite and approving our credit policy. This policy is updated periodically and reviewed in its entirety at least once per year. Our Board has established a Management Level Credit Committee, which is charged with formulating, subject to the Credit Policy Committee’s approval, and administering our credit policy. The Management Credit Committee reviews and has the authority to approve, delay or deny all requests for new and existing credit exposures within the limits and practices established by our credit policy. Among other responsibilities, the Management Credit Committee reviews and approves (i) all C&I and CRE non-multifamily commercial credit exposure requests greater than $7 million; (ii) CRE multifamily credit exposure requests greater than $10 million; and (iii) approves residential lending credit requests of more than $2 million. The Credit Policy Committee must approve any loan over $25 million, as well as specific programs that are new to the bank or are subject to heightened risk.

Our Management Credit Committee includes our President and Chief Executive Officer, Chief Financial Officer, Director of Commercial Banking, Chief Credit Risk Officer, Treasurer, General Counsel, Senior Credit Officers, Senior Lending Officer and Director of Commercial Real Estate. Our Management Credit Committee generally meets weekly to evaluate and approve credits brought by loan officers. Prior to submitting a loan for approval, the loan will have gone through several rounds of underwriting and credit review starting with deal screens, underwriting performed by the lending unit, a review of the underwriting by our Credit Risk Management team, submission of a formal credit application memorandum that is also reviewed by our Credit Risk Management team, and an approval to move forward by a Senior Credit Officer. Particularly, during the underwriting process and prior to presentation to the Management Credit Committee, the collateral properties on multifamily and CRE loans are visited by the originating relationship manager. There are no automatic factors that preclude a loan from being approved as we focus on the totality of the credit opportunity including the borrower’s financial strength, industry, loan structure, strategic fit, and economics. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process which includes, but is not limited to, the following:

•understanding the customer’s financial condition and ability to repay the loan;
•verifying that the primary and secondary sources of repayment are adequate in relation to the amount and structure of the loan;
•observing appropriate LTV guidelines for collateral secured loans;
•maintaining our targeted levels of diversification for the loan portfolio, both as to type of borrower, industry and geographic location of collateral;
•ensuring that each loan is properly documented with perfected liens on collateral; and
•the purpose of the loan.
There is a restricted industries and activities list; a loan falling within a restricted industry or activity may still be approved on an exception basis. The review of such a loan must include a review of the mitigations for the exception and a reason to continue considering the loan.
We use third party appraisers to appraise the properties on which we make CRE loans. We choose these appraisers from a small group of qualified individuals and firms based on the specific type of property and the geographic area in which the property is located. The appraisal review process has been outsourced. The Appraisal Management Company selects the appraising individual or firm (from a Bank-approved list), orders the appraisal, and reviews the completed appraisal. The full process is managed by the Senior Vice President-Senior Real Estate Credit Officer.
For 1-4 family residential loans (first lien), our general policy is not to exceed an LTV of 80% unless the borrower obtains mortgage insurance. The LTV generally declines as the amount of the loan increases. For multifamily and CRE loans, our policies are to obtain an appraisal on each loan and, generally, to not exceed an LTV of 80% and 75%, respectively.
Loans to One Borrower. In accordance with “loans-to-one-borrower” regulations promulgated by the New York State Department of Financial Services, which we refer to as NYDFS, we are generally limited to lending no more than 15% of our unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, we must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of our unimpaired capital and unimpaired surplus. At December 31, 2021, our regulatory limit on loans-to-one borrower was $89 million. Our Management Credit Committee approval limit is $25 million, any loan over $25 million must be approved by the Credit Policy Committee. We regularly monitor concentration risk, which is the risk of lending too much to one particular customer or type of customer. Our loan policy establishes detailed concentration limits and sub limits by loan type and geography. Our Management Credit Committee and our Credit Policy Committee review our concentration reports on a quarterly basis.
Ongoing Credit Risk Management. Credit risk management involves a collaboration among our loan officers or relationship managers, underwriters, and credit approval, credit administration, portfolio management and collections or loan workout personnel. We apply our collection policies uniformly to both our portfolio loans and loans serviced for others. We conduct monthly loan quality meetings, attended by representatives from each of the aforementioned groups, including the business unit leaders. Our Loan Quality Committee is our executive and senior management governing body for monitoring loans that have classified or criticized regulatory risk ratings, or as determined by our Chief Credit Risk Officer or Senior Credit Officers. Criticized loans are special mention loans as they show potential weakness that if not addressed by management may lead to performance and collectability issues. Classified loans are substandard-accruing loans, substandard non-accruing loans, and doubtful loans.
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
Our Loan Quality Committee also reviews: delinquent loans, upcoming maturities, credit review cycles, and other credit monitoring reports across both the loan quality portfolio and non-loan quality portfolio, as well as non-performing residential loans. The Loan Quality Committee has approval authority for loan amendments and credit risk rating changes for reviewed credit exposures. A credit risk rating change requires a majority vote of the Loan Quality Committee and is reported to the Credit Policy Committee. After approval by Loan Quality Committee, the credit risk rating change is verified through a control process in our system.
In accordance with our policy, we perform annual asset reviews of our multifamily, CRE, and C&I loans. All C&I loans in excess of $1 million are reviewed at least annually, or quarterly based on size criteria. Pass-rated CRE and multifamily loans are reviewed annually or biannually based on size and location, and all criticized and classified loans are reviewed monthly. As part of these credit reviews, we analyze recent financial statements of the borrower and any additional market data that may impact the borrower’s ability to repay the loan. Upon completion, we update the risk rating assigned to each loan. Relationship managers are encouraged to bring potential credit issues to the attention of credit administration personnel. Our credit policy requires at least 40% of our loans to be reviewed by an independent third party to ensure that our assigned risk grades are appropriate. Our current engagement requires the independent third party to review at least 50% of our loans by exposure. The loans are typically selected by the independent third-party reviewer except that the reviewer must review all of our leveraged loans, loans with over $20 million exposure, C&I loans with over $10 million exposure, all construction and farmland, all loans in our lowest pass-rated risk rating with exposures over $1 million, municipality/public finance loans, and classified or criticized loans.
Management reviews the reports prepared by the independent reviewers and presents these reports to the Audit Committee and the Credit Policy Committee of the Board. These asset review procedures provide management and the Board with additional information for assessing our asset quality.
Climate Risk Management

Climate-related risks are composed of (1) transitional risks, which are risks associated with the transition towards a low-carbon economy, (2) physical risks, which consist of the physical impacts from climate change including increased frequency and severity of natural disasters, sea levels rising, and extreme temperatures, and (3) regulatory risk as local, state and federal policy makers respond to the climate crisis with new regulations and market influence designed to speed up the transition to a low-carbon economy, mitigate climate risk and protect the economy from climate impacts. These longer-term impacts and events have broad material implications on business operations, supply chains, distribution channels, customers, and markets. The impacts of transition risk can lead to and amplify credit risk or market risk by reducing our customers’ operating income or the value of their assets as well as expose us to reputational and/or litigation risk due to increased regulatory scrutiny or negative public sentiment. Physical risk can lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral

We continue to embed climate risk into our business strategy, and we are committed to ambitious action through risk management programs. In 2021, the Bank became a supporter of the Task Force on Climate Related Financial Disclosures ("TCFD") and follows the TCFD framework across governance, strategy, risk management and targets for disclosing clear, comparable and consistent information about our risks and opportunities presented by climate change. We are excited to embark on this work, engage with clients to realize our goals, and communicate our progress to our valued stakeholders. Our climate risk mitigation efforts are communicated through our Net Zero Climate Target Report which is our plan to measure our impact, to set targets that guide our business and the impact we have in the world, and to be transparent about what this will mean for our business and operations. The information on our website is not incorporated by reference in this report.

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
Human Capital Resources

Our People

As of December 31, 2021, we had 375 employees, approximately 25% of whom are represented by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Diversity, Equity, and Inclusion

The Company's commitment to DEI starts at the top with direct oversight from our Chief Executive Officer. Diversity is important to us at the highest levels and our Board of Directors is currently comprised of six women, four racially or ethnically diverse members, and one LGBTQ+ member. Policies on diversity of the workforce along with policies for recruitment and retention are set by the Board of Directors and reported regularly by management to the Board of Directors. An executive level position with oversight of DEI has been approved by the Board of Directors. We believe maintaining and promoting a diverse and inclusive workplace where everyone feels valued and respected is essential for our growth. We have a formal board diversity policy that states that, when assessing board nominees, the Governance and Nominating Committee must ensure diverse characteristics, including but not limited to gender, age, race, ethnicity, disability, and sexual orientation, are included in any pool of candidates from which the board nominees are chosen.

We are focused on cultivating a diverse, inclusive and equitable culture where our employees can freely bring varied perspectives and experiences to work. We are committed to strategies to attract, retain, and develop top talent to fuel our growth and create value for stockholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and provide annual employee trainings on DEI. We have established ERGs to support employees from marginalized populations to help cultivate a healthy workplace culture. As of December 31, 2021, approximately 60% of our employees identify as women and women hold 13 of 37 senior management positions, and 62% of our employees identify as under-represented minorities and they hold 30% of senior management positions.

To increase diverse representation in our workforce, particularly in senior management, we have established placement goals for minorities and women where warranted and expanded recruitment at career fairs with diverse candidates. In addition, in response to the civil unrest that erupted in the spring of 2020, we established a Racial Task Force, composed of employees from a wide spectrum of the Company, to promote racial equity in employee hiring, retention and promotion, professional development and training, and community outreach. In 2021, the Board of Directors took significant steps to enhance our DEI strategy through the approval of our formal DEI plan. This plan included enhanced policies, programs that recommit our focus to our social mission, and seek to drive continued change for our Company, customers, and communities. This plan is not only central to our mission but is a key part of our growth strategy and ensuring we are the Company of choice for our customer segments.

Pay Equity

The Company is committed to pay parity and in 2020 conducted its first pay equity audit. In 2021 the Company disclosed its policy of conducting a third party pay equity analysis every three years for all non-collectively bargained employees.

Culture and Employee Engagement

We believe continuous engagement with our employees is important to driving our success. Our President and Chief Executive Officer holds a Town Hall-style meeting a minimum of annually with our employees, covering topics such as business strategy and outlook, our competitive landscape, emerging industry trends and offers a question and answer session with management. We believe this format promotes strong and productive conversations across our organization.

Competitive Pay/Benefits

To attract and retain talent, we offer a comprehensive compensation and benefits package that includes health insurance, pension, savings plans, employee stock purchase plan and tuition reimbursement. In 2019, we became the first U.S. bank to increase our minimum wage to $20 per hour.

We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive pay programs and to benchmark them against those of industry peers. We align our executives’ pay with performance by linking incentive pay to financial performance and we have stock ownership requirements for senior executives.

Promotions and Tenure

We believe our success depends on developing and promoting our employees. From December 31, 2020 to December 31, 2021, approximately 8.8% of our workforce was promoted. The average tenure of our employees is approximately eight years.

Health and Safety

The health and safety of our employees and customers is our highest priority. To that end, since March 2020, when we successfully transitioned our office employees to a remote work environment we have been able to proactively respond to the changing conditions of the pandemic with health and safety as our guide as we navigate federal, state, and city requirements for our workforce. For our branch employees and customers, we have instituted safety procedures such as requiring mask wearing, cleaning protocols, providing personal protective equipment and cleaning supplies, and health screening procedures for employees and protocols for dealing with actual and suspected COVID-19 cases.

We have expanded benefits to employees in response to the pandemic and our response has been guided by a task force that is representative of our workforce. As we phased in employees returning to the office in late 2021, we deployed a system to capture vaccination status and issued protocols for COVID-19 screening and testing, when necessary, prior to entering the office. The Company keeps records of health and safety incidents and our record of compliance with the Occupational and Safety Administration.
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
For the year ending December 31, 2021, AREMCO had $5.4 million in taxable income. In December 2021, the Board of Directors of AREMCO declared a dividend payout of $5.1 million to be paid to stockholders on January 20, 2022. The dividend encompassed the outstanding tranches of AREMCO stock as follows; $1,873.95 per share of Class A Senior Preferred Stock, $5.00 per share of Class B Senior Preferred Stock, and $80.00 per share of Junior Preferred Stock. The dividend payable to us was approximately $5.0 million and was recorded as an adjustment to retained earnings.

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

Legislative and Regulatory Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

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

The CARES Act and Initiatives Related to COVID-19

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, was signed into law and provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. The relief period provided in the CARES Act expired on January 1, 2022. Many of the CARES Act’s programs were dependent upon the direct involvement of financial institutions like the Bank. These programs were implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Bank.

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the Paycheck Protection Program, or PPP, to fund operational costs of eligible businesses, organizations and self-employed persons impacted by COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments were also deferred for the first six months of the loan term. The PPP commenced on April 3, 2020 and was available to qualified borrowers through August 8, 2020. No collateral or personal guarantees were required. On December 27, 2020, the President signed the Consolidated Appropriations Act, 2021 into law which included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.”

Troubled Debt Restructurings and Loan Modifications for Affected Borrowers. The CARES Act, as extended by certain provisions of the Consolidated Appropriations Act, 2021, permitted banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that may otherwise be characterized as troubled debt restructurings and suspend any determination related thereto if (i) the borrower was not more than 30 days past due as of December 31, 2019, (ii) the modifications were related to COVID-19, and (iii) the modification occurred between March 1, 2020 and the earlier of 60 days after the date of termination of the national emergency or January 1, 2022. Federal bank regulatory authorities also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19.

New York State COVID-19 Emergency Eviction and Foreclosure Prevention Act of 2020. This Act placed a moratorium on residential evictions and residential foreclosures until May 1, 2021 for those who had endured COVID-19-related hardships.

Amalgamated Financial Corp.

The Company owns 100% of the outstanding capital stock of the Bank, and is considered to be a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the Federal Reserve under the BHC Act and its regulations promulgated thereunder.

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

As a bank holding company, the Company can elect to be treated as a “financial holding company,” which would allow it to engage in a broader array of activities. In summary, a financial holding company can engage in activities that are financial in nature or incidental or complementary to financial activities, including insurance underwriting, sales and brokerage activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities. We are contemplating seeking designation as a financial holding company. In order to elect financial holding company status, at the time of such election, each insured depository institution that the Company controls must be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act.

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

The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of our Company.

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

Capital Requirements and Payment of Dividends

The Federal Reserve imposes certain capital requirements on the bank holding companies under the BHC Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are essentially the same as those that apply to the Bank and are described below under “Amalgamated Bank—Capital and Related Requirements” Subject to our capital requirements and certain other restrictions, including the consent of the Federal Reserve, we are able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.

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

As a general matter, the Federal Reserve has indicated that the Board of Directors of a bank holding company should eliminate, defer or significantly reduce dividends to stockholders if: (a) the company’s net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (b) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (c) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III capital rules, financial institutions that seek to pay dividends will have to maintain the 2.5% capital conservation buffer. See “Amalgamated Bank—Capital and Related Requirements.”

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

Amalgamated Bank

General

As a New York state-chartered bank, we are examined, supervised and regulated by the NYDFS and the FDIC. The statutes enforced by, and regulations and policies of, these agencies affect most aspects of our business, including prescribing the permissible scope of our activities, permissible types of loans and investments, the amount of required reserves, requirements for branch offices, and various other requirements.
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

Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the FDIA. The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2021, our capital ratios exceeded the minimum ratios established for a “well capitalized” institution.
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
Community Reinvestment Act Requirements
We are subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. The CRA further requires the agencies to take into account our record of meeting community credit needs when evaluating applications for, among other things, new branches or mergers. We are also subject to analogous state CRA requirements in New York and other states in which we may establish branch offices. In connection with their assessments of CRA performance, the FDIC and NYDFS assign a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” We received a “satisfactory” CRA Assessment Rating from both regulatory agencies in our most recent examinations. The federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals.
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
Fair Lending Requirements

We are subject to certain fair lending requirements and reporting obligations involving lending operations. A number of laws and regulations provide these fair lending requirements and reporting obligations, including, at the federal level, the Equal Credit Opportunity Act (“ECOA”), as amended by the Dodd-Frank Act, and Regulation B, as well as the Fair Housing Act (“FHA”) and regulations implementing FHA found at 24 C.F.R. Part 100. ECOA and Regulation B prohibit discrimination in any aspect of a credit transaction based on a number of prohibited factors, including race or color, religion, national origin, sex, marital status, age, the applicant’s receipt of income derived from public assistance programs, and the applicant’s exercise, in good faith, of any right under the Consumer Credit Protection Act. ECOA and Regulation B include lending acts and practices that are specifically prohibited, permitted, or required, and these laws and regulations proscribe data collection requirements, legal action statute of limitations, and disclosure of the consumer’s ability to receive a copy of any appraisal(s) and valuation(s) prepared in connection with certain loans secured by dwellings. FHA prohibits discrimination in all aspects of residential real-estate related transactions based on prohibited factors, including race or color, national origin, religion, sex, familial status, and handicap. Fair lending requirements can also be imposed at the state level, including through Section 296-A of the New York Executive Law.

In addition to prohibiting discrimination in credit transactions on the basis of prohibited factors, these laws and regulations can cause a lender to be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of persons. If a pattern or practice of lending discrimination is alleged by a regulator, then the matter may be referred by the agency to the U.S. Department of Justice (“DOJ”) for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations, and have generally committed to strengthen their coordination efforts.
In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals

Consumer Protection Regulations

Our activities are subject to a variety of statutes and regulations—both at the federal and state levels—designed to protect consumers. This includes Title X of the Dodd-Frank Act, which prohibits engaging in any unfair, deceptive, or abusive acts or practices (“UDAAP”). UDAAP claims involve detecting and assessing risks to consumers and to markets for consumer financial products and services. Interest and other charges collected or contracted for by us are subject to state usury laws and federal laws concerning interest rates. Our loan operations are also subject to federal laws applicable to credit transactions, such as:
•the Truth-In-Lending Act (“TILA”) and Regulation Z, governing disclosures of credit and servicing terms to consumer borrowers and including substantial new requirements for mortgage lending and servicing, as mandated by the Dodd-Frank Act;
•the Home Mortgage Disclosure Act of 1975 and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves, and requiring collection and disclosure of data about applicant and borrower characteristics to assist in identifying possible discriminatory lending patterns and enforcing antidiscrimination statutes;
•the Equal Credit Opportunity Act (“ECOA”) and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
•the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act and Regulation V, as well as the rules and regulations of the FDIC governing the use of consumer reports and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;
•the Fair Debt Collection Practices Act and Regulation F, governing the manner in which consumer debts may be collected by collection agencies and intending to eliminate abusive, deceptive, and unfair debt collection practices;
•the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which governs aspects of residential mortgage loans, including the settlement and servicing process, dictates certain disclosures to be provided to consumers, and imposes other requirements related to compensation of service providers, insurance escrow accounts, and loss mitigation procedures;
•The Secure and Fair Enforcement for Mortgage Licensing Act (“SAFE Act”) which mandates a nationwide licensing and registration system for residential mortgage loan originators. The SAFE Act also prohibits individuals from engaging in the business of a residential mortgage loan originator without first obtaining and maintaining annually registration as either a federal or state licensed mortgage loan originator;
•The Homeowners Protection Act (“HPA”), or the PMI Cancellation Act, provides requirements relating to private mortgage insurance (PMI) on residential mortgages, including the cancelation and termination of PMI, disclosure and notification requirements, and the requirement to return unearned premiums;
•The Fair Housing Act (“FHA”) prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
•The Servicemembers Civil Relief Act (“SCRA”) and Military Lending Act (“MLA”), providing certain protections for servicemembers, members of the military, and their respective spouses, dependents and others; and
•Section 106(c)(5) of the Housing and Urban Development Act requires making home ownership available to eligible homeowners.

Our deposit operations are also subject to federal laws, such as:
•the FDIA, which, among other things, imposes a minimum amount of deposit insurance available per account to $250,000 and imposes other limits on deposit-taking;
•the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•the Electronic Funds Transfer Act and Regulation E, which governs governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
•the Expedited Funds Availability Act (“EFA Act”) and Regulation CC, setting forth requirements to make funds deposited into transaction accounts available according to specified time schedules, disclose funds availability policies to customers, and relating to the collection and return of checks and electronic checks, including the rules regarding the creation or receipt of substitute checks; and
•the Truth in Savings Act (“TISA”) and Regulation DD, which requires depository institutions to provide disclosures so that consumers can make meaningful comparisons about depository institutions and accounts.
In addition, we are subject to increased regulations concerning consumer privacy, including the California Consumer Privacy Act with respect to certain data regarding California residents and the New York Department of Financial Services Cybersecurity Regulations.
The Consumer Financial Protection Bureau (the “CFPB”) is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.
The CFPB has issued a number of significant rules that impact nearly every aspect of the lifecycle of consumer financial products and services, including rules regarding a residential mortgage loan. These rules implement Dodd-Frank Act amendments to the ECOA, TILA and RESPA. Among other things, the rules adopted by the CFPB require banks to: (i) develop and implement procedures to ensure compliance with a “reasonable ability-to-repay” test; (ii) implement new or revised disclosures, policies and procedures for originating and servicing mortgages, including, but not limited to, pre-loan counseling, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence, and mortgage origination disclosures, which integrate existing requirements under TILA and RESPA; (iii) comply with additional restrictions on mortgage loan originator hiring and compensation; and (iv) comply with new disclosure requirements and standards for appraisals and certain financial products.
Bank regulators take into account compliance with consumer protection laws when considering approval of expansionary proposals.
Anti-Money Laundering Regulation
As a financial institution, we must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Bank Secrecy Act (“BSA”). Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must also take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires us to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.
Current laws, such as the USA PATRIOT Act (which amended the BSA), as described below, provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of certain applications. In recent years, regulators have expressed concern over banking institutions’ compliance with anti-money laundering requirements and, in some cases, have delayed approval of their expansionary proposals. The regulators and other governmental authorities have been active in imposing “cease and desist” orders and significant money penalty sanctions against institutions found to be in violation of the anti-money laundering regulations.
On January 1, 2021, Congress enacted the National Defense Authorization Act for Fiscal Year 2021 (“NDAA”). The NDAA provides for one of the most significant overhauls of the BSA and related anti-money laundering laws since the USA Patriot Act. Notably, changes include:
•expansion of coordination and information sharing efforts among the agencies tasked with administering anti-money laundering and countering the financing of terrorism requirements, including the Financial Crimes Enforcement Network (“FinCEN”), the primary federal banking regulators, federal law enforcement agencies, national security agencies, the intelligence community, and financial institutions;
•providing additional penalties with respect to violations of BSA and enhancing the powers of FinCEN;
•significant updates to the beneficial ownership collection rules and the creation of a registry of beneficial ownership which will track the beneficial owners of reporting companies which may be shared with law enforcement and financial institutions conducting due diligence under certain circumstances;
•improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and
•enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30 percent of the amount that is collected in monetary sanctions as well as increased protections;
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
Under the USA PATRIOT Act, FinCEN can send Amalgamated lists of the names of persons suspected of involvement in terrorist activities or money laundering. Amalgamated may be requested to search its records for any relationships or transactions with persons on those lists. If we find any relationships or transactions, we must report those relationships or transactions to FinCEN.
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
Financial Privacy and Cybersecurity
There are a number of state and federal laws and regulations that govern financial privacy and cybersecurity. At the federal level, this includes the privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”) and related regulations, including Regulation P, which govern the treatment of nonpublic personal information. Under these privacy protection provisions, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies and notices to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the Board of Directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services.
State laws and regulations governing financial privacy and cybersecurity include the California Consumer Privacy Act with respect to certain data regarding California residents, the New York Department of Financial Services Cybersecurity Regulations, and other New York financial privacy laws and regulations. The NYDFS issued a new rule, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity rule adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct an ongoing, comprehensive risk assessment and requires each institution’s Board of Directors, or a senior officer, to submit annual certifications of compliance with these requirements.
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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended and will expire on the sooner of January 1, 2023, or the effective date of a final Federal Reserve rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of a bank.
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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in April 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets. Final regulations have not been adopted as of December 31, 2021. If adopted, these or other similar regulations would impose limitations on the manner in which we may structure compensation for our executives and other employees. The scope and content of the federal banking agencies’ policies on incentive compensation are continuing to develop and are likely to continue evolving.
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
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. On September 30, 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks were to receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. These assessment credits started with the June 30, 2019 assessment invoiced in September 2019 and ran off in March 2020. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.
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

Item 1A.    Risk Factors.

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

Economic and Geographic-Related Risks

Our business may be adversely affected by economic conditions

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

The impact of the COVID-19 pandemic is fluid and continues to evolve and there is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the pandemic. Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown, and during which we may experience a recession. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, high unemployment or underemployment, and inflation may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Changes in U.S. trade policies and other global political factors beyond our control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact our business, financial condition and results of operations.

There have been, and may be in the future, changes with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact our customers' costs, demand for our products, or the U.S. economy or certain sectors thereof and, thus, could adversely impact our business, financial condition and results of operations. As a result of Russia’s invasion of Ukraine, the U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the European Union (“EU”) and the U.K. and other jurisdictions. The U.S., the U.K., and the EU each imposed packages of financial and economic sanctions that, in various ways, constrain transactions with numerous Russian entities and individuals; transactions in Russian sovereign debt; and investment, trade, and financing to, from, or in certain regions of Ukraine. Moreover, actions by Russia, and any further measures taken by the U.S. or its allies, could have negative impacts on regional and global financial markets and economic conditions. To the extent changes in the global political environment, including Russia’s invasion of Ukraine and the escalating tensions between Russia and the U.S., NATO, the EU and the UK, have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted.

Our operations and clients are concentrated in large metropolitan areas, which could be the target of terrorist attacks.

The vast majority of our operations and clients are located in New York City, Washington, D.C., and San Francisco. In addition, at December 31, 2021, 94.1% of the properties securing our CRE, multifamily, or construction loans outstanding were located in the states of New York and California, and in Washington, D.C. These areas have been and may continue to be the target of terrorist attacks. A major terrorist attack in one of these areas could severely disrupt our operations and the ability of our clients to do business with us and cause losses to loans secured by properties in these areas. Such an attack could therefore adversely affect our business, financial condition, results of operations and prospects.

Climate change and material environmental sustainability may have an effect on the performance of our business operations and asset quality which could adversely affect our financial condition and results of operations.

We are subject to the growing risk of climate change. There is an increasing concern over climate-related risks and material environmental sustainability on the impacts of business operations, asset quality, and earnings. The risks related to the physical impacts of climate change include acute risks which are event-driven such as increased instances of hurricanes, tropical storms, winter storms, freezes, wildfires, tornados, floods, and other large-scale weather catastrophes. Additionally, there are chronic physical risks which are long-term global impacts from rising average temperature and sea levels. Any of these events could disrupt the reliability of our operations and those of our customers, and third party vendors and suppliers. Such events could cause downturns in economic and market conditions generally, which could negatively impact our customers and third party suppliers and vendors and which could have an adverse effect on our business and financial results. Our expenses could increase due to consumer preference changes and increased legislation and regulatory requirements such as those associated with the transition to a low-carbon economy. The potential costs, including strategic planning, litigation due to increased regulatory scrutiny or negative public sentiment, technology expenditures, and losses associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.

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
The majority of our assets and liabilities are monetary in nature and, as a result, we are subject to significant risk from changes in interest rates, which may affect our net interest income as well as the valuation of our assets and liabilities. Our earnings depend significantly on our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. We expect to periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates move contrary to our position, this “gap” may work against us, and our earnings may be adversely affected.

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
Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee (FOMC) of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. In response to the COVID-19 pandemic, the FOMC cut short-term interest rates to a record low range of 0% to 0.25% in 2020, although, in mid-December 2021, the Federal Reserve indicated that three 25 basis point rate hikes were expected in 2022. While rates are expected to increase during the coming year, if short-term interest rates remain at their current levels for a prolonged period, and assuming longer term interest rates remain low or continue to fall, we could experience net interest margin compression as our rates on our interest earning assets would decline while rates on our interest-bearing liabilities could fail to decline in tandem. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
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
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. The act generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2021, our total multifamily loan exposure in New York State is approximately $647.6 million, of which approximately $425 million, or 66%, represents our portfolio’s composition of rent stabilized and rent controlled apartments in the New York multifamily market.
Our estimated allowance for loan losses and fair value adjustments with respect to loans acquired in our acquisitions may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses ("ALLL") that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2021, our ALLL totaled $35.9 million, which represents approximately 1.08% of our total loans, net. The level of the allowance reflects management’s continuing evaluation of loan levels and portfolio composition, observable trends in nonperforming loans, historical loss experience, known and inherent risks in the portfolio, underwriting practices, adequacy of collateral, credit risk grading assessments and other factors. The determination of the appropriate level of the ALLL is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in ALLL are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected. In addition, inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our

ALLL. In addition, we have historically maintained higher provisions for loan losses in our C&I portfolio and may continue to do so, even as we de-emphasize and reallocate the balances of this portfolio.
The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. The Financial Accounting Standards Board, or FASB, issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which will become effective January 1, 2023. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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

A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We intend to comply with Sarbanes-Oxley Act standards regarding our internal control over financial reporting. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal controls over financial reporting. Any failure to maintain internal controls over financial reporting, or any difficulties that we may encounter in such maintenance, could result in significant deficiencies or material weaknesses, result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting obligations, each of which could result in a material adverse effect on our business, financial condition or results of operations or an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. We continue to devote a significant amount of effort, time and resources to our controls and ensuring compliance with complex accounting standards and regulations. These efforts also include the management of controls to mitigate operational risks for programs and processes across the Company.

Our ability to maintain our reputation is critical to the success of our business, including our ability to attract and retain customers, and failure to do so may materially adversely affect our performance.

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

As a fund manager, we continue to engage in stockholder activism, pressing companies to adopt best practices on a range of environmental, social and corporate governance topics. This activism has caused and could cause increased scrutiny over our own environmental, social and corporate governance activities. Any failure, or perceived failure, in our ability to maintain environmental, social and corporate governance best practices could damage our reputation adversely affecting our business, results of operations or financial condition.

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

We are required to make contributions to the Consolidated Retirement Fund, a multi-employer pension plan that covers both our unionized and non-unionized employees. Our multi-employer pension plan expense totaled $6.2 million in 2021. Our obligations may be impacted by the funding status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from this multi-employer pension plan, we will likely need to record significant withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.

We face strong competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.

The banking business is highly competitive, and we experience competition in our markets from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, non-traditional financial-services providers, other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, and securities brokerage and investment banking firms, as well as super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. As customers’ preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for banks to expand their geographic reach by providing services over the Internet and for Fintech, i.e. “non-banks” to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Because of this rapidly changing technology, our future success will depend in part on our ability to address our customers’ needs by using technology and to identify and develop new, value-added products for existing and future customers. Failure to do so could impede our time to market, reduce customer product accessibility, and weaken our competitive position. Customer loyalty can be easily influenced by a competitor’s products, especially offerings that could provide cost savings or a higher return to the customer. Moreover, this competitive industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.

Risks Related to Our Trust and Investment Management Business

Our trust and investment management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment performance.

Our trust and investment management business may be negatively impacted by changes in general economic and market conditions because the performance of this business is directly affected by conditions in the financial and securities markets. The financial markets and businesses operating in the securities industry are highly volatile (meaning that performance results can vary greatly within short periods of time) and are directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence of global conflicts, all of which are beyond our control. We cannot assure you that broad market performance will be favorable in the future. Declines in the financial markets or a lack of sustained growth may result in a decline in the performance of our investment management business and may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our investment management fees, because they are based primarily on the market value of the securities we manage, and could lead some of our clients to reduce their assets under our management or seek legal remedies for investment performance. If any of these events occur, the financial performance of our trust and investment management business could be materially and adversely affected.

The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short term declines in the performance of the securities under our management.

Like most other companies with an investment management business, our investment management contracts with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short term declines in the performance of the securities we manage, which can result from factors outside our control such as adverse changes in market or economic conditions or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors that have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment management businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in assets under management and a corresponding decline in investment management fees, which would adversely affect our results of operations.

Capital and Liquidity Risks

We are subject to liquidity risk.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans are concentrated, difficult credit markets, adverse regulatory or judicial actions against labor unions, political organizations or not-for profits, or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. For instance, our political campaigns, PACs, and state and national party committee clients totaled $989.6 million in deposits as of December 31, 2021 and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

Our business needs and future growth may require us to raise capital, but that capital may not be available or may be dilutive.

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

In particular, the capital requirements applicable to us under the Basel III rules, which became fully phased-in on January 1, 2019 required us to satisfy additional, more stringent, capital adequacy standards. While we expect to meet the requirements of the Basel III rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

Risks Related to Our Industry

We are exposed to risks related to our PACE financings.

Property Assessed Clean Energy ("PACE") financing is a means of financing energy-efficient upgrades or the installation of renewable energy sources for commercial, industrial and residential properties that are repaid over a selected term through property tax assessments, which are secured by the property itself and paid as an addition to the owners’ property tax bills. The unique characteristic of PACE assessments is that the assessment is attached to the property rather than the individual borrower. Active programs for residential PACE financing exist in California, Florida and Missouri. As of December 31, 2021, we had a portfolio of $175.7 million in commercial PACE securities and $451.7 million in residential PACE securities. These securities are pari passu with tax liens and generally have priority over first mortgage liens.

Because PACE financing programs are typically enabled through state legislation and authorized at the local government level, variations between each state’s programs may expose us to increased compliance costs and risks. In addition, the Economic Growth, Regulatory Release, and Consumer Protection Act required the CFPB to prescribe regulations relating to residential PACE financings. In March 2019, the CFPB issued an advanced notice of proposed rulemaking, but has not issued a proposed rule. Specifically, the CFPB is contemplating regulations for PACE financing under the ability-to-repay requirements under the Truth in Lending Act, which are currently in place for residential mortgage loans. If final rules are adopted by the CFPB, we may be exposed to increased compliance and regulatory risks related to our residential PACE assessments. If we fail to comply with any final rules adopted by the CFPB, we may face reputational and litigation risks with respect to our PACE assessments.

The fair value of our investment securities could fluctuate because of factors outside of our control, which could have a material adverse effect on us.

As of December 31, 2021, the fair value of our investment securities portfolio was approximately $3.0 billion. Factors beyond our control could significantly affect the fair value of these securities. These factors include, but are not limited to, changes in market conditions including changes in interest rates or spreads, changes in the credit profile of individual securities, changes in prepayment behavior of individual securities, rating agency actions in respect of the securities, or adverse regulatory action. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects.

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

There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our growth requires that we increase our loans, assets under management and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk, increasing our noninterest expenses or compressing our net interest margin, maintaining more than adequate capital at all times, hiring and retaining qualified employees and successfully implementing strategic initiatives. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

New lines of business, products, product enhancements or services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products or product enhancements as well as new services within our existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances in which the markets are not fully developed. In implementing, developing or marketing new lines of business, products, product enhancements or services, we may invest significant time and resources, although we may not assign the appropriate level of resources or expertise necessary to make these new lines of business, products, product enhancements or services successful or to realize their expected benefits. Initial timetables for the introduction and development of new lines of business, products, product enhancements or services may not be achieved, and price and profitability targets may not prove feasible. For example, several of our competitors have successfully introduced innovative investment management products. The introduction of such new products requires continued innovative efforts on the part of our management and may require significant time and resources as well as ongoing support and investment. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also affect the implementation of a new line of business or offerings of new products, product enhancements or services. Furthermore, any new line of business, product, product enhancement or service or system conversion could have a significant impact on the effectiveness of our internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or offerings of new products, product enhancements or services could have a material adverse effect on our business, financial condition or results of operations.

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

In particular, information pertaining to us and our customers is maintained, and transactions are executed, on our networks and systems or those of our customers or third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. While we have not experienced any material breaches of information security, such breaches may occur through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Further, risk of cybersecurity incidents may increase with the political and economic instability or warfare (including the Russia and Ukraine war). We cannot be certain that the security measures we, or processors, have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, a breach of our systems, or those of processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition and results of operations.

We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing, item/payment processing systems, and online banking platforms. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans or to gather deposits and provide customer service and it could compromise our ability to operate effectively, damage our reputation, result in a loss of business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud, misconduct, or material errors on the part of our employees or employees of any of these third parties could disrupt our operations or adversely affect our reputation.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. If the services of any of our of key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects. We may not be successful in retaining our key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Leadership transitions can be inherently difficult to manage, and inadequate transitions may cause disruptions to our business due to, among other things, diverting management’s attention or causing a deterioration in morale.

We do not currently have employment agreements with any of our executive officers other than our President and Chief Executive Officer, although we have a change in control policy applicable to certain executive officers and we have severance and retention agreements. In addition, our officers have agreed to a one-year non-solicitation covenant; therefore, these officers could leave us and immediately begin competing against us and after one year begin soliciting our customers. The departure of any of our key personnel could also have a material adverse impact on our business, results of operations and growth prospects.

Our business could suffer if we experience employee work stoppages, union campaigns or other labor difficulties, and efforts by labor unions could divert management attention and adversely affect operating results.

As of December 31, 2021, we had 375 employees, of which approximately 25% are represented by collective bargaining agreements or an employee union. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. In addition, negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. On March 11, 2020, we entered into an amended and restated collective bargaining agreement with the Office and Professional Employees International Union, Local 153, AFL-CIO (the “CBA”) which expires on June 30, 2023. The CBA was updated to include certain provisions in accordance with law and/or in line with our mission, vision and values, such as (i) expanding the non-discrimination language, (ii) including a lactation provision, (iii) addressing paid family leave, and (iv) reflecting the $20/hour minimum wage and additional raise to each grade accordingly. It also provided for a 3% wage increase effective July 1, 2020, July 1, 2021 and July 1, 2022, respectively.

Legal, Accounting, Regulatory, and Compliance Risks

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of such changes, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively affect how we record and report our results of operations and financial condition generally.

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

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The critical accounting policies include the ALLL. Because of the uncertainty of estimates involved in this matters, we may be required to significantly increase the allowance or sustain loan losses that are significantly higher than the reserve provided. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.

We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. The Company is subject to Federal Reserve regulations, and the Bank is subject to regulation, supervision and examination by the FDIC and the NYDFS. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an exam, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.
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
The federal Bank Secrecy Act, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs, and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire are deficient, we would be subject to liability, including fines, and regulatory actions such as restrictions on our ability to pay dividends and engage acquisitions, which would negatively impact our business, financial condition and results of operations. In recent years, sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the Community Reinvestment Act and federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act and the Fair Housing Act impose nondiscriminatory lending requirements on financial institutions. The FDIC, the NYDFS, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. There are proposed revisions to the CRA, which could affect our compliance obligations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisitions and expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
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
In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
Because we are an emerging growth company and because we have decided to take advantage of certain exemptions from various reporting and other requirements applicable to emerging growth companies, our common stock could be less attractive to investors.
For as long as we remain an “emerging growth company,” as defined in the JOBS Act, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) we are exempt from the requirements to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act; (ii) we are permitted to have less extensive disclosure about our executive compensation arrangements; and (iii) we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements (although we intend to do so).
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
Because we have elected to use the extended transition period for complying with new or revised accounting standards for an emerging growth company our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates.
We have elected to use the extended transition period for complying with new or revised accounting standards under Section 7(a)(2)(B) of the Securities Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with these accounting standards as of the public company effective dates. Because our financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock. As an example, we are not required to implement CECL until 2023. As a result, any impact on our financial statements could be delayed compared to other public companies. We cannot predict if investors will find our common stock less attractive because we rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
The market price of our common stock could decline due to the large number of outstanding shares of our common stock eligible for future sale.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future, at a time and price that we deem appropriate. As of December 31, 2021, we had 31,130,143 shares of common stock issued and outstanding. Of the outstanding shares of common stock, all of these shares are freely tradable, except that any shares held by “affiliates” (as that term is defined in Rule 144 under the Securities Act), only may be sold in compliance with certain limitations. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future. In addition, stockholders owning an aggregate 16.48 million shares of our common stock remain entitled to registration rights under existing registration rights agreements. Accordingly, the market price of our common stock could be adversely affected by actual or anticipated sales of a significant number of shares of our common stock in the future.

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
A significant percentage of our common stock is currently held by investment funds affiliated with The Yucaipa Companies, LLC (“Yucaipa”) and an amalgamation of Workers United and numerous joint boards, locals or similar organizations authorized under the constitution of Workers United (the “Workers United Related Parties”). Yucaipa owns approximately 12% of our outstanding common stock and the Workers United Related Parties own approximately 41% of our common stock. Although Yucaipa entered into a passivity commitment with regulators that limit its ability to influence us either individually or as a group, it will continue to have a significant level of influence over us because of its level of common stock ownership and its right to representation on our Board of Directors. For example, significant stockholders will have a greater ability than our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, including mergers and acquisition transactions, amendments to our certificate of incorporation and bylaws, and other extraordinary corporate matters. The interests of these investors could conflict with the interests of our other stockholders, and any future transfer by these investors of their shares of common stock to other investors who have different business objectives could adversely affect our business, results of operations, financial condition, prospects or the market value of our common stock.
Yucaipa and Workers United Related Parties have also entered into agreements with us that contain certain provisions, including, among others, provisions relating to our governance, information rights, tag-along rights, board designation rights, and certain board and stockholder approval rights. Additionally, Yucaipa and Workers United Related Parties have entered into agreements with us that provide certain registration rights under existing registration rights agreements, and in the case of the Workers United Related Parties, the establishment of an advisory board.
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
Additionally, a sale of common stock by the Workers United Related Parties to a third party could adversely impact the market price of our common stock and our business, financial condition and results of operations. For example, a change in control caused by the sale of our shares by the Workers United Related Parties may result in a change of management decisions and business policy.
Shares of our common stock are subject to dilution.

As of December 31, 2021, we had 31,130,143 shares of common stock issued and outstanding. Under our certificate of incorporation, our Board of Directors and subject to any limitations under applicable laws or the rules of The Nasdaq Global Market, we may issue up to 38,869,857 additional shares of our common stock, which authorized amount could be increased by a vote of a majority of our outstanding shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the value of our common stock.

Risks Related to the Withdrawal of Our Regulatory Applications to Merge with Amalgamated Investments Company

The recent withdrawal of our regulatory applications to merge with AIC and ABOC could have a material adverse effect on our business, results of operations and financial condition.

On February 25, 2022, we announced that we had withdrawn our applications for regulatory approval to merge with AIC and ABOC. We believe that our inability to obtain such approval and complete the merger may materially and adversely affect our business, results of operations and financial condition, due to the following:
•we may become subject to litigation related to the withdrawal of our merger applications or to proceedings commenced against us in relation to the merger agreement, which could cause us to incur substantial costs and may materially distract our management;
•we may experience negative media attention, which may adversely affect our reputation;
•we may experience negative reactions from the financial markets, which could cause the market price of our common stock to decline; and
•we may experience negative reactions from our customers and personnel.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2021, our five branch offices and one commercial office in Boston are leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our common stock is listed on The NASDAQ Global Market under the symbol “AMAL.” As of December 31, 2021, we had 31,130,143 shares of common stock outstanding and approximately 104 stockholders of record.
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

Stock Performance Graph
The following stock performance graph compares the cumulative total shareholder returns for the Company's common stock, KBW Bank Index and the KBW Regional Bank Index for the periods indicated. The graph assumes that an investor originally invested $100 in shares of the Bank's common stock at its closing price on August 8, 2018, the first day that the Company's shares were traded, and assumes reinvestment of dividends and other distributions to stockholders. The following stock performance graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

	Cumulative Total Returns Period Ending
	8/9/18	12/31/18	12/31/19	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21
Amalgamated	$100.00	$118.54	$120.00	$87.03	$105.60	$99.98	$101.71	$108.30
KBW Bank Index	100.00	78.50	106.86	95.84	118.35	124.07	130.08	132.60
KBW Regional Bank Index	100.00	77.81	96.38	88.01	114.16	112.53	116.15	120.27

Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended December 31, 2021 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act. There were 21,535 shares withheld by the Company during the three months ended December 31, 2021 to pay the taxes associated with the vesting of stock options.

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

Item 6.      [Reserved]
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion of our consolidated financial condition as of December 31, 2021, as compared to December 31, 2020, and our results of operations for the years ended December 31, 2021, December 31, 2020, and December 31, 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

The comparison of our financial results for the year ended December 31, 2020 to those for the years ended December 31, 2019 and December 31, 2018 is included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 15, 2021.

In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.
In this discussion, unless the context indicates otherwise, references to “we,” “us,” and “our” refer to the Company and the Bank. However, if the discussion relates to a period before the Effective Date of our Reorganization, the terms refer only to the Bank.

Overview
Our business
Amalgamated Financial Corp., a Delaware public benefit corporation was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of the Bank and the Bank became the sole subsidiary of the Company. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of December 31, 2021. As of December 31, 2021, our total assets were $7.1 billion, our total loans, net of deferred fees and allowance were $3.3 billion, our total deposits were $6.4 billion, and our stockholders' equity was $563.9 million. As of December 31, 2021, our trust business held $40.2 billion in assets under custody and $17.3 billion in assets under management.
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
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to ensure their profit-making activities align for the benefit of all their stakeholders. In 2021, we introduced ResponsiFunds which is a suite of ESG impact products designed to align our clients' investment growth goals with their organizational values.
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. Over the course of 2021, we were recognized for our leadership on the global stage for our work on climate change with governance positions in the United Nations convened Net Zero Banking Alliance and the Global Partnership for Carbon Accounting Financials and an advisory role for the Glasgow Finance Alliance for Net Zero.
Subordinated Debt Issuance
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.250% Fixed-to-Floating Rate subordinated notes due 2031. The subordinated notes will mature on November 15, 2031. We intend to use the net proceeds from this offering for general business purposes, including ongoing working capital needs.

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

As a result of the temporary closures or reduced hours at several of our branches, we reassessed our branch network and permanently closed six branches due to low traffic. We expect to fully serve these affected customers through our remaining branch network and through our digital platform. We took a charge of $8.3 million related to these branch closures in 2020. However, a benefit to our non-interest expenses of approximately $4.0 million was recognized during 2021.

Impacts on our loan portfolio

The disruption in economic activity across the United States, and particularly in New York, caused stress in the financial condition of both our consumer and commercial clients. As a result, we established programs offering payment deferrals for customers that needed assistance. In accordance with interagency guidance and the CARES Act, short term deferrals granted due to the COVID-19 pandemic were not considered troubled debt restructurings (“TDRs”) unless the borrower was experiencing financial difficulty prior to the pandemic. The CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19.
Other impacts on our results of operation and financial condition

In addition to the factors above, we believe the following factors may impact our earnings, though we are unable to quantify the impacts at this time:

•Increased allowance related to loans that continue to be impacted by the economy after the payment deferral periods end
•Lower net interest margin due to the federal funds rate remaining near zero despite the Federal Reserve's indication that it will be raising the target for the federal funds rate
•Lower loan originations as the credit worthiness of borrowers may be impacted by the current economic environment
•Turnover due to the "great resignation" resulting in additional expenses to replace talent

As of December 31, 2021, we had $12.9 million of goodwill. During the second quarter of 2021, we performed our annual impairment analysis and determined no goodwill impairment was required. However, we will continue to monitor the COVID-19 pandemic and the related economic impact, including changes in our stock price, the Federal Reserve’s significant reduction in interest rates and other business and market considerations, which may require us to reevaluate our goodwill impairment analysis. Any goodwill impairment charges we incur could have a material adverse effect on our earnings for one reporting period, but would not impact our cash flow or regulatory capital levels.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, the most significant of which are described in Note 1 of our audited consolidated financial statements, starting on page 87 of this report. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements, which begin on page 87 of this report.
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

Commercial loans are further segmented by risk rating: pass, special mention, substandard, accruing substandard, non-accruing and doubtful. We use a historical lookback period to determine loss rates based on our own loss experiences, or, if there is insufficient data, through proxy data. The current lookback period starts in 2010, the earliest time that we have relevant data and will continue to lengthen until we experience a complete economic cycle. Additionally, we apply an estimated loss emergence period (the “LEP”) to recognize that an event may have already occurred that has yet to manifest itself as a deterioration in the credit that may eventually lead to a loss. There are three components to the LEP: (1) observable—the observed time from a downgrade or delinquency to a loss; (2) known pre-emergence period—the time from when information becomes available until a downgrade is recorded; and (3) unknown period—the time between when an event (e.g. loss of income source) occurred until it becomes known and impacts the financial situation of the borrower. We also consider qualitative factors that mirror nine environmental factors suggested by the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors are reviewed each quarter using empirical data, where it is available and relevant, to guide management’s judgment to set the level and direction of risk for each factor. The maximum size is determined quarterly by looking at the current loss coverage of the allowance against the historical maximum loss rates during the look back period. We update the loss factors quarterly and the LEP annually. We do not use an unallocated allowance. Together, the quantitative and qualitative reserves form the general component of the allowance. Our allowance is heavily weighted to the general allowances for pools of loans, ASC 450-20, which incorporate quantitative adjustments (e.g., historical loan loss rates) and qualitative adjustments (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.). This is a function of the dynamic lookback period, which expands from 2010 and is designed to capture a full credit cycle, and the ‘accordion feature’ of the qualitative scale. The current range of possible outcomes for the qualitative allowance is $7 million to $37 million and at year-end 2021, our qualitative allowance is $14.7 million.

Based on management’s determination, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. The evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management uses available information to recognize losses on loans, future additions or reductions in the allowance may be necessary due to changes in one or more evaluation factors, such as management’s assumptions as to rates of default, loss or recoveries, or management’s intent with regard to disposition or cure options. The amount of the allowance is also affected by the size and composition of the loan portfolio. Based on this assessment, the allowance is adjusted each quarter. The allowance reflects management’s best estimate of the losses that are inherent in the loan portfolio at the balance sheet date. A shift in lending strategy may also warrant a change in the allowance due to a changing credit profile. In addition, various regulatory agencies review our allowance and may require us to recognize additions to, or charge-offs against, the allowance based on their judgment about information available to them at the time of their examination.

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
See Note 13 of our consolidated financial statements, which are included beginning on page 120 of this report, for further information on the fair value of financial instruments.
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

We also invest in renewable energy projects to derive tax benefits (e.g., investment tax credits, accelerated depreciation). The federal and/or state investment tax credits (ITCs) generated from the project flow to the Company as an investor and provide tax savings or deferred tax assets when not utilized in the current tax year. Federal ITCs are received once the project is placed in service and recognized; state ITCs, if applicable, are subject to a variety of rules that vary by jurisdiction. The accelerated depreciation generated from the project will generally create a deferred tax item as a result of the temporary difference in an investor’s book versus tax basis in that investment. Tax accounting for the ITCs may utilize the flow-through method or the deferral method. The Company has elected the deferral method where the benefit from the income tax credit is reflected in income over the productive life of the investment. Under this method, the investment tax credits are recognized as a reduction to the related asset.
See Note 10 of our consolidated financial statements, which are included beginning on page 112 of this report for further information on income taxes.
Recently Issued Accounting Pronouncements
See Note 2 of our consolidated financial statements, which are included beginning on page 93 of this report for a discussion of recently issued accounting pronouncements that have been or will be adopted by us that will require enhanced disclosures in our financial statements in future periods.
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

Net income for the year ended December 31, 2021 was $52.9 million, or $1.68 per average diluted share, compared to $46.2 million, or $1.48 per average diluted share, for the same period in 2020. The $6.7 million increase was primarily due to a $0.3 million recovery of provision for loan loss compared to a $24.8 million provision for loan loss for the same period in 2020, as well as a $1.6 million decrease in non-interest expense. This recovery of provision was partially offset by a $12.2 million decrease in non-interest income and a $5.7 million decrease in net interest income. Additional discussion of our provision for loan losses is included in the “—Provision for Loan Losses” below.

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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$521,681	$651	0.12%	$371,112	$697	0.19%	$75,487	$949	1.26%
Securities and FHLB stock	2,461,661	54,614	2.22%	1,834,384	47,046	2.56%	1,338,339	45,010	3.36%
Resell Agreements	138,833	1,943	1.40%	56,440	769	1.36%	—	—	0.00%
Total loans, net (1)(2)	3,180,093	123,318	3.88%	3,527,261	141,983	4.03%	3,276,603	139,995	4.27%
Total interest earning assets	6,302,268	180,526	2.86%	5,789,197	190,495	3.29%	4,690,429	185,954	3.96%
Non-interest earning assets:
Cash and due from banks	7,853			25,220			8,159
Other assets	259,718			229,825			239,336
Total assets	$6,569,839			$6,044,242			$4,937,924

Interest bearing liabilities:
Savings, NOW and money market deposits	2,622,584	$4,788	0.18%	2,297,841	$7,303	0.32%	1,902,414	$9,068	0.48%
Time deposits	248,507	1,035	0.42%	335,433	3,149	0.94%	435,157	5,393	1.24%
Total deposits	2,871,091	5,823	0.20%	2,633,274	10,452	0.40%	2,337,571	14,461	0.62%
Federal Home Loan Bank advances	123	—	0.00%	1,585	27	1.70%	202,837	4,835	2.38%
Other Borrowings	12,575	399	3.17%	—	—	0.00%	890	21	2.36%
Total interest bearing liabilities	2,883,789	6,222	0.22%	2,634,859	10,479	0.40%	2,541,298	19,317	0.76%
Non-interest bearing liabilities:
Demand and transaction deposits	3,017,621			2,798,106			1,832,083
Other liabilities	116,256			102,282			93,816
Total liabilities	6,017,666			5,535,247			4,467,197
Stockholders' equity	552,173			508,995			470,727
Total liabilities and stockholders' equity	$6,569,839			$6,044,242			$4,937,924

Net interest income / interest rate spread		$174,304	2.64%		$180,016	2.89%		$166,637	3.20%
Net interest earning assets / net interest margin	$3,418,479		2.77%	$3,154,338		3.11%	$2,149,131		3.55%

Total Cost of Deposits			0.10%			0.19%			0.35%
(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2) Income and yield includes prepayment penalty income in December YTD 2021 of $1.7 million, December YTD 2020 of $4.1 million, and December YTD 2019 of $888,234.
Net interest income was $174.3 million for the year ended December 31, 2021, compared to $180.0 million for the same period in 2020. This decrease of $5.7 million was primarily attributable to a decrease in average loans and lower yields earned on securities and loans. These impacts are partially offset by an increase in average securities and a decrease in average rates paid on deposits.

Net interest spread was 2.64% for the year ended December 31, 2021, compared to 2.89% for the same period in 2020, a decrease of 25 basis points. Our net interest margin was 2.77% for the year ended December 31, 2021, a decrease of 34 basis points from 3.11% in the same period in 2020. This was largely due to the excess liquidity held on the balance sheet due to increased deposits as depositors held cash due to the uncertainty around the pandemic.

The yield on average earning assets was 2.86% for the year ended December 31, 2021, compared to 3.29% for the same period in 2020, a decrease of 43 basis points. This decrease was driven primarily by a decrease in yields on loans and securities due to a decrease in the Federal Funds rate. The Federal Funds rate began a steep decline during 2019 and continued during the beginning of the pandemic, remaining 1 basis point or lower since May 2020.

The average rate on interest-bearing liabilities, comprised almost entirely of deposits, was 0.22% for the year ended December 31, 2021, a decrease of 18 basis points from the same period in 2020, which was primarily due to the mix of deposits shifting from higher cost CDs to lower cost money market deposits and a decrease in rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 51% of average deposits for the year ended December 31, 2021, contributing to a total cost of deposits of 10 basis points in 2021.

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

	Year Ended December 31, 2021 over December 31, 2020
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$227	$(273)	$(46)
Securities and FHLB stock	15,183	(7,615)	7,568
Resell agreements	$1,151	$23	$1,174
Total loans, net	(13,784)	(4,881)	(18,665)
Total interest income	2,777	(12,746)	(9,969)

Interest bearing liabilities:
Savings, NOW and money market deposits	664	(3,179)	(2,515)
Time deposits	(466)	(1,648)	(2,114)
Total deposits	198	(4,827)	(4,629)
Federal Home Loan Bank advances	—	(27)	(27)
Other Borrowings	199	200	399
Total borrowings	199	173	372
Total interest expense	397	(4,654)	(4,257)
Change in net interest income	$2,380	$(8,092)	$(5,712)
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

Provision for loan losses totaled a recovery of $0.3 million for the year ended December 31, 2021, compared to an expense of $24.8 million for the same period in 2020. The recovery for the year ended December 31, 2021 was primarily driven by lower loan balances and improvements in credit quality, offset by charge-offs primarily related to our focus on reducing nonperforming assets.
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
The following table presents our non-interest income for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Trust Department fees	$13,352	$15,222	$18,598
Service charges on deposit accounts	9,355	9,201	8,544
Bank-owned life insurance	2,388	3,085	1,649
Gain (loss) on sale of investment securities available for sale, net	649	1,605	83
Gain (loss) on sale of loans, net	1,887	2,520	13
Gain (loss) on other real estate owned, net	(407)	(482)	(564)
Equity method investments	150	7,411	—
Other income	1,015	2,042	878
Total non-interest income	$28,389	$40,604	$29,201

Non-interest income was $28.4 million for the year ended December 31, 2021, compared to $40.6 million for the same period in 2020, a decrease of $12.2 million. This decrease is primarily due to the tax credits on equity investment projects being in a loss position compared to a gain position in the prior year, as well as a $1.4 million gain on the sale of a branch reported in other non-interest income in the prior year, and a $1.9 million decrease in Trust Department fees primarily attributed to the run-off of the ULTRA real estate fund, which ceased earning revenues in 2020. Due to increased levels of cash and cash equivalents during 2021, the Company engaged in fewer securities sales resulting in a $1.0 million decrease in gain (loss) on sale of investment securities, net. The decrease in equity method investments is primarily driven by the structure of our solar tax equity investments whereas the realization of tax benefits in the projects lives and subsequent change in the fair value of the investments creates volatility in the earnings stream. Each investment contributes income when established due to tax credits and then generates losses until it reaches a steady state income phase.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Compensation and employee benefits, net	$69,844	$69,421	$70,276
Occupancy and depreciation	14,023	23,040	17,721
Professional fees	12,961	11,205	11,934
Data processing	16,042	11,330	10,880
Office maintenance and depreciation	3,057	3,314	3,540
Amortization of intangible assets	1,207	1,370	1,374
Advertising and promotion	3,230	3,514	2,908
Other	11,891	10,692	9,194
Total non-interest expense	$132,255	$133,886	127,827

Non-interest expense for the year ended December 31, 2021 was $132.3 million, a decrease of $1.6 million from $133.9 million for the year ended December 31, 2020. The decrease was primarily due to a $9.0 million decrease in occupancy and depreciation expense due to the branch closures in the prior year and lower rent expense in the current year, offset by a $1.8 million increase in professional fees mainly related to our holding company formation and chief executive officer search, $1.3 million in merger-related expenses, a $4.7 million increase in data processing mainly related to the modernization of our Trust Department and increased transaction processing costs post COVID-19, and a $1.2 million increase in other expenses mainly related to insurance costs, reserves for unused loan commitments, and foreclosure recoveries that were recognized in the prior year.

Income Taxes

We had a provision for income tax expense of $17.8 million for the year ended December 31, 2021, compared to $15.8 million for the same period in 2020. Our effective tax rate was 25.2% for the year ended December 31, 2021, compared to 25.4% for the same period in 2020.

Financial Condition

Balance Sheet

Total assets were $7.1 billion at December 31, 2021, compared to $6.0 billion at December 31, 2020. The increase of $1.1 billion was driven primarily by a $291.7 million increase in cash and cash equivalents and a $922.7 million increase in investment securities, of which $206.4 million was from PACE assessments, which was partially offset by a $170.9 million decrease in loans receivable, net.
Investment Securities

The primary goal of our securities portfolio is to maintain an available source of liquidity and an efficient investment return on excess capital, while maintaining a low-risk profile. We also use our securities portfolio to manage interest rate risk, meet Community Reinvestment Act (“CRA”) goals, support the Company's mission, and to provide collateral for certain types of deposits or borrowings. An Investment Committee chaired by our Chief Financial Officer manages our investment securities portfolio according to written investment policies approved by our Board of Directors. Investments in our securities portfolio may change over time based on management’s objectives and market conditions.

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

Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at December 31, 2021 or at December 31, 2020. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At December 31, 2021 and December 31, 2020, we had available for sale securities of $2.1 billion and $1.5 billion, respectively. The $573.5 million increase was primarily from the purchase of asset-backed securities (“ABS”).
At December 31, 2021, our held to maturity securities portfolio primarily consisted of PACE bonds, tax-exempt municipal securities, GSE residential certificates and other debt. We carry these securities at amortized cost. We had held to maturity securities of $843.6 million at December 31, 2021, and $494.4 million at December 31, 2020. The majority of this increase was from growth in PACE bonds.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2021, we evaluated those securities which had an unrealized loss for other than temporary impairment, or OTTI, and determined all of the decline in value to be temporary. There were $1.2 billion of investment securities with unrealized losses at December 31, 2021 of which none had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	December 31, 2021		December 31, 2020		December 31, 2019
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$3,967	0.1%	$13,299	0.7%	$36,385	2.4%
GSE residential CMOs	463,883	15.7%	366,421	18.0%	282,434	18.6%
GSE commercial certificates & CMO	370,364	12.5%	432,614	21.3%	253,913	16.7%
Non-GSE residential certificates	66,139	2.3%	33,384	1.6%	59,008	3.9%
Non-GSE commercial certificates	81,101	2.7%	44,968	2.2%	46,874	3.1%

Other debt:
U.S. Treasury	200	0.0%	203	0.0%	199	0.0%
ABS	989,188	33.5%	597,546	29.3%	523,777	34.5%
Trust preferred	14,147	0.5%	13,773	0.7%	13,897	0.9%
Corporate	124,421	4.2%	37,654	1.9%	8,283	0.6%
Total available for sale	2,113,410	71.5%	1,539,862	75.7%	1,224,770	80.7%

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,742	1.0%	$—	0.0%	$—	0.0%
GSE residential certificates	442	0.0%	611	0.0%	635	0.0%
Non GSE commercial certificates	10,333	0.3%	212	0.0%	270	0.0%
Non GSE residential certificates	10,796	0.4%	—	0.0%	—	0.0%

Other debt:
ABS	75,800	2.6%	$—	0.0%	$—	0.0%
PACE	627,394	21.2%	421,036	20.7%	263,805	17.4%
Municipal	84,962	2.9%	67,490	3.3%	22,894	1.5%
Other	3,100	0.1%	5,100	0.3%	5,100	0.3%
Total held to maturity	843,569	28.5%	494,449	24.3%	292,704	19.3%

Total securities	$2,956,979	100.0%	$2,034,311	100.0%	$1,517,474	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of December 31, 2021
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	0.0%	$3,838	2.5%
GSE residential CMOs	—	0.0%	—	0.0%	43,134	1.6%	417,437	1.5%
GSE commercial certificates & CMO	1,054	3.1%	16,876	2.5%	243,893	1.2%	102,451	2.3%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	66,756	1.9%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	81,705	1.6%

Other debt:
U.S. Treasury	200	1.7%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	5,000	1.1%	304,019	1.6%	679,042	1.8%
Trust preferred	—	0.0%	—	0.0%	14,631	0.8%	—	0.0%
Corporate	—	0.0%	38,043	4.3%	84,970	3.5%	—	0.0%

Held to maturity:
Mortgage-related:
GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	30,742	1.9%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	442	3.6%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	10,333	1.9%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	10,796	0.0%

Other debt:
ABS	—	0.0%	—	0.0%	—	0.0%	75,800	0.0%
PACE	—	0.0%	—	0.0%	—	0.0%	627,394	4.2%
Municipal	—	0.0%	—	0.0%	—	0.0%	84,962	2.1%
Other	1,100	3.4%	2,000	3.3%	—	0.0%	—	0.0%

Total securities	$2,354	3.1%	$61,919	3.5%	$690,647	1.7%	$2,191,698	2.5%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates. Securities yields are not reported on a taxable-equivalent basis as the impact on the portfolio yield is not material.

The following table shows a breakdown of our asset backed securities by sector and ratings as of December 31, 2021:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	% Not Rated	Total
CLO Commercial & Industrial	$612,234	57%	3.5	88%	100%	0%	0%	0%	0%	100%
Consumer	199,361	19%	4.4	0%	18%	21%	57%	4%	0%	100%
Mortgage	169,334	16%	2.9	100%	100%	0%	0%	0%	0%	100%
Student	84,010	8%	5.0	83%	100%	0%	0%	0%	0%	100%
Total Securities:	$1,064,939	100%	3.7	73%	84%	4%	11%	1%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $3.3 billion as of December 31, 2021 compared to $3.4 billion as of December 31, 2020. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
We actively purchase loans from other originating institutions that we believe provide attractive risk-adjusted returns. Over the last two years we have made the following loan purchases:
•In 2021, we purchased $154.0 million of residential solar loans, $81.1 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $45.6 million of residential mortgages, $9.6 million of commercial energy efficient loans and $2.5 million of consumer home improvement loans.
•In 2020, we purchased $114.4 million of commercial loans that are unconditionally guaranteed by the U.S. Government (which includes $51.3 million of loans originated through the Government’s Paycheck Protection Program), $80.3 million of residential solar loans, $34.6 million of residential mortgages and $2.0 million of commercial energy efficiency loans
We plan to selectively evaluate the purchase of additional loan pools that meet our underwriting criteria as part of our strategic plan.

The following table sets forth the composition of our loan portfolio, as of December 31, 2021 and December 31, 2020:

(In thousands)	December 31, 2021		December 31, 2020
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$729,385	22.0%	$677,192	19.5%
Multifamily mortgages	821,801	24.8%	947,177	27.2%
Commercial real estate mortgages	369,429	11.2%	372,736	10.7%
Construction and land development mortgages	31,539	1.0%	56,087	1.6%
Total commercial portfolio	1,952,154	59.0%	2,053,192	59.0%

Retail portfolio:
Residential real estate lending	1,063,682	32.2%	1,238,697	35.5%
Consumer and other	291,818	8.8%	190,676	5.5%
Total retail portfolio	1,355,500	41.0%	1,429,373	41.0%
Total loans	3,307,654	100.0%	3,482,565	100.0%

Net deferred loan origination costs (fees)	4,570		6,330
Allowance for loan losses	(35,866)		(41,589)
Total loans, net	$3,276,358		$3,447,306

Commercial loan portfolio
Our commercial loan portfolio comprised 59.0% of our total loan portfolio at December 31, 2021 and 59.0% of our total loan portfolio at December 31, 2020. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at December 31, 2021 by exposure was $4.0 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $729.4 million at December 31, 2021, which comprised 22.0% of our total loan portfolio. During the year ended 2021, the C&I loan portfolio increased by 7.7% from $677.2 million at December 31, 2020.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 80% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.
Our multifamily loans totaled $821.8 million at December 31, 2021, which comprised 24.8% of our total loan portfolio. During the year ended 2021, the multifamily loan portfolio decreased by 13.2% from $947.2 million at December 31, 2020.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 21 borrowers financing owner‑occupied buildings which account for an aggregate total of $42.5 million in loans as of December 31, 2021.

Our CRE loans totaled $369.4 million at December 31, 2021, which comprised 11.2% of our total loan portfolio. During the year ended December 31, 2021, the CRE loan portfolio decreased by 0.9% from $372.7 million at December 31, 2020.

Retail loan portfolio
Our retail loan portfolio comprised 41.0% of our total loan portfolio at December 31, 2021 and 41.0% of our loan portfolio at December 31, 2020. The major categories of our retail loan portfolio are discussed below:

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of December 31, 2021, 82% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 14% were purchased from two third parties on or after July 2014, and 4% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.1 billion at December 31, 2021, which comprised 78.5% of our retail loan portfolio and 32.2% of our total loan portfolio. During the year ended December 31, 2021, our residential real estate lending loans decreased by 14.1% from $1.2 billion at December 31, 2020.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $291.8 million at December 31, 2021, which comprised 8.8% of our total loan portfolio, compared to $190.7 million, or 5.5% of our total loan portfolio, at December 31, 2020. The increase was primarily driven by increased loan purchases within our residential solar loans portfolio.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at December 31, 2021 and December 31, 2020:

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2021:
Commercial Portfolio:
Commercial and industrial	$89,499	$241,432	$398,454	$729,385
Multifamily	147,340	429,126	245,335	821,801
Commercial real estate	88,506	222,843	58,080	369,429
Construction and land development	29,264	2,275	—	31,539

Retail Portfolio:
Residential real estate lending	399	1,836	1,061,447	1,063,682
Consumer and other	1,327	1,151	289,340	291,818
Total Loans	$356,335	$898,663	$2,052,656	$3,307,654

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$709,569	$1,456,484	$2,166,053
Floating or adjustable interest rates	189,094	596,172	785,266
Total Loans	$898,663	$2,052,656	$2,951,319

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2020:
Commercial Portfolio:
Commercial and industrial	$149,870	$266,209	$261,113	$677,192
Multifamily	127,009	496,107	324,061	947,177
Commercial real estate	58,124	259,664	54,948	372,736
Construction and land development	41,293	9,773	5,021	56,087

Retail Portfolio:
Residential real estate lending	450	1,834	1,236,413	1,238,697
Consumer and other	536	2,372	187,768	190,676
Total Loans	$377,282	$1,035,959	$2,069,324	$3,482,565

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$870,644	$1,360,222	$2,230,865
Floating or adjustable interest rates	165,315	709,102	874,417
Total Loans	$1,035,959	$2,069,324	$3,105,282

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

The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020	2019

Balance at beginning of period	$41,589	$33,847	$37,195
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	813	11,293	9,236
Multifamily	4,081	—	—
Commercial real estate	314	3,787	—
Construction and land development	—	970	—
Retail portfolio:
Residential real estate lending	1,081	492	683
Consumer and other	2,699	1,691	710
Total loan charge-offs	8,988	18,233	10,629
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	221	57	1,696
Construction and land development	3	1	—
Retail portfolio:
Residential real estate lending	3,168	975	1,594
Consumer and other	160	151	154
Total loan recoveries	3,552	1,184	3,444
Net (recoveries) charge-offs	5,436	17,049	7,185
Provision for (recovery of) loan losses	(287)	24,791	3,837
Balance at end of period	$35,866	$41,589	$33,847

The allowance for loan losses decreased $5.7 million to $35.9 million at December 31, 2021 from $41.6 million at December 31, 2020. At December 31, 2021, we had $53.2 million of impaired loans for which a specific allowance of $5.1 million was made, compared to $80.5 million of impaired loans at December 31, 2020 for which a specific allowance of $6.2 million was made. The ratio of allowance to total loans was 1.08% at December 31, 2021 and 1.19% at December 31, 2020. The decrease in the allowance for loan losses and improvement in allowance metrics was primarily due to improved credit quality within the loan portfolio.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At December 31, 2021		At December 31, 2020
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$10,652	22.0%	$9,065	19.4%
Multifamily	4,760	24.8%	10,324	27.2%
Commercial real estate	7,273	11.2%	6,213	10.7%
Construction and land development	405	1.0%	2,077	1.6%
Total commercial portfolio	$23,090	59.0%	$27,679	58.9%

Retail Portfolio:
Residential real estate lending	$9,008	32.2%	$12,330	35.6%
Consumer and other	$3,768	8.8%	$1,580	5.5%
Total retail portfolio	$12,776	41.0%	$13,910	41.1%

Total allowance for loan losses	$35,866		$41,589

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
As a result of the COVID-19 pandemic, we have experienced a number of requests for temporary loan modifications. As of December 31, 2021, we had COVID-19 related loan payment deferrals or deferral requests in process totaling $12.2 million, of which 82% were in our commercial portfolio. We have granted these borrowers short-term concessions of three to six months in the form of payment deferrals. According to the interagency guidance and the CARES Act, which expired on January 1, 2022, loans modified during the COVID-19 pandemic were not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral was temporary in nature and the loans were expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets as of December 31, 2021 and December 31, 2020:

(In thousands)	December 31, 2021	December 31, 2020
Loans 90 days past due and accruing	$—	$1,404
Nonaccrual loans excluding held for sale loans and restructured loans	14,722	40,039
Nonaccrual loans held for sale	1,000	—
Troubled debt restructured loans - nonaccrual	13,497	20,885
Troubled debt restructured loans - accruing	24,997	19,553
Other real estate owned	307	306
Impaired securities	63	47
Total nonperforming assets	$54,586	$82,234

Nonaccrual loans:
Commercial and industrial	$8,313	$12,444
Multifamily	2,907	9,575
Commercial real estate	4,054	3,433
Construction and land development	—	11,184
Total commercial portfolio	15,274	36,636

Residential real estate lending	12,525	23,656
Consumer and other	420	632
Total retail portfolio	12,945	24,288
Total nonaccrual loans	$28,219	$60,924

Nonperforming assets to total assets	0.77%	1.38%
Nonaccrual assets to total assets	0.42%	1.02%
Nonaccrual loans to total loans	0.85%	1.75%
Allowance for loan losses to nonaccrual loans	127.10%	68.26%
Allowance for loan losses to total loans	1.08%	1.19%
Annualized net charge-offs (recoveries) to average loans	0.17%	0.48%

Nonperforming assets totaled $54.6 million, or 0.77% of period-end total assets at December 31, 2021, a decrease of $27.6 million, compared with $82.2 million, or 1.38% of period-end total assets at December 31, 2020. The decrease in nonperforming assets at December 31, 2021 compared to December 31, 2020 was primarily driven by the payoff of $11.2 million of non-accruing construction loans, $3.5 million of multifamily loans, and $2.6 million of C&I loans, as well as a sale of $4.5 million nonperforming residential loans, and a partial charge-off and transfer of a $3.2 million multifamily loan to held-for-sale.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $219.0 million, or 3.1% of total assets, at December 31, 2021, as follows: $215.1 million are commercial loans currently in workout that management expects will be rehabilitated; $43.2 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $3.9 million are residential 1-4 family or retail loans, with $2.3 million at 30 days delinquent, and $1.6 million at 60 days delinquent.
Resell Agreements
As of December 31, 2021, we have $229.0 million of short term investments of resell agreements backed by government guaranteed loans and other residential loans, with a weighted interest rate of 1.21%. As of December 31, 2020, we have $154.8 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.25%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $26.7 million at December 31, 2021 and $27.9 million at December 31, 2020. As of December 31, 2021, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $6.4 billion at December 31, 2021, compared to $5.3 billion at December 31, 2020. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of December 31, 2021 and December 31, 2020, we had approximately $1.0 billion and $602.8 million, respectively, in political deposits which are primarily in demand deposits.
The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

	2021			2020			2019
	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid
(In thousands)
Non-interest bearing demand and transaction deposits	$3,017,621	$—	0.00%	$2,798,106	$—	0.00%	$1,832,083	$—	0.00%
NOW accounts	203,144	170	0.08%	334,669	440	0.13%	225,017	1,039	0.46%
Money market deposit accounts	2,054,286	4,237	0.21%	1,748,288	6,445	0.37%	1,340,138	7,324	0.55%
Savings accounts	365,154	381	0.10%	214,884	418	0.19%	337,259	704	0.21%
Time deposits	248,507	1,035	0.42%	335,433	3,149	0.94%	435,157	5,393	1.24%
Brokered CD	—		—%	—	—	—%	19,981	509	2.55%
	$5,888,712	$5,823	0.10%	$5,431,380	$10,452	0.19%	$4,189,635	$14,970	0.36%

We had uninsured deposits of $4.3 million, $3.2 million, and $2.7 million for the years ended 2021, 2020, and 2019, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2021 are summarized as follows:

Maturities as of December 31, 2021
(In thousands)
Within three months	$9,806
After three but within six months	12,511
After six months but within twelve months	18,587
After twelve months	2,796
$43,700

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
At December 31, 2021, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $330.5 million, or 4.7% of total assets, compared to $38.8 million, or 0.6% of total assets at December 31, 2020. Our available for sale securities at December 31, 2021 were $2.1 billion, or 29.9% of total assets, compared to $1.5 billion, or 25.8% of total assets at December 31, 2020. Investment securities with an aggregate fair value of $90.8 million at December 31, 2021 were pledged to secure public deposits.
The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2021, we had no advances from the FHLB and a remaining credit availability of $1.6 billion. In addition, we maintain borrowing capacity of approximately $72.3 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes. We also had $85.0 million in subordinated debt.
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in the Company's held-to-maturity investment portfolio. As of December 31, 2021, we had purchased $314.1 million of PACE assessment securities from Pace Funding Group LLC and had a remaining commitment of $145.8 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, will be funded by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and and other investments.
Capital Resources

Total stockholders’ equity at December 31, 2021 was $563.9 million, compared to $535.8 million at December 31, 2020, an increase of $28.1 million. The increase was primarily driven by $52.9 million of net income, partially offset by $10.1 million of dividends and a $11.8 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and a $3.0 million decrease in additional paid-in capital, which was primarily driven by $2.9 million of common stock that was purchased as part of our share repurchase program in the first half of 2021.
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

The following table shows the regulatory capital ratios for the Company:

	Actual		For Capital Adequacy Purposes(1)
	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2021
Consolidated:
Total capital to risk weighted assets	$656,719	15.95%	$329,471	8.00%
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
The following table shows the regulatory capital ratios for the Bank:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2021
Total capital to risk weighted assets	$613,030	14.89%	$329,376	8.00%	$411,720	10.00%
Tier 1 capital to risk weighted assets	575,692	13.98%	247,032	6.00%	329,376	8.00%
Tier 1 capital to average assets	575,692	8.21%	164,688	4.00%	205,860	5.00%
Common equity tier 1 to risk weighted assets	575,692	13.98%	185,274	4.50%	267,618	6.50%

December 31, 2020
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier 1 capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier 1 capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.

As of December 31, 2021, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of December 31, 2021 and December 31, 2020:

December 31, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$83,831	$—	$—	$—	$83,831
Operating Leases	51,824	10,955	21,420	18,923	526
Purchase Obligations	31,322	4,612	9,224	8,386	9,100
Certificates of Deposit	207,152	182,654	18,784	5,714	—
	$374,129	$198,221	$49,428	$33,023	$93,457

December 31, 2020
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$58,146	$9,806	$19,749	$19,679	$8,912
Purchase Obligations	36,437	3,962	9,224	9,224	14,027
Certificates of Deposit	272,025	231,239	32,236	7,825	725
	$366,608	$245,007	$61,209	$36,728	$23,664

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of December 31, 2021 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.

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

Change in Market Interest Rates as of December 31, 2021	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	18.3%	210,199	33.3%	65,696
+300 basis points	21.0%	241,851	30.3%	59,751
+200 basis points	20.0%	229,581	23.7%	46,661
+100 basis points	13.1%	150,140	12.8%	25,261
-100 basis points	-18.2%	(209,655)	-11.7%	(23,167)

Item 8.      Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$8,622	$7,736
Interest-bearing deposits in banks	321,863	31,033
Total cash and cash equivalents	330,485	38,769
Securities:
Available for sale, at fair value (amortized cost of $2,103,049 and $1,513,409, respectively)	2,113,410	1,539,862
Held-to-maturity (fair value of $849,704 and $502,425, respectively)	843,569	494,449
Loans held for sale	3,279	11,178
Loans receivable, net of deferred loan origination costs (fees)	3,312,224	3,488,895
Allowance for loan losses	(35,866)	(41,589)
Loans receivable, net	3,276,358	3,447,306

Resell agreements	229,018	154,779
Accrued interest and dividends receivable	28,820	23,970
Premises and equipment, net	11,735	12,977
Bank-owned life insurance	107,266	105,888
Right-of-use lease asset	33,115	36,104
Deferred tax asset	26,719	36,079
Goodwill	12,936	12,936
Other intangible assets	4,151	5,359
Equity investments	6,856	11,735
Other assets	50,159	47,240
Total assets	$7,077,876	$5,978,631
Liabilities
Deposits	$6,356,255	$5,338,711
Subordinated Debt (face amount of $85,000 less debt issuance costs of $1,169)	83,831	—
Operating leases	48,160	53,173
Other liabilities	25,755	50,926
Total liabilities	6,514,001	5,442,810

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,130,143 and 31,049,525 shares issued and outstanding, respectively)	311	310
Additional paid-in capital	297,975	300,989
Retained earnings	260,047	217,213
Accumulated other comprehensive income (loss), net of income taxes	5,409	17,176
Total Amalgamated Financial Corp. stockholders' equity	563,742	535,688
Noncontrolling interests	133	133
Total stockholders' equity	563,875	535,821
Total liabilities and stockholders’ equity	$7,077,876	$5,978,631

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Dollars in thousands, except for per share amounts)

	Year Ended December 31,
	2021	2020	2019

INTEREST AND DIVIDEND INCOME
Loans	$123,318	$141,983	$139,995
Securities	56,387	47,588	44,197
Federal Home Loan Bank of New York stock	170	227	813
Interest-bearing deposits in banks	651	697	949
Total interest and dividend income	180,526	190,495	185,954
INTEREST EXPENSE
Deposits	5,823	10,452	14,461
Borrowed funds	399	27	4,856
Total interest expense	6,222	10,479	19,317
NET INTEREST INCOME	174,304	180,016	166,637
Provision for (recovery of) loan losses	(287)	24,791	3,837
Net interest income after provision for loan losses	174,591	155,225	162,800
NON-INTEREST INCOME
Trust Department fees	13,352	15,222	18,598
Service charges on deposit accounts	9,355	9,201	8,544
Bank-owned life insurance	2,388	3,085	1,649
Gain (loss) on sale of securities	649	1,605	83
Gain (loss) on sale of loans, net	1,887	2,520	13
Gain (loss) on other real estate owned, net	(407)	(482)	(564)
Equity method investments	150	7,411	—
Other	1,015	2,042	878
Total non-interest income	28,389	40,604	29,201
NON-INTEREST EXPENSE
Compensation and employee benefits	69,844	69,421	70,276
Occupancy and depreciation	14,023	23,040	17,721
Professional fees	12,961	11,205	11,934
Data processing	16,042	11,330	10,880
Office maintenance and depreciation	3,057	3,314	3,540
Amortization of intangible assets	1,207	1,370	1,374
Advertising and promotion	3,230	3,514	2,908
Other	11,891	10,692	9,194
Total non-interest expense	132,255	133,886	127,827
Income before income taxes	70,725	61,943	64,174
Income tax expense (benefit)	17,788	15,755	16,972
Net income	$52,937	$46,188	$47,202
Earnings per common share - basic	$1.70	$1.48	$1.49
Earnings per common share - diluted	$1.68	$1.48	$1.47

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019

Net income	$52,937	$46,188	$47,202
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	(63)	362	(183)
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses)	(15,438)	20,374	21,309
Reclassification adjustment for losses (gains) realized in income	(654)	(1,604)	(86)
Net unrealized gains (losses) on securities available for sale	(16,092)	18,770	21,223
Other comprehensive income (loss), before tax	(16,155)	19,132	21,040
Income tax effect	4,388	(5,181)	(5,825)
Total other comprehensive income (loss), net of taxes	(11,767)	13,951	15,215
Total comprehensive income (loss), net of taxes	$41,170	$60,139	$62,417

See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Dollars in thousands except per share emounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2019	$318	$308,678	$142,231	$(11,990)	$439,237	$134	$439,371
Net income	—	—	47,202	—	47,202	—	47,202
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	(22)	—	(22)	—	(22)
Dividends, $0.26 per share	—	—	(8,279)	—	(8,279)	—	(8,279)
Repurchase of common stock	(3)	(5,782)	—	—	(5,785)	—	(5,785)
Exercise of stock options	—	400	—	—	400	—	400
Stock-based compensation expense	—	2,442	—	—	2,442	—	2,442
Other comprehensive income (loss), net of taxes	—	—	—	15,215	15,215	—	15,215
Balance at December 31, 2019	$315	$305,738	$181,132	$3,225	$490,410	$134	$490,544
Net income	—	—	46,188	—	46,188	—	46,188
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	(22)	—	(22)	—	(22)
Dividends, $0.32 per share	—	—	(10,081)	—	(10,081)	—	(10,081)
Redemption of AREMCO class B shares	—	—	(4)	—	(4)	(1)	(5)
Repurchase of shares	(5)	(6,996)	—	—	(7,001)	—	(7,001)
Exercise of stock options, net of repurchases	—	(23)	—	—	(23)	—	(23)
Restricted stock unit vesting, net of repurchases	—	(116)	—	—	(116)	—	(116)
Stock-based compensation expense	—	2,386	—	—	2,386	—	2,386
Other comprehensive income (loss), net of taxes	—	—	—	13,951	13,951	—	13,951
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	52,937	—	52,937	—	52,937
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	(22)	—	(22)	—	(22)
Dividends, $0.32 per share	—	—	(10,081)	—	(10,081)	—	(10,081)
Repurchase of shares	(1)	(2,919)	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	2	(1,801)	—	—	(1,799)	—	(1,799)
Restricted stock unit vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	1,796	—	—	1,796	—	1,796
Other comprehensive income (loss), net of taxes	—	—	—	(11,767)	(11,767)	—	(11,767)
Balance at December 31, 2021	$311	$297,975	$260,047	$5,409	$563,742	$133	$563,875

See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,937	$46,188	$47,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,638	6,194	4,629
Amortization of intangible assets	1,207	1,370	1,374
Deferred income tax expense (benefit)	7,050	(407)	5,029
Provision for (recovery of) loan losses	(287)	24,791	3,837
Stock-based compensation expense	1,796	2,386	2,442
Net amortization (accretion) on loan fees, costs, premiums, and discounts	2,743	3,199	1,471
Net amortization on securities	3,869	1,837	(5,845)
OTTI loss (gain) recognized in earnings	(5)	1	(3)
Net loss (income) from equity method investments	(150)	(7,411)	—
Net loss (gain) on sale of securities available for sale	(649)	(1,605)	(83)
Net loss (gain) on sale of loans	(1,887)	(2,520)	(13)
Net loss (gain) on sale of other real estate owned	407	482	564
Net loss (gain) on owned property held for sale	—	(1,394)	—
Net (gain) on redemption of bank-owned life insurance	(266)	(1,594)	—
Proceeds from sales of loans held for sale	123,566	159,309	21,014
Originations of loans held for sale	(112,833)	(165,569)	(22,502)
Decrease (increase) in cash surrender value of bank-owned life insurance	(2,122)	(1,514)	(1,565)
Decrease (increase) in accrued interest and dividends receivable	(4,850)	(4,882)	(4,701)
Decrease (increase) in other assets (1)	7,445	11,041	18,180
Increase (decrease) in accrued expenses and other liabilities (2)	(11,071)	(4,131)	12,431
Net cash provided by operating activities	70,538	65,771	83,461
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	167,545	(36,599)	(350,263)
Proceeds from sales of loans	—	—	115,856
Purchase of securities available for sale	(1,220,727)	(683,688)	(479,311)
Purchase of securities held to maturity	(472,615)	(256,093)	(291,601)
Proceeds from sales of securities available for sale	111,274	94,698	245,260
Maturities, principal payments and redemptions of securities available for sale	508,211	278,524	205,557
Maturities, principal payments and redemptions of securities held to maturity	119,802	52,779	9,016
Decrease (increase) in resell agreements	(74,239)	(154,779)	—
Purchase of equity method investments	(5,764)	(31,039)	—
Purchase of bank-owned life insurance	—	(25,000)	—
Decrease (increase) of FHLBNY stock, net	214	3,105	147
Purchases of premises and equipment	(2,396)	(1,612)	(753)
Proceeds from redemption of bank-owned life insurance	1,010	2,934	—
Proceeds from sale of owned assets	—	1,613	—
Proceeds from sale of other real estate owned	2,275	20	209
Net cash (used in) provided by investing activities	(865,410)	(755,137)	(545,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,017,544	697,729	535,676

Net increase (decrease) in FHLB advances	—	(75,000)	(17,875)
Net increase (decrease) in subordinated debt	83,831	—	—
Redemption of AREMCO class B shares	—	(5)	—
Repurchase of shares	(2,920)	(7,001)	(5,785)
Dividends paid	(9,978)	(9,987)	(8,301)
Exercise of stock options, net	(1,799)	(23)	400
Restricted stock unit vesting, net	(90)	(116)	—
Net cash provided by financing activities	1,086,588	605,597	504,115
Net increase (decrease) in cash, cash equivalents, and restricted cash	291,716	(83,769)	41,693
Cash, cash equivalents, and restricted cash at beginning of year	$38,769	$122,538	$80,845
Cash, cash equivalents, and restricted cash at end of year	$330,485	$38,769	$122,538
Supplemental disclosures of cash flow information:
Interest paid during the year	6,039	11,476	18,966
Income taxes paid during the year	5,692	9,823	9,311
Supplemental non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	—	777	55,813
Initial recognition of operating leases liability	—	—	71,122
Loans transferred to held-for-sale	1,000	8,850	2,328
Loans transferred to other real estate owned	2,682	—	738
Purchase (sale) of securities available for sale, net not settled	—	12,080	—

(1) Includes $3.0 million, $11.2 million, and $8.4 million of right of use asset amortization for the respective periods
(2) Includes $1.3 million, $2.3 million and $2.2 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Changes in Significant Accounting Policies
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, or GAAP and predominant practices within the banking industry. The Company uses the accrual basis of accounting for financial statement purposes.
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and wholly-owned subsidiaries. All significant inter-company transactions and balances are eliminated in consolidation.
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
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents, and restricted cash include cash, due from banks, interest-bearing deposits in other banks and federal funds sold with original maturities of three months or less. The Company had $0.4 million and $0.4 million in restricted cash as of December 31, 2021 and December 31, 2020, respectively and is included in total cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company’s restricted cash reflects funds held in other financial institutions to secure business operating rights or contractually obligated minimum account funding requirements.
Securities
Purchases of investments in debt securities are designated as either trading, available for sale or held to maturity depending on the intent and ability to hold the securities. The initial designation is made at the time of purchase. During the years ended December 31, 2021 and 2020, there were no transfers of securities between available for sale and held to maturity categories. Additionally, as of December 31, 2021 and December 31, 2020, the Company had no securities designated as trading.
Securities available for sale are carried at fair value, with any net unrealized appreciation or depreciation in fair value reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Debt securities held to maturity are carried at amortized cost provided management does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest, which may be at maturity. The Company reported its investments in "Property Assessed Clean Energy" ("PACE") assessments as held to maturity securities.
Management conducts a periodic evaluation of securities available for sale and held to maturity to determine if the amortized cost basis of a security has been other-than-temporarily impaired (OTTI). The evaluation of other-than-temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties. If the amortized cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than amortized cost, the probability of a near-term recovery in value, whether management intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before full recovery of the investment or maturity. Management also considers specific adverse conditions related to the financial health, projected cash flow and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors and rating agency actions.
For debt investment securities deemed to be other-than-temporarily impaired, the investment is written down to fair value with the estimated credit loss charged to current earnings and the noncredit-related impairment loss charged to other comprehensive income. If market, industry and/or investee conditions deteriorate, the Company may incur future impairments.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
Premiums (discounts) on debt securities are amortized (accreted) to income using the level yield method to the contractual maturity date adjusted for actual prepayment experience.
Realized gains and losses on sale of securities are determined using the specific identification method and are reported in non-interest income.
Loans Held for Sale
Loans held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current earnings. Gains or losses resulting from sales of loans held for sale, net of unamortized deferred fees and costs, are recognized at the time of sale and are included in other non-interest income on the Consolidated Statements of Income. The Company had $3.3 million and $11.2 million of loans classified as held for sale as of December 31, 2021 and December 31, 2020, respectively.
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
A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due, both principal and interest, according to the contractual terms. Individual loans which are deemed to be impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral net of estimated selling costs if the loan is collateral dependent. Individual loan impairment evaluation is generally limited to multifamily, CRE, C&I, construction and certain restructured 1-4 family residential loans. Smaller balance loans including HELOCs, consumer and student loans, as well as non-restructured 1-4 family residential loans, are considered homogeneous. When assessing homogenous loans for impairment, the Company considers regulatory guidance concerning the classification and management of retail credits. The aggregate amount of individually and collectively measured loan impairment is included as a component of the allowance.
Loans are considered Troubled Debt Restructurings (TDRs) if the borrower is experiencing financial difficulty and is afforded a concession by the Company, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on non-accrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. A TDR loan is considered impaired. A loan extended or renewed at a stated interest rate equal to the market interest rate for new debt with similar risk is not considered to be a TDR.
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
Allowance for Loan Losses
The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses. The Company monitors its entire loan portfolio on a regular basis and considers numerous factors including (i) end-of-period loan levels and

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
portfolio composition, (ii) observable trends in non-performing loans, (iii) the Company’s historical loan loss experience, (iv) known and inherent risks in the portfolio, (v) underwriting practices, (vi) adverse situations which may affect the borrower’s ability to repay, (vii) the estimated value and sufficiency of any underlying collateral, (viii) credit risk grading assessments, (ix) loan impairment, and (x) economic conditions.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Additions to the allowance are charged to expense, and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2021, management believes the allowance is adequate.
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
While management uses available information to recognize losses on loans, future additions or reductions to the allowance may be necessary due to changes in one or more evaluation factors; management’s assumptions as to rates of default, loss or recovery, or management’s intent with regard to disposition. A shift in lending strategy may warrant a change in the allowance due to a changing credit risk profile. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the Company’s allowance. Such agencies may require the Company to recognize additions to, or charge-offs against, the allowance based on their judgment about information available to them at the time of their examination.
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
Goodwill and Intangible Assets
Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate the carrying amount of the asset may be impaired. The Company elected June 30 as the annual date for impairment testing. Other intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets are amortized on an accelerated method over their estimated useful lives of ten years.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures, and equipment is computed by the straight-line method over the estimated useful lives of the related assets. Furniture and fixtures are generally depreciated over ten years. Equipment, computer hardware and computer software are normally depreciated over three to seven years. Amortization of leasehold improvements is computed by the straight-line method over their estimated useful lives

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
or the terms of the leases, whichever is shorter. Fully depreciated assets with no determinable salvage value are disposed. Repairs and maintenance are charged to expense as incurred.
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use ("ROU") assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of lease liabilities. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Leases are classified as financing or operating leases at commencement. All of the Company's leases are classified as operating leases as of December 31, 2021. Operating lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred.
Bank-Owned Life Insurance
The Company invests in bank-owned life insurance (“BOLI”). BOLI involves the purchase of life insurance policies by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. The insurance and earnings thereon is used to offset a portion of future employee benefit costs. BOLI is carried at the cash surrender value of the underlying policies. Earnings from BOLI, as well as changes in cash surrender value, are recognized as non-interest income.
Advertising Costs
The Company expenses advertising and promotion costs as incurred.
Income Taxes
There are two components of income tax expense: current and deferred. Current income tax expense (benefit) approximates cash to be paid (refunded) for income taxes for the applicable period. Deferred income tax expense (benefit) results from differences between assets and liabilities measured for financial reporting and for income-tax return purposes.
The Company records as a deferred tax asset on its Consolidated Statement of Financial Condition an amount equal to the tax credit and tax loss carry-forwards and tax deductions (tax benefits) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully utilize our deferred tax asset may depend on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our Consolidated Statement of Financial Condition. If, however, we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish (or increase any existing) a valuation allowance to reduce the deferred tax asset on our Consolidated Statement of Financial Condition to the amount which we believe we are more likely than not to be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any benefit, for income taxes that we would otherwise have recorded in our Consolidated Statements of Income. The determination of whether and the extent to which we will be able to utilize our deferred tax asset involves management judgments and assumptions that are subject to period-to-period changes as a result of changes in tax laws, changes in the market, or economic conditions that could affect our operating results or variances between our actual operating results and our projected operating results, as well as other factors.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
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
The Company recognizes interest and penalties related to income tax matters in income tax expense.

The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset.
Post-Retirement Benefit Plans
The Company sponsors several post-retirement benefit plans for current and former employees. Contributions to the trustee of a multi-employer defined benefit pension plan are recorded as expense in the period of contribution. The Company made $6.2 million, $6.3 million and $6.3 million in pension plan contributions for the 2021, 2020 and 2019 plan years, respectively. Plan obligations and related expenses for other post retirement plans are calculated using actuarial methodologies. The measurement of such obligations and expenses requires management to make certain assumptions, in particular the discount rate, which is evaluated on an annual basis. Other factors include retirement patterns, mortality and turnover assumptions. The Company uses a December 31 measurement date for its post retirement benefit plans. FASB ASC 715 30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year the changes occur through comprehensive income.
Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes income, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income (loss) and accumulated other comprehensive income (loss) are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, and actuarial gains or losses on the Company’s pension plans. FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.
Stock-Based Compensation

Stock-based compensation is recorded in accordance with FASB ASC No. 718, “Accounting for Stock-Based Compensation” which requires the Company to record compensation cost for stock options and restricted stock granted to employees in return for employee service. The cost is measured at the fair value of the options and restricted stock when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options and restricted stock. Forfeitures of options and restricted stock result in a retirement of the related award and a reversal of the cost previously incurred. The Company's performance-based restricted stock units (“RSUs”) are subject to the achievement of the Company's corporate goals. The Company's stock-based compensation plans are further described in Note 12, Employee Benefit Plans.

Variable Interest Entities

The consolidated financial statements include the accounts of certain variable interest entities (“VIEs”). The Company considers a voting rights entity to be a subsidiary and consolidates if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., the Company is the primary beneficiary).

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
Investments in VIEs where the Company is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. The consolidation status may change as a result of these reassessments.

These investments are included in Other Assets in the Company’s Consolidated Statements of Financial Condition. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, both funded and unfunded. Loans to these entities are underwritten in substantially the same manner as other loans and are generally secured. Additional disclosures regarding VIEs are further described in Note 17, Variable Interest Entities.

Resell Agreements

The Company enters into short-term agreements for the purchase of government guaranteed loans with simultaneous agreements to resell (resell agreements). The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements. The Company had $229.0 million and $154.8 million in resell agreements as of December 31, 2021 and December 31, 2020, respectively. The resell agreements were entered into at par, and earned $1.9 million in interest income for the year ended December 31, 2021. Interest income on resell agreements is reported on the "securities interest income" line of the Consolidated Statements of Income.

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

Risks and Uncertainties

The COVID-19 pandemic continues to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our clients. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. The unprecedented and rapid spread of COVID-19 and its variants and their associated impacts on trade (including supply chains and export levels), travel, employee productivity, unemployment, consumer spending, and other economic activities have resulted in, and continue to result in, less economic activity, and volatility and disruption in financial markets, and has had an adverse effect on our business, financial condition and results of operations. In addition, due to the COVID-19 pandemic, market interest rates have declined to and remain at historic lows, despite the increase in market interest rates that the economy is beginning to experience. These reductions in interest rates and the other effects of the COVID-19 pandemic have had, and are expected to continue to have, adverse effects on our business, financial condition and results of operations. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including the effect of governmental and private sector initiatives, the effect of the rollout of vaccinations for the virus and its variants, whether such vaccinations will be effective against another resurgence of the virus, including any new strains, and the ability for customers and businesses to return to their pre-pandemic routines. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Effective in 2021 and onward
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. In October 2019, the FASB voted to extend the adoption date for entities eligible to be smaller reporting companies, public business entities ("PBEs") that are not SEC filers, and entities that are not PBEs from January 1, 2020 to January 1, 2023. Based on the Company's election as an Emerging Growth Company under the Jumpstart Our Business Startups Act to use the extended transition period for complying with any new or revised financial accounting standards, the Company currently anticipates a January 1, 2023 adoption date. In preparation, the Company has performed work in assessing and enhancing the technology environment and related data needs and availability. Additionally, a Management Committee comprised of members from multiple departments has been established to monitor the Company's progress towards adoption. As adoption will require the implementation of significant changes to the existing credit loss estimation model and is dependent on the economic forecast, and given the length of time before our adoption date, evaluating the overall impact of the ASU on the Company's Consolidated Financial Statements is not yet determinable.

On January 7, 2021, the FASB has issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance amends the scope of ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was aimed at easing the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate ("LIBOR") (the benchmark interest rate banks use to make short-term loans to each other) and provided temporary, optional expedients and exceptions for applying accounting guidance to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. As the majority of the Company's securities tied to LIBOR are expected to transition to the Secured Overnight Financing Rate ("SOFR") or pay off before the transition date and given that the Company does not have a substantial amount of commercial loans or any derivative transactions tied to LIBOR, the Adoption of ASU 2021-01 is not expected to have a material impact on the Company's operating results or financial condition.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Year Ended December 31,
	2021	2020	2019
(In thousands)
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	$(63)	$362	$(183)
Income tax effect	17	(99)	57
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	(46)	263	(126)
Unrealized holding gains (losses) on available for sale securities	$(15,438)	$20,374	$21,309
Reclassification adjustment for losses (gains) realized in income	(654)	(1,604)	(86)
Change in unrealized gains (losses) on available for sale securities	(16,092)	18,770	21,223
Income tax effect	4,371	(5,082)	(5,882)
Net change in unrealized gains (losses) on available for sale securities	(11,721)	13,688	15,341

Total	$(11,767)	$13,951	$15,215

The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2021	Current Period Change	Income Tax Effect	Balance as of December 31, 2021
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,056)	$(63)	$17	$(2,102)

Unrealized gains (losses) on available for sale securities	19,232	(16,092)	4,371	7,511
Total	$17,176	$(16,155)	$4,388	$5,409

	Balance as of January 1, 2020	Current Period Change	Income Tax Effect	Balance as of December 31, 2020
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,319)	$362	$(99)	$(2,056)

Unrealized gains (losses) on available for sale securities	5,544	18,770	(5,082)	19,232
Total	$3,225	$19,132	$(5,181)	$17,176

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2021	2020	2019
(In thousands)
Realized gains (losses) on sale of available for sale securities	$649	$1,605	$83	Gain (loss) on sale of investment securities available for sale, net
Recognized gains (losses) on OTTI securities	5	(1)	3	Non-Interest Income - other
Income tax expense (benefit)	180	438	24	Income tax expense (benefit)
Total reclassifications, net of income tax	$474	$1,166	$62

Prior service credit on pension plans and other postretirement benefits	$29	$28	$29	Compensation and employee benefits
Income tax expense (benefit)	(8)	(8)	(8)	Income tax expense (benefit)
Total reclassifications, net of income tax	$21	$20	$21

Total reclassifications, net of income tax	$495	$1,186	$83

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2021 are as follows:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$3,838	$129	$—	$3,967
GSE residential CMOs	460,571	5,697	(2,385)	463,883
GSE commercial certificates & CMO	364,274	6,855	(765)	370,364
Non-GSE residential certificates	66,756	29	(646)	66,139
Non-GSE commercial certificates	81,705	12	(616)	81,101
	977,144	12,722	(4,412)	985,454
Other debt:
U.S. Treasury	200	—	—	200
ABS	988,061	3,351	(2,224)	989,188
Trust preferred	14,631	—	(484)	14,147
Corporate	123,013	1,681	(273)	124,421
	1,125,905	5,032	(2,981)	1,127,956

Total available for sale	$2,103,049	$17,754	$(7,393)	$2,113,410

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,742	$—	$(489)	$30,253
GSE residential certificates	442	19	—	461
Non GSE commercial certificates	10,333	13	(288)	10,058
Non GSE residential certificates	10,796	5	—	10,801
	52,313	37	(777)	51,573
Other debt:
ABS	75,800	1	(50)	75,751
PACE Assessments	627,394	5,933	—	633,327
Municipal	84,962	2,045	(1,056)	85,951
Other	3,100	2	—	3,102
	791,256	7,981	(1,106)	798,131

Total held to maturity	$843,569	$8,018	$(1,883)	$849,704

As of December 31, 2021, available for sale securities with a fair value of $907.1 million were pledged with $126.6 million held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York (“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
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

As of December 31, 2020, available for sale securities with a fair value of $966.5 million were pledged; no held to maturity securities were pledged. The majority of the securities were pledged to the FHLB to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$200	$200	$1,100	$1,101
Due after one year through five years	43,043	43,285	2,000	2,002
Due after five years through ten years	403,620	404,342	—	—
Due after ten years	679,042	680,129	788,156	795,028
	$1,125,905	$1,127,956	$791,256	$798,131

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Proceeds	$111,274	$94,698	$245,260

Realized gains	$1,057	$2,111	$1,912
Realized losses	(408)	(506)	(1,829)
Net realized gains (losses)	$649	$1,605	$83
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

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of December 31, 2021 and December 31, 2020, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$222,825	$(2,385)	$—		$—	$222,825	$(2,385)
GSE commercial certificates & CMO	28,695	(271)	159,681		(494)	188,376	(765)
Non-GSE residential certificates	55,284	(646)	—		—	55,284	(646)
Non-GSE commercial certificates	42,530	(247)	23,124		(369)	65,654	(616)
Other debt:
ABS	374,241	(1,903)	71,746		(321)	445,987	(2,224)
Trust preferred	—	—	14,147		(484)	14,147	(484)
Corporate	48,743	(273)	—		—	48,743	(273)
Total available for sale	$772,318	$(5,725)	$268,698		$(1,668)	$1,041,016	$(7,393)

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,253	$(489)	$—	$—	$—	$30,253	$(489)
Non GSE commercial certificates	9,857	(288)	—	—	—	9,857	(288)
Other debt:
ABS	26,951	(50)	—		—	26,951	(50)
Municipal	38,468	(852)	3,876		(204)	42,344	(1,056)
Total held to maturity	$105,529	$(1,679)	$3,876		$(204)	$109,405	$(1,883)

	December 31, 2020
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-related:
GSE residential CMOs	$31,106	$(35)	$12,910	$(17)	$44,016	$(52)
GSE commercial certificates & CMO	116,667	(287)	75,126	(135)	191,793	(422)
Non-GSE residential certificates	2,138	(9)	3,077	(8)	5,215	(17)
Non-GSE commercial certificates	47	—	29,207	(323)	29,254	(323)
Other debt:
ABS	3,010	(1)	298,410	(1,871)	301,420	(1,872)
Trust preferred	—	—	13,773	(854)	13,773	(854)
Corporate	6,998	(2)	—	—	6,998	(2)
Total available for sale	$159,966	$(334)	$432,503	$(3,208)	$592,469	$(3,542)
The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen,

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

As of December 31, 2021, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $696.2 million with an unrealized loss of $5.1 million. These securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. We have had no losses on any PACE bonds that we have invested in and are not aware of any losses that could be material in the sector given the low LTV position. Management considers that the temporary impairment of these investments as of December 31, 2021 is primarily due to an increase in market spreads since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of December 31, 2021, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2021. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
For the years ended December 31, 2021, 2020 and 2019, the Company recorded an OTTI recovery of $4,800, compared to a loss of $900 and a recovery of $2,900, respectively.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of December 31, 2021; however, it is possible that the Company may recognize OTTI in future periods.
Federal Home Loan Bank Stock
As a condition of membership with the Federal Home Loan Bank of New York (FHLBNY), the Company is required to hold FHLBNY stock in an amount equal to 0.125% of its aggregate mortgage related assets plus 4.5% of its outstanding FHLBNY advances. The Company’s holdings of FHLBNY stock are pledged against outstanding advances.
FHLBNY stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). The investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLBNY and its overall financial condition.
Dividend income on FHLBNY stock amounted to approximately $0.2 million, $0.2 million, and $0.8 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
5.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	December 31, 2021	December 31, 2020
(In thousands)
Commercial and industrial	$729,385	$677,192
Multifamily	821,801	947,177
Commercial real estate	369,429	372,736
Construction and land development	31,539	56,087
Total commercial portfolio	1,952,154	2,053,192
Residential real estate lending	1,063,682	1,238,697
Consumer and other	291,818	190,676
Total retail portfolio	1,355,500	1,429,373
Total loans receivable	3,307,654	3,482,565
Net deferred loan origination costs (fees)	4,570	6,330
Total loans receivable, net of deferred loan origination costs (fees)	3,312,224	3,488,895
Allowance for loan losses	(35,866)	(41,589)
Total loans receivable, net	$3,276,358	$3,447,306

The following table presents information regarding the quality of the Company’s loans as of December 31, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$8,313	$—	$8,313	$—	$721,072	$729,385
Multifamily	13,537	2,907	—	16,444	—	805,357	821,801
Commercial real estate	21,599	4,054	—	25,653	—	343,776	369,429
Construction and land development	26,482	—	—	26,482	—	5,057	31,539
Total commercial portfolio	61,618	15,274	—	76,892	—	1,875,262	1,952,154
Residential real estate lending	4,811	12,525	—	17,336	—	1,046,346	1,063,682
Consumer and other	1,590	420	—	2,010	—	289,808	291,818
Total retail portfolio	6,401	12,945	—	19,346	—	1,336,154	1,355,500
	$68,019	$28,219	$—	$96,238	$—	$3,211,416	$3,307,654

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following table presents information regarding the quality of the Company’s loans as of December 31, 2020:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$12,444	$1,404	$13,848	$—	$663,344	$677,192
Multifamily	3,590	9,575	—	13,165	—	934,012	947,177
Commercial real estate	10,574	3,433	—	14,007	—	358,729	372,736
Construction and land development	9,974	11,184	—	21,158	—	34,929	56,087
Total commercial portfolio	24,138	36,636	1,404	62,178	—	1,991,014	2,053,192
Residential real estate lending	19,526	23,280	—	42,806	376	1,195,515	1,238,697
Consumer and other	1,015	632	—	1,647	—	189,029	190,676
Total retail portfolio	20,541	23,912	—	44,453	376	1,384,544	1,429,373
	$44,679	$60,548	$1,404	$106,631	$376	$3,375,558	$3,482,565

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interpreted then-current accounting standards and indicated that a lender could conclude that a borrower was not experiencing financial difficulty if short-term modifications were made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program was implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not TDRs.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted to help the nation’s economy recover from the COVID-19 pandemic. The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states, and municipalities. Under Section 4022 of the CARES Act, a borrower with a federally backed mortgage loan that was experiencing a financial hardship due to COVID-19 could request a forbearance (i.e., payment deferral), regardless of delinquency status, for up to 180 days, which could be extended for an additional 180 days at the borrower’s request. Before this relief was set to expire on December 31, 2020, the Consolidated Appropriations Act was signed into law, which extended the relief granted under the CARES act to the earlier of January 1, 2022 or 60 days after the national emergency is terminated. During this relief period, no fees, penalties, or interest beyond those scheduled or calculated as if the borrower had made all contractual payments on time and in full could accrue. In addition, Section 4013 of the CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provided that a financial institution could elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR. Modifications that qualify for this exception included a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that deferred or delayed the payment of principal or interest, that occurred for a loan that was not more than 30 days past due as of December 31, 2019. In accordance with interagency guidance and the CARES Act, which in pertinent part expired

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
on January 1, 2022, short term deferrals granted due to the COVID-19 pandemic were not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

The following table presents information regarding the Company’s TDRs as of December 31, 2021 and December 31, 2020:

	December 31, 2021			December 31, 2020
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$4,052	$8,313	$12,365	$1,648	$12,116	$13,764
Commercial real estate	—	3,166	3,166	—	3,433	3,433
Construction and land development	7,476	—	7,476	—	2,682	2,682
Residential real estate lending	13,469	2,018	15,487	17,905	2,654	20,559
	$24,997	$13,497	$38,494	$19,553	$20,885	$40,438
The financial effects of TDRs granted for the year ended December 31, 2021 are as:

			Weighted Average Interest Rate
(In thousands)	Number of Loans	Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount
Commercial and industrial	1	$2,536	6.50%	4.00%	$—
Construction and land development	2	7,477	4.30%	4.30%	—
	3	$10,013	4.86%	4.22%	$—
The financial effects of TDRs granted for the year ended December 31, 2020 are as:

			Weighted Average Interest Rate
(In thousands)	Number of Loans	Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount
Commercial and industrial	4	$2,109	5.76%	5.76%	$—
Residential real estate lending	3	992	5.92%	3.96%	$18
	7	$3,101	5.81%	5.18%	$18
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$693,312	$10,165	$25,908	$—	$729,385
Multifamily	721,869	48,804	51,128	—	821,801
Commercial real estate	295,261	13,947	60,221	—	369,429
Construction and land development	24,063	—	7,476	—	31,539
Residential real estate lending	1,050,865	292	12,525	—	1,063,682
Consumer and other	291,398	—	420	—	291,818
Total loans	$3,076,768	$73,208	$157,678	$—	$3,307,654
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2020:

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$627,553	$16,407	$32,770	$462	$677,192
Multifamily	775,605	138,090	33,482	—	947,177
Commercial real estate	276,712	41,420	54,604	—	372,736
Construction and land development	28,967	15,936	11,184	—	56,087
Residential real estate lending	1,215,417	—	23,280	—	1,238,697
Consumer and other	190,044	—	632	—	190,676
Total loans	$3,114,298	$211,853	$155,952	$462	$3,482,565
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
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$12,785	$2,907	$4,054	$7,476	$25,994	$—	$53,216
Collectively evaluated for impairment	716,600	818,894	365,375	24,063	1,037,688	291,818	3,254,438
Total loans	$729,385	$821,801	$369,429	$31,539	$1,063,682	$291,818	$3,307,654

Allowance for loan losses:
Individually evaluated for impairment	$4,350	$—	$—	$—	$755	$—	$5,105
Collectively evaluated for impairment	6,302	4,760	7,273	405	8,253	3,768	30,761
Total allowance for loan losses	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2020:

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,706	$9,575	$3,433	$11,184	$41,579	$—	$80,477
Collectively evaluated for impairment	662,486	937,602	369,303	44,903	1,197,118	190,676	3,402,088
Total loans	$677,192	$947,177	$372,736	$56,087	$1,238,697	$190,676	$3,482,565

Allowance for loan losses:
Individually evaluated for impairment	$3,118	$1,933	$—	$—	$1,187	$—	$6,238
Collectively evaluated for impairment	5,947	8,391	6,213	2,077	11,143	1,580	35,351
Total allowance for loan losses	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
The activities in the allowance by portfolio for the year ended December 31, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	2,179	(1,483)	1,374	(1,675)	(5,409)	4,727	(287)
Charge-offs	(813)	(4,081)	(314)	—	(1,081)	(2,699)	(8,988)
Recoveries	221	—	—	3	3,168	160	3,552
Ending Balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
The activities in the allowance by portfolio for the year ended December 31, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847
Provision for (recovery of) loan losses	9,175	5,114	7,508	2,238	(2,302)	3,058	24,791
Charge-offs	(11,293)	—	(3,787)	(970)	(492)	(1,691)	(18,233)
Recoveries	57	—	—	1	975	151	1,184
Ending Balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589

The activities in the allowance by portfolio for the year ended December 31, 2019 are as follows:

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

(In thousands)	Commercial and Industrial		Multifamily		Commercial Real Estate		Construction and Land Development		Residential Real Estate Lending		Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$16,046		$4,736		$2,573		$1,089		$11,987		$764	$37,195
Provision for (recovery of) loan losses	2,620		474		(81)		(281)		1,251		(146)	3,837
Charge-offs	(9,236)		—		—		—		(683)		(710)	(10,629)
Recoveries	1,696		—		—		—		1,594		154	3,444
Ending Balance	$11,126	0	$5,210	0	$2,492	0	$808	0	$14,149	0	$62	$33,847
The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of and for the year ended December 31, 2021 and December 31, 2020:

	December 31, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$10,507	$15,666	$11,896	$—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
	22,037	28,740	24,325	—
Loans with a related allowance:
Residential real estate lending	15,487	18,120	19,306	755
Multifamily	2,907	6,241	8,024	—
Commercial and industrial	12,785	13,746	13,207	4,350
	31,179	38,107	40,537	5,105
Total individually impaired loans:
Residential real estate lending	25,994	33,786	31,202	755
Multifamily	2,907	6,241	8,024	—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
Commercial and industrial	12,785	13,746	13,207	4,350
	$53,216	$66,847	$64,862	$5,105

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

	December 31, 2020
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$20,824	$12,660	$20,898	$—
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
	35,441	26,198	37,125	—
Loans with a related allowance:
Residential real estate lending	20,755	22,151	24,680	1,187
Multifamily	9,575	4,788	9,589	1,933
Commercial and industrial	14,706	19,788	27,210	3,118
	45,036	46,727	61,479	6,238
Total individually impaired loans:
Residential real estate lending	41,579	34,811	45,578	1,187
Multifamily	9,575	4,788	9,589	1,933
Construction and land development	11,184	7,418	12,204	—
Commercial real estate	3,433	6,120	4,023	—
Commercial and industrial	14,706	19,788	27,210	3,118
	$80,477	$72,925	$98,604	$6,238

	December 31, 2019
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$4,496	$4,397	$4,558	$—
Construction and land development	3,652	3,652	3,702	—
Commercial real estate	8,807	11,921	9,137	—
	16,955	19,970	17,397	—
Loans with a related allowance:
Residential real estate lending	23,547	25,206	27,288	1,325
Commercial and industrial	24,870	18,512	29,534	6,144
	48,417	43,718	56,822	7,469
Total individually impaired loans:
Residential real estate lending	28,043	29,603	31,846	1,325
Construction and land development	3,652	3,652	3,702	—
Commercial real estate	8,807	11,921	9,137	—
Commercial and industrial	24,870	18,512	29,534	6,144
	$65,372	$63,688	$74,219	$7,469
As of December 31, 2021 and December 31, 2020, mortgage loans with an unpaid principal balance of $1.1 billion and $1.2 billion respectively, are pledged to the FHLB to secure outstanding advances and letters of credit.

There were $533,000 in related party loans outstanding as of December 31, 2021 compared to no related party loans as of December 31, 2020.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2021	2020
(In thousands)
Buildings, premises and improvements	$29,935	$33,280
Furniture, fixtures and equipment	7,020	5,856
Projects in process	—	550
	36,955	39,686
Accumulated depreciation and amortization	(25,220)	(26,709)
	$11,735	$12,977
Depreciation and amortization expense charged to operations amounted to approximately $3.6 million, $6.2 million, and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. During the year ended December 31, 2020, the Bank completed closures of eight branch offices, resulting in $2.3 million in accelerated depreciation recorded on the "occupancy and depreciation" expense line item on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
7.    DEPOSITS
Deposits are summarized as follows:

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$3,335,005	0.00%	$2,603,274	0.00%
NOW accounts	210,844	0.08%	205,653	0.06%
Money market deposit accounts	2,227,953	0.12%	1,914,391	0.13%
Savings accounts	375,301	0.11%	343,368	0.12%
Time deposits	207,152	0.32%	272,025	0.86%
	$6,356,255	0.06%	$5,338,711	0.10%

Scheduled maturities of time deposits as of December 31, 2021 are as follows:

(In thousands)
2022	$182,654
2023	12,268
2024	6,516
2025	3,933
2026	1,781
$207,152
Time deposits of $250,000 or more totaled $43.7 million as of December 31, 2021 and $31.2 million as of December 31, 2020.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $56.0 million and $123.8 million as of December 31, 2021 and December 31, 2020, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $99.9 million as of December 31, 2021 and $95.8 million as of December 31, 2020.
Included in total deposits are state and municipal deposits totaling $65.5 million and $15.2 million as of December 31, 2021 and December 31, 2020, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
8.    BORROWED FUNDS
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.250% Fixed-to-Floating Rate subordinated notes due 2031 (the "Notes"). The fixed rate period is defined from and including November 8, 2021 to, but excluding, November 15, 2026, or the date of earlier redemption. The floating rate period is defined from and including November 15, 2026 to, but excluding, November 15, 2031, or the date of earlier redemption. The floating rate per annum is equal to three-month term SOFR (the "benchmark rate") plus a spread of 230 basis points for each quarterly interest period during the floating rate period, provided however, that if the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The subordinated notes will mature on November 15, 2031.
The Company may, at its option, beginning with the interest payment date of November 15, 2026, and on any interest payment date thereafter, redeem the Notes, in whole or in part, from time to time, subject to obtaining prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") to the extent such approval is then required under the capital adequacy rules of the Federal Reserve Board, at a redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest to, but excluding, the date of redemption.
There were no borrowed funds as of December 31, 2021.
FHLB advances are collateralized by the FHLB stock owned by the Company plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of December 31, 2021, the value of the other eligible assets had an estimated market value net of haircut totaling $1.6 billion (comprised of securities of $723.3 million and mortgage loans of $888.2 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
9. REGULATORY CAPITAL
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and, additionally for the Bank, the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital requirements that involve quantitative measures of the Company and the Bank’s assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The Company and the Bank’s capital amounts and classifications also are subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital (as defined in the regulations) to risk weighted assets, and of tier 1 capital (as defined in the regulations) to average assets. Management believes as of December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements.
As of December 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)
(In thousands)	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk weighted assets	656,719	15.95%	329,471	8.00%
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk weighted assets	$613,030	14.89%	$329,376	8.00%	$411,720	10.00%
Tier 1 capital to risk weighted assets	575,692	13.98%	247,032	6.00%	329,376	8.00%
Tier 1 capital to average assets	575,692	8.21%	164,688	4.00%	205,860	5.00%
Common equity tier 1 to risk weighted assets	575,692	13.98%	185,274	4.50%	267,618	6.50%

December 31, 2020
Total capital to risk weighted assets	$534,684	14.25%	$300,199	8.00%	$375,249	10.00%
Tier 1 capital to risk weighted assets	491,913	13.11%	225,149	6.00%	300,199	8.00%
Tier 1 capital to average assets	491,913	7.97%	246,904	4.00%	308,630	5.00%
Common equity tier 1 to risk weighted assets	491,913	13.11%	168,862	4.50%	243,912	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
10. INCOME TAXES
The components of the provision (benefit) for income taxes for the years ended December 31, 2021, 2020, and 2019 are as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current:
Federal	$9,349	$15,010	$10,656
State and local	1,389	1,152	1,287
	10,738	16,162	11,943
Deferred:
Federal	4,409	(3,497)	1,880
State and local	2,641	3,090	3,149
	7,050	(407)	5,029
Total income tax provision	$17,788	$15,755	$16,972
A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% to the Company’s actual income tax benefit and effective tax rate for the years ended December 31, 2021, 2020, and 2019 and is as follows:

	Year Ended December 31,
	2021		2020		2019
(In thousands)	Amount	%	Amount	%	Amount	%

Tax expense at federal income tax rate	$14,852	21.00%	$13,008	21.00%	$13,476	21.00%
Increase (decrease) resulting from:
Tax exempt income	(317)	-0.45%	(862)	-1.39%	(423)	-0.66%
Change in DTA rate	(199)	-0.28%	333	0.54%	(186)	-0.29%
State tax, net of federal benefit	3,184	4.50%	3,551	5.73%	4,030	6.28%
Stock options windfall	(94)	-0.13%	(3)	-0.01%	(68)	-0.11%

Other	362	0.51%	(272)	-0.44%	143	0.23%
Total	$17,788	25.15%	$15,755	25.43%	$16,972	26.45%
As of December 31, 2021 the Company had remaining federal, state and local NOL carryforwards of approximately $2.6 million, $61.0 million and $39.9 million, respectively, which are available to offset future federal, state and local income and which expire over varying periods from 2028 through 2037.
Deferred income tax assets and liabilities result from temporary differences between the carrying value of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are reported net in the accompanying Consolidated Statement of Financial Condition.
The significant components of the net deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows:

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

	December 31,
	2021	2020
(In thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Allowance for loan losses	$16,300	$16,644
Nonaccrual interest income	389	689
Postretirement and other employee benefits	242	436
Depreciation and amortization	1,123	1,657
Operating leases	13,250	14,515
Federal, state and local net operating loss carryforward	7,285	9,270
Other, net	3,258	2,723
Gross deferred tax asset	41,847	45,934

Deferred tax liabilities:
Available for sale securities carried at fair value for financial statement purposes	(2,850)	(7,221)
Purchase accounting adjustments, net	(874)	(966)
Operating leases	(10,142)	(9,855)
Net deferred loan fees	(1,262)	—
Gross deferred tax liabilities	(15,128)	(18,042)

Deferred tax asset, net	$26,719	$27,892
As of December 31, 2021, the Company’s deferred tax assets were valued without an allowance as management concluded that it is more likely than not that the entire amount may be realized. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted. If it is later determined that a valuation allowance is required, it generally will be an expense to the income tax provision in the period such determination is made.
The Company has no uncertain tax positions. The Company and its subsidiaries are subject to Federal, New York State, California, Colorado, District of Columbia, Florida, New Jersey, Massachusetts, Minnesota, North Carolina, Pennsylvania, Virginia and New York City income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination presumably to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.
As of December 31, 2021, the Company is generally subject to possible examination by federal, state, and local taxing authorities for 2018 and subsequent tax years. Income tax receivable, which is included in other assets, totaled $20.8 million and $23.1 million as of December 31, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
11.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of December 31, 2021 and December 31, 2020, we had 368,000 and 79,000 anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Year Ended December 31,
	2021	2020	2019
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$52,937	$46,188	$47,202
Dividends paid on preferred stock	(22)	(22)	(22)
Income attributable to common stock	$52,915	$46,166	$47,180
Weighted average common shares outstanding, basic	31,104	31,133	31,733
Basic earnings per common share	$1.70	$1.48	$1.49

Income attributable to common stock	$52,915	$46,166	$47,180
Weighted average common shares outstanding, basic	31,104	31,133	31,733
Incremental shares from assumed conversion of options and RSUs	408	96	472
Weighted average common shares outstanding, diluted	31,512	31,229	32,205
Diluted earnings per common share	$1.68	$1.48	$1.47

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
12.    EMPLOYEE BENEFIT PLANS
The Company offers various pension and retirement benefit plans, as well as a long-term incentive plan to eligible employees and directors. Significant benefit plans are described as follows:
Pension Plan
The Company participates in a multi-employer non-contributory pension plan which covers substantially all full-time employees, both unionized and non-unionized. Employees generally qualify for participation in the plan on the first January 1st or July 1st after attaining age 21 and completing 1,000 Hours of Service in a 12 consecutive month period. The collective bargaining agreement covering the unionized employees was last renewed in March 2020. Under the terms of this plan, participants vest 100% upon completion of five years of service, as defined in the plan document. Plan assets are invested in the Consolidated Retirement Fund (CRF). The Employer Identification Number of the CRF is 133177000 and the Plan Number is 001.
As a multi-employer plan, the Administrator of the CRF does not make separate actuarial valuations with respect to each employer, nor are plan assets so segregated. The benefits provided by the CRF are being funded by the Company and other participating employers through contributions to the Administrator, which are necessary to maintain the CRF on a sound actuarial basis. Contributions are calculated based on a percentage of participants’ qualifying base salary, which percentage is determined from time to time by the CRF Board of Trustees.
The Pension Protection Act of 2006 (PPA) ranks the funded status of multi-employer plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical Status) if it has a current funded percentage (as defined) of less than 65%. A plan is in the Yellow Zone (Endangered Status) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. For the 2021 and 2020 plan years, pursuant to the PPA, the CRF was certified to be in the Green Zone (i.e. neither Critical Status nor Endangered Status).
The following table summarizes certain information regarding contributions made by the Company to the CRF:

(In thousands)	Contributions	Company contributions greater than 5% of total contributions received by the CRF?
Year Ended December 31,
2021	$6,193	Yes
2020	6,278	Yes
2019	6,254	Yes
The amounts of contributions presented in the preceding table represent expense recorded by the Company during the respective periods.
Retirement Benefit Plans
The Company offers a post-retirement health and life insurance plan and provides other non-qualifying supplemental retirement plan benefits to certain existing and former directors and employees. The Company’s policy is to fund the cost of health and life benefits in amounts determined in accordance with the plan provisions. The other retirement benefit plans generally contain vesting provisions and service requirements. These plans are unfunded and represent a general obligation of the Company.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following table summarizes the plans’ benefit obligation, the changes in the plans’ benefit obligation, changes in plan assets and the plan’s funded status:

	Year Ended December 31,
(In thousands)	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$4,094	$4,527
Service cost	—	—
Interest cost	58	118
Amendments	—	—
Actuarial loss (gain)	(16)	(71)
Benefits paid	(478)	(480)
Benefit obligation at end of year	3,658	4,094
Change in plan assets:
Employer contributions	478	480
Benefits paid	(478)	(480)
Plan assets at end of year	—	—
Benefit obligation, included in other liabilities	$3,658	$4,094

The following table presents before tax effected amounts recognized in accumulated other comprehensive income (loss) at December 31:

(In thousands)	2021	2020	2019
Net actuarial loss	$3,235	$3,200	$3,591
Prior service credit	(320)	(349)	(378)
Total amount recognized	$2,915	$2,851	$3,213

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

(In thousands)	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	58	118	165
Prior service credit amortization	(29)	(29)	(29)
Prior service credit due to curtailments	—	—	—
Recognized actuarial (gain) loss	400	320	219
Net periodic benefit	$429	$409	$355

Components of other amounts:
Net regular actuarial (gain) loss	$(16)	$379	$373
Recognized actuarial gain (loss)	(400)	(320)	(219)
Prior service credit amortization	29	29	29
Prior service credit due to curtailments	450	(450)	—
Prior service credit due to amendment	—	—	—
Total recognized in other comprehensive income	$63	$(362)	$183
Total recognized in comprehensive income	$492	$47	$538

The following table summarizes certain weighted average assumptions used to measure the plans’ obligation at the end of the year as well as net periodic benefit expense during the year:

	2021	2020	2019
Weighted average assumptions used to determine benefit obligations:
Discount rate	2.07%	1.50%	2.77%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.66%	3.13%	3.92%
The net actuarial loss and prior service credit that is expected to be amortized from accumulated other comprehensive income (loss) and into net periodic (benefit) expense during the year ended December 31, 2021 is $0.4 million.
Future estimated benefit payments are expected to be approximately $0.3 million per annum during the period 2022 through 2031.
401(k) Plans

The Company also offers 2 retirement savings plans which are qualified under Section 401(k) of the Internal Revenue Code (401(k) Plan). Substantially all employees are eligible to participate, and participants can contribute up to 15% of their salary subject to certain limitations. The Company does not make contributions to the 401(k) Plan and as such does not incur any direct compensation expense related to the 401(k) Plan.
Long Term Incentive Plans

Stock Options:
The Company has granted stock options in previous years to employees and directors. As of January 1, 2021, all options have vested and are exercisable at the option of the vested holders until the termination of each tranche after 10 years from the grant date or earlier if the employee or director has changed their employment status. The Company does not currently have an active stock option plan that is available for issuing new options.
A summary of the status of the Company’s options as of December 31, 2021 follows:

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2020	1,978,560	$13.03	4.2	years
Granted	—	—	—
Forfeited/ Expired	(182,180)	12.69	—
Exercised	(1,094,480)	12.92	—
Outstanding, December 31, 2021	701,900	13.29	4.1	years	$2,441
Vested and Exercisable, December 31, 2021	701,900	$13.29	4.1	years	$2,441

The range of exercise prices is $11.00 to $14.65 per share.
There were no options compensation costs to employees and directors for the year ended December 31, 2021 as all options had been fully expensed as of December 31, 2020. Total options compensation costs for the years ended 2020 and 2019 was $0.7 million and $1.4 million, respectively, and is recorded within the Consolidated Statements of Income. The fair value of all awards outstanding as of December 31, 2021 and December 31, 2020 was $2.9 million and $8.4 million, respectively. No cash was received for options exercised in 2021.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 601,049 shares were available for issuance as of December 31, 2021.

RSUs represent an obligation to deliver shares to an employee or director at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule, the satisfaction of performance conditions, or the satisfaction of market conditions, and are settled in shares of the Company’s common stock. RSUs do not provide dividend equivalent rights from the date of grant and do not provide voting rights. RSUs accrue dividends based on dividends paid on common shares, but those dividends are paid in cash upon satisfaction of the specified vesting requirements on the underlying RSU.
During the year ended December 31, 2021, the Company granted 260,355 restricted stock units (“RSUs”) to employees under the Equity Plan and reserved 283,859 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

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

•The Company granted 23,543 market-based RSUs at a fair value of $14.95 per share which vest subject to the Company’s relative total shareholder return compared to a group of peer banks over a three-year period from February 3, 2021 to February 2, 2024. The minimum and maximum awards that are achievable are 0 and 35,315 shares, respectively.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
A summary of the status of the Company’s employee RSUs as of December 31, 2021 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2020	290,637	$15.99
Awarded	260,355	15.81
Forfeited	(70,080)	12.93
Vested	(81,005)	15.46
Unvested, December 31, 2021	399,907	$16.52

Of the 399,907 unvested RSUs on December 31, 2021, the minimum units that will vest, solely due to a service test, are 298,341. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 480,111.

Compensation expense attributable to the employee RSUs was $1.8 million and $1.2 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $3.8 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.1 years.

During the year ended December 31, 2021, the Company granted 28,710 RSUs to directors under the Equity Plan that vest after one year. The Company recorded an expense of $0.3 million and $0.5 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was no unrecognized cost related to the non-vested RSUs granted to directors.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
13.     FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,967	$—	$3,967
GSE residential CMOs	—	463,883	—	463,883
GSE commercial certificates & CMO	—	370,364	—	370,364
Non-GSE residential certificates	—	66,139	—	66,139
Non-GSE commercial certificates	—	81,101	—	81,101
Other debt:
U.S. Treasury	200	—	—	200
ABS	—	989,188	—	989,188
Trust preferred	—	14,147	—	14,147
Corporate	—	124,421	—	124,421
Total assets carried at fair value	$200	$2,113,210	$—	$2,113,410

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

	December 31, 2020
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$13,299	$—	$13,299
GSE residential CMOs	—	366,421	—	366,421
GSE commercial certificates & CMO	—	432,614	—	432,614
Non-GSE residential certificates	—	33,384	—	33,384
Non-GSE commercial certificates	—	44,968	—	44,968
Other Debt:
U.S. Treasury	203	—	—	203
ABS	—	597,546	—	597,546
Trust preferred	—	13,773	—	13,773
Corporate	—	37,654	—	37,654
Total assets carried at fair value	$203	$1,539,659	$—	$1,539,862

During the years ended December 31, 2021 and 2020, there were no transfers of financial instruments between Level 1 and Level
2. There were no financial instruments measured at fair value on a recurring basis and categorized as Level 3 in the Consolidated
Statement of Financial Condition during the years ended December 31, 2021 and 2020.

The following tables summarize assets measured at fair value on a non-recurring basis:

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$48,111	$—	$—	$48,111	$48,111
Other real estate owned	307	—	—	335	335
	$48,418	$—	$—	$48,446	$48,446

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$67,433	$—	$—	$67,433	$67,433
Other real estate owned	$307	$—	$—	$303	$303
	$67,740	$—	$—	$67,736	$67,736

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

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
security, management will typically value those instruments using observable market inputs in a discounted cash flow analysis. Held to maturity securities, with the exception of PACE securities which are categorized as Level 3, are generally categorized as Level 2.
•Loans held for sale – Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is determined using the price we expect to receive for the loans based on commitments received from third party investors. Loans held on our balance sheet greater than 90 days are evaluated to determine if a valuation allowance is required to adjust for a decline in fair value below the carrying amount, and then subject to quarterly evaluation going forward. Loans held for sale are generally categorized as Level 3.

•Loans receivable – Loans are valued using a present value technique that incorporates management’s assumptions as to what a market participant would assume given the attributes of the loans. The observable U.S. Treasury yield curve is a significant input to the valuation. Assumptions, including prepayment speeds and credit spreads, are based on observable market data where possible or alternatively are based on terms currently offered on loans to borrowers of similar credit quality. Fair values for loans considered impaired are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the underlying collateral in the case of collateral dependent loans. The methods used to estimate the fair value of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Loans would generally be categorized as Level 3.

•Resell agreements – Resell agreements are carried at fair value, as these are short term agreements. All existing trades are done at the current rate for new trades, which historically has always been 1.25%, which is the same rate we bring in new trades, so there is no market value adjustment. The agreements are generally categorized as Level 3, as we have limited market information.
•Deposits – Deposits without a defined maturity date are valued at the amount payable on demand. Certificates of deposit, which are categorized as Level 2, are valued using a present value technique that incorporates current rates offered by the Company for certificates of comparable remaining maturity.
•Borrowed funds – FHLBNY advances and repurchase agreements are valued using a present value technique that incorporates current rates offered by the FHLBNY for advances of comparable remaining maturity. Bank issued subordinated debt is valued based on recent trades for similar issues and or values provided by firms that transact in our bonds. FHLBNY advances, repurchase agreements, and subordinated debt are categorized as Level 2.
•Other – The Company holds or issues other financial instruments for which management considers the carrying value to approximate fair value. Such items include cash and cash equivalents, accrued interest receivable and payable. Many of these items are short term in nature with minimal risk characteristics.
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value.
There are significant limitations in estimating the fair value of financial instruments for which an active market does not exist. Due to the degree of management judgment that is often required, such estimates tend to be subjective, sensitive to changes in assumptions and imprecise. Such estimates are made as of a point in time and are impacted by then-current observable market conditions; also such estimates do not give consideration to transaction costs or tax effects if estimated unrealized gains or losses were to become realized in the future. Because of inherent uncertainties of valuation, the estimated fair value may differ significantly from the value that would have been used had a ready market for the investment existed and the difference could be material. Lastly, consideration is not given to nonfinancial instruments, including various intangible assets, which could represent substantial value. Fair value estimates are not necessarily representative of the Company’s total enterprise value.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$330,485	$330,485	$—	$—	$330,485
Available for sale securities	2,113,410	200	2,113,210	—	2,113,410
Held to maturity securities	843,569	—	216,377	633,327	849,704
Loans held for sale	3,279	—	—	3,279	3,279
Loans receivable, net	3,276,358	—	—	3,291,377	3,291,377
Resell agreements	229,018	—	—	229,018	229,018
Accrued interest and dividends receivable	28,820	—	28,820	—	28,820

Financial liabilities:
Deposits payable on demand	6,149,103	—	6,149,103	—	6,149,103
Time deposits	207,152	—	207,369	—	207,369
Subordinated Debt	83,831	—	85,000	—	85,000
Accrued interest payable	569	—	569	—	569

	December 31, 2020
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$38,769	$38,769	$—	$—	$38,769
Available for sale securities	1,513,409	203	1,539,659	—	1,539,862
Held to maturity securities	494,449	—	76,519	425,906	502,425
Loans held for sale	11,178	—	—	11,178	11,178
Loans receivable, net	3,447,306	—	—	3,566,742	3,566,742
Resell agreements	154,779	—	—	154,779	154,779
Accrued interest and dividends receivable	23,970	—	23,970	—	23,970

Financial liabilities:
Deposits payable on demand	5,066,687	—	5,066,687	—	5,066,687
Time deposits	272,025	—	272,451	—	272,451
Accrued interest payable	386	—	386	—	386

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
14.     COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	December 31, 2021	December 31, 2020
(In thousands)
Commitments to extend credit	$927,428	$455,541
Standby letters of credit	18,752	17,910
Total	$946,180	$473,451

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.5 million as of December 31, 2021 and $1.2 million as of December 31, 2020.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Bank. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Bank.
Investment Obligations
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in the Company's held-to-maturity investment portfolio. As of December 31, 2021, we had purchased $314.1 million of PACE assessment securities from Pace Funding Group LLC and had a remaining commitment of $145.8 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, will be funded by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and and other investments.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
15.    LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of December 31, 2021. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Company’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Year Ended December 31,
	2021	2020
(In thousands)
Operating lease cost	$8,219	$15,256

Cash paid for amounts included in the measurement of Operating leases liability	$10,193	$12,358
Weighted average remaining lease term on operating leases (in years)	4.7	5.7
Weighted average discount rate used for operating leases liability	3.25%	3.27%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of December 31, 2021:

(In thousands)
As of December 31, 2021
2022	$10,955
2023	10,895
2024	10,525
2025	10,165
2026	8,758
Thereafter	526
Total undiscounted operating lease payments	51,824
Less: present value adjustment	3,664
Total Operating leases liability	$48,160

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
16.     GOODWILL AND INTANGIBLE ASSETS
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

At December 31, 2021 and December 31, 2020, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2022	$1,047
2023	888
2024	730
2025	574
2026	419
Thereafter	493
Total	$4,151

Accumulated amortization of the core deposit intangible was $4.9 million as of December 31, 2021.

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
17.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of December 31, 2021, the Company's maximum exposure to loss is $54.5 million.

	December 31, 2021	December 31, 2020
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$1,681	$6,735
Loans and letters of credit commitments	52,813	11,097
Funded portion of loans and letters of credit commitments	15,512	11,097
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Year Ended
	December 31,
	2021	2020
(In thousands)
Tax credits and other tax benefits recognized	$11,571	$23,993

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
18.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Amalgamated Financial Corp. follows:

CONDENSED BALANCE SHEET
Year Ended December 31,
2021
(in thousands)
ASSETS
Cash and cash equivalents	$42,886
Investment in banking subsidiary	605,074
Other assets	12
Total assets	$647,972

LIABILITIES AND EQUITY
Subordinated Debt	$83,831
Accrued expense and other liabilities	399
Stockholders' equity	563,742
Total liabilities and stockholders' equity	$647,972

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Year Ended December 31,
2021
(in thousands)
Interest income	$—
Other income	11,800
Interest expense	399
Other expense	148
Income before tax expense	11,253
Income tax expense (benefit)	—
Equity in undistributed subsidiary income	41,684
Net income	$52,937

Comprehensive income	$41,170

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31,
2021
(in thousands)
Cash flows from operating activities
Net income	$52,937
Adjustments:
Equity in undistributed subsidiary income	(41,684)
Change in other assets	(12)
Change in other liabilities	399
Net cash provided (used) by operating activities	11,640

Cash flows from investing activities
Payments for investments in subsidiaries	(42,490)
Net cash provided (used) by investing activities	(42,490)

Cash flows from financing activities
Dividends paid	(7,597)
Repurchase of shares	(2,498)
Proceeds of issuance of subordinated debt	83,831
Net cash provided (used) by financing activities	73,736

Net increase (decrease) in cash and cash equivalents	42,886
Cash and cash equivalents at beginning of year	—
Cash and cash equivalents at end of year	$42,886
Supplemental non-cash investing activities:
Equity exchange for the outstanding common stock of Amalgamated Bank	541,093

Notes to Consolidated Financial Statements
December 31, 2021, December 31, 2020, and December 31, 2019
19.     SUBSEQUENT EVENT
On February 25, 2022, the Company's Board of Directors approved an increase in the Company's common stock share repurchase authorization to an aggregate amount up to $40 million. The timing and exact amount of stock repurchase activity will be informed by economic and regulatory considerations as well as the Company's capital position, earnings outlook, and capital deployment priorities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Amalgamated Financial Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Amalgamated Financial Corp. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

New York, New York
March 11, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Amalgamated Bank:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of Amalgamated Bank and subsidiaries for the year ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, our independent registered public accounting firm is not required to issue an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2021.
Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
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
Item 11. Executive Compensation.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Director and Executive Officer Compensation”; and
• “Corporate Governance and Social Responsibility” under the subsections titled “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Security Ownership of Certain Beneficial Owners and Management”; and
•“Equity Compensation Plan Information”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Certain Relationships and Related Party Transactions”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Director Independence.”
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2021 and in connection with our 2022 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” under the subsections titled “Audit and Related Fees” and “Pre-Approval Policy,” which sections are incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 136 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

4.4
See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Organization Certificate and Bylaws of Amalgamated Financial Corp. defining rights of the holders of common stock of Amalgamated Financial Corp.

4.5
The registrant agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; currently no issuance of debt of the registrant exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.

4.6
Description of Amalgamated Financial Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.7
Subordinated Indenture, dated as of November 8, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

4.8
First Supplemental Indenture, dated as of November 8, 2021, by and between the Company and U.S. Bank National Association, as trustee, with respect to the 3.250% Fixed-to-Floating Rate Subordinated Notes Due 2031 (incorporated by reference to Exhibit 4.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

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

10.9	Amalgamated Bank Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.10	Amalgamated Financial Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021).*
10.11	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.12	Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.13
Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.14
Form of Award Agreement for Performance Units to be made under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.15
Form of Revised Award Agreement for Performance Units to be made under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.16
Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.17
Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.18
Form of Award Agreement for Performance Units to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.19
Transition and Separation Agreement between Amalgamated Bank and Keith Mestrich dated October 12, 2020 (incorporated by reference to Exhibit 10.19 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.20
Retention Bonus Agreement between Amalgamated Bank and Andrew LaBenne dated December 22, 2020 (incorporated by reference to Exhibit 10.20 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.21
Severance Agreement between Amalgamated Bank and Andrew LaBenne dated December 22, 2020 (incorporated by reference to Exhibit 10.21 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.22
Retention Bonus Agreement between Amalgamated Bank and Sam Brown dated December 22, 2020 (incorporated by reference to Exhibit 10.22 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.23
Severance Agreement between Amalgamated Bank and Sam Brown dated December 22, 2020 (incorporated by reference to Exhibit 10.23 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.24	Offer Letter with Sam Brown dated October 24, 2014 (incorporated by reference to Exhibit 10.24 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*
10.25	Offer Letter with Andrew LaBenne dated January 9, 2015 (incorporated by reference to Exhibit 10.25 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*
10.26
Form of Retention Restricted Stock Unit Award Agreement under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.27
Employment Agreement dated May 10, 2021 by and among Amalgamated Financial Corp., Amalgamated Bank and Priscilla Sims Brown (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.28
Form of Award Agreement for Restricted Stock Units to Chief Executive Officer to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.29	Temporary Relocation Agreement between Amalgamated Bank and Sean Searby.*
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
101
The following financial statements from the Annual Report on Form 10-K of Amalgamated Financial Corp., formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Amalgamated Financial Corp.’s Form 10-K Report for the year ended December 31, 2021, formatted in iXBRL (included with the Exhibit 101 attachments).

* Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

March 11, 2022	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Priscilla Sims Brown, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lynne P. Fox	Director and Chair of the Board	March 11, 2022
Lynne P. Fox
/s/ Priscilla Sims Brown	Director, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2022
Priscilla Sims Brown
/s/ Donald E. Bouffard, Jr.	Director	March 11, 2022
Donald E. Bouffard, Jr.
/s/ Maryann Bruce	Director	March 11, 2022
Maryann Bruce
/s/ JoAnn Lilek	Director	March 11, 2022
JoAnn Lilek
/s/ Robert C. Dinerstein	Director	March 11, 2022
Robert C. Dinerstein
/s/ Mark A. Finser	Director	March 11, 2022
Mark A. Finser
/s/ Darrell Jackson	Director	March 11, 2022
Darrell Jackson
/s/ Patricia Diaz Dennis	Director	March 11, 2022
Patricia Diaz Dennis
/s/ Julie Kelly	Director	March 11, 2022
Julie Kelly
/s/ John McDonagh	Director	March 11, 2022
John McDonagh
/s/ Robert G. Romasco	Director	March 11, 2022
Robert G. Romasco
/s/ Edgar Romney, Sr.	Director	March 11, 2022
Edgar Romney, Sr.
/s/ Stephen R. Sleigh	Director	March 11, 2022
Stephen R. Sleigh
/s/ Jason Darby	Chief Financial Officer (Principal Financial Officer)	March 11, 2022
Jason Darby
/s/ Frank DeMaria	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2022
Frank DeMaria