Form 10-Q
period 2022-03-31
Amalgamated Financial Corp.
filed 2022-05-06
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of May 6, 2022, the registrant had 30,853,979 shares of common stock outstanding at $0.01 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

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
•interest rate volatility resulting in fluctuating net interest margins and/or the volumes or values of the loans made or held as well as the value of other financial assets;
ii

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
•potential adverse reactions or changes to business or employee relationships, including those resulting from the termination of the Merger Agreement with Amalgamated Investments Company (“AIC”) and Amalgamated Bank of Chicago (“ABOC”);
•the outcome of any legal proceedings that may be instituted against us in connection with the termination of the Merger Agreement with AIC and ABOC;
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

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Cash and due from banks	$9,085	$8,622
Interest-bearing deposits in banks	364,958	321,863
Total cash and cash equivalents	374,043	330,485
Securities:
Available for sale, at fair value (amortized cost of $2,474,572 and $2,103,049, respectively)	2,421,064	2,113,410
Held-to-maturity (fair value of $921,395 and $849,704, respectively)	946,347	843,569
Loans held for sale	2,490	3,279
Loans receivable, net of deferred loan origination costs (fees)	3,470,174	3,312,224
Allowance for loan losses	(37,542)	(35,866)
Loans receivable, net	3,432,632	3,276,358

Resell agreements	180,150	229,018
Accrued interest and dividends receivable	27,409	28,820
Premises and equipment, net	11,654	11,735
Bank-owned life insurance	106,975	107,266
Right-of-use lease asset	33,449	33,115
Deferred tax asset	46,149	26,719
Goodwill	12,936	12,936
Other intangible assets	3,890	4,151
Equity investments	7,102	6,856
Other assets	47,041	50,159
Total assets	$7,653,331	$7,077,876
Liabilities
Deposits	$6,973,473	$6,356,255
Subordinated Debt	83,870	83,831
Operating leases	47,883	48,160
Other liabilities	21,343	25,755
Total liabilities	7,126,569	6,514,001

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,995,271 and 31,130,143 shares issued and outstanding, respectively)	310	311
Additional paid-in capital	295,443	297,975
Retained earnings	271,722	260,047
Accumulated other comprehensive income (loss), net of income taxes	(40,846)	5,409
Total Amalgamated Financial Corp. stockholders' equity	526,629	563,742
Noncontrolling interests	133	133
Total stockholders' equity	526,762	563,875
Total liabilities and stockholders’ equity	$7,653,331	$7,077,876

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2022	2021
INTEREST AND DIVIDEND INCOME
Loans	$31,127	$31,109
Securities	19,115	12,170
Federal Home Loan Bank of New York stock	40	48
Interest-bearing deposits in banks	179	90
Total interest and dividend income	50,461	43,417
INTEREST EXPENSE
Deposits	1,402	1,573
Borrowed funds	691	—
Total interest expense	2,093	1,573
NET INTEREST INCOME	48,368	41,844
Provision for (recovery of) loan losses	2,293	(3,261)
Net interest income after provision for loan losses	46,075	45,105
NON-INTEREST INCOME
Trust Department fees	3,491	3,827
Service charges on deposit accounts	2,447	2,178
Bank-owned life insurance	814	788
Gain (loss) on sale of securities	162	21
Gain (loss) on sale of loans, net	(157)	707
Equity method investments	432	(3,682)
Other	233	161
Total non-interest income	7,422	4,000
NON-INTEREST EXPENSE
Compensation and employee benefits	17,669	18,039
Occupancy and depreciation	3,440	3,501
Professional fees	2,815	3,661
Data processing	5,184	3,005
Office maintenance and depreciation	725	655
Amortization of intangible assets	262	302
Advertising and promotion	854	597
Other	3,448	3,033
Total non-interest expense	34,397	32,793
Income before income taxes	19,100	16,312
Income tax expense (benefit)	4,935	4,123
Net income	14,165	12,189
Net income attributable to Amalgamated Financial Corp.	$14,165	$12,189
Earnings per common share - basic	$0.46	$0.39
Earnings per common share - diluted	$0.45	$0.39

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$14,165	$12,189
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	59	(357)
Net unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses)	(63,704)	(5,436)
Reclassification adjustment for losses (gains) realized in income	(165)	(18)
Net unrealized gains (losses) on securities available for sale	(63,869)	(5,454)
Other comprehensive income (loss), before tax	(63,810)	(5,811)
Income tax benefit (expense)	17,555	1,446
Total other comprehensive income (loss), net of taxes	(46,255)	(4,365)
Total comprehensive income (loss), net of taxes	$(32,090)	$7,824

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$311	$297,975	$260,047	$5,409	$563,742	$133	$563,875
Net income	—	—	14,165	—	14,165	—	14,165
Common stock issued	—	52	—	—	52	—	52
Dividends, $0.08 per share	—		(2,490)	—	(2,490)	—	(2,490)
Repurchase of common stock	(1)	(2,940)	—	—	(2,941)	—	(2,941)
Exercise of stock options	—	(305)	—	—	(305)	—	(305)
Stock-based compensation expense	—	661	—	—	661	—	661
Other comprehensive income (loss), net of taxes	—	—	—	(46,255)	(46,255)	—	(46,255)
Balance at March 31, 2022	$310	$295,443	$271,722	$(40,846)	$526,629	$133	$526,762

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	12,189	—	12,189	—	12,189
Dividends, $0.08 per share	—	—	(2,515)	—	(2,515)	—	(2,515)
Repurchase of shares	—	(420)	—	—	(420)	—	(420)
Exercise of stock options, net of repurchases	2	(988)	—	—	(986)	—	(986)
Restricted stock unit vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	588	—	—	588	—	588
Other comprehensive income (loss), net of taxes	—	—	—	(4,365)	(4,365)	—	(4,365)
Balance at March 31, 2021	$312	$300,079	$226,887	$12,811	$540,089	$133	$540,222

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)
	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,165	$12,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	899	854
Amortization of intangible assets	262	302
Deferred income tax expense (benefit)	(1,876)	3,234
Provision for (recovery of) loan losses	2,293	(3,261)
Stock-based compensation expense	661	588
Net amortization (accretion) on loan fees, costs, premiums, and discounts	285	684
Net amortization on securities	1,175	751
OTTI loss (gain) recognized in earnings	(3)	3
Net loss (income) from equity method investments	(432)	3,682
Net loss (gain) on sale of securities available for sale	(162)	(21)
Net loss (gain) on sale of loans	157	(707)
Net (gain) on redemption of bank-owned life insurance	(313)	(266)
Proceeds from sales of loans held for sale	5,913	39,037
Originations of loans held for sale	(5,298)	(43,777)
Decrease (increase) in cash surrender value of bank-owned life insurance	(501)	(522)
Decrease (increase) in accrued interest and dividends receivable	1,411	2,505
Decrease (increase) in other assets (1)	2,784	9,723
Increase (decrease) in accrued expenses and other liabilities (2)	(4,591)	(12,856)
Net cash provided by operating activities	16,829	12,142
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	(158,836)	224,323
Purchase of securities available for sale	(448,390)	(212,959)
Purchase of securities held to maturity	(146,276)	(58,907)
Proceeds from sales of securities available for sale	162	14,431
Maturities, principal payments and redemptions of securities available for sale	76,842	85,482
Maturities, principal payments and redemptions of securities held to maturity	42,352	21,372
Decrease (increase) in resell agreements	48,868	2,511
Purchase of equity method investments	186	220
Purchases of premises and equipment	(818)	(847)
Proceeds from redemption of bank-owned life insurance	1,105	1,010
Proceeds from sale of other real estate owned	—	—
Net cash (used in) provided by investing activities	(584,805)	76,636
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	617,218	381,356
Issuance of common stock	52	2
Repurchase of shares	(2,941)	(420)
Dividends paid	(2,490)	(2,484)
Exercise of stock options, net	(305)	(1,079)
Restricted stock unit vesting, net	—	1
Net cash provided by financing activities	611,534	377,376

Increase (decrease) in cash, cash equivalents, and restricted cash	43,558	466,154
Cash, cash equivalents, and restricted cash at beginning of year	330,485	38,769
Cash, cash equivalents, and restricted cash at end period	$374,043	$504,923
Supplemental disclosures of cash flow information:
Interest paid during the period	$1,388	$1,696
Income taxes paid during the period	115	9,823
Supplemental non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$777
Loans transferred to held-for-sale	2,490	—
Loans transferred to other real estate owned	—	2,682
Purchase (sale) of securities available for sale, net not settled	—	53,573

(1) Includes $0.3 million and $1.7 million of right of use asset amortization for the respective periods
(2) Includes $1.4 million and $0.4 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
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

The accompanying unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries and have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with GAAP. All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. A more detailed description of our accounting policies is included in the Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). There have been no significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2021 Annual Report. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the 2021 Annual Report.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, however such reclassifications did not change stockholder equity or net income.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended March 31,
	2022	2021
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$51	$54
Change in obligation for other benefits	8	(411)
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	$59	$(357)
Income tax effect	(16)	(43)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	43	(400)
Unrealized holding gains (losses) on available for sale securities	$(63,704)	$(5,436)
Reclassification adjustment for losses (gains) realized in income	(165)	(18)
Change in unrealized gains (losses) on available for sale securities	(63,869)	(5,454)
Income tax effect	17,571	1,489
Net change in unrealized gains (losses) on available for sale securities	(46,298)	(3,965)
Total	$(46,255)	$(4,365)

The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2022	Current Period Change	Income Tax Effect	Balance as of March 31, 2022
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,102)	$59	$(16)	$(2,059)
Unrealized gains (losses) on available for sale securities	7,511	(63,869)	17,571	(38,787)
Total	$5,409	$(63,810)	$17,555	$(40,846)

	Balance as of Balance as of January 1, 2021	Current Period Change	Income Tax Effect	Balance as of March 31, 2021
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,056)	$(357)	$(43)	$(2,456)
Unrealized gains (losses) on available for sale securities	19,232	(5,454)	1,489	15,267
Total	$17,176	$(5,811)	$1,446	$12,811

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Income
	2022	2021
(In thousands)
Realized gains (losses) on sale of available for sale securities	$162	$21	Gain (loss) on sale of securities
Recognized gains (losses) on OTTI securities	3	(3)	Non-Interest Income - other
Income tax expense (benefit)	46	5	Income tax expense (benefit)
Total reclassifications, net of income tax	$119	$13

Prior service credit on pension plans and other postretirement benefits	$7	$7	Compensation and employee benefits
Income tax expense (benefit)	(2)	(2)	Income tax expense (benefit)
Total reclassifications, net of income tax	$5	$5

Total reclassifications, net of income tax	$124	$18

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of March 31, 2022 are as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available for sale:
Mortgage-related:
GSE residential certificates	$3,504	$—	$(54)	$3,450
GSE residential CMOs	496,866	1,100	(15,501)	482,465
GSE commercial certificates & CMO	394,320	934	(5,254)	390,000
Non-GSE residential certificates	150,209	6	(6,065)	144,150
Non-GSE commercial certificates	135,652	3	(5,624)	130,031
	1,180,551	2,043	(32,498)	1,150,096
Other debt:
U.S. Treasury	198	—	(3)	195
ABS	1,152,180	298	(18,024)	1,134,454
Trust preferred	14,632	—	(647)	13,985
Corporate	127,011	102	(4,779)	122,334
	1,294,021	400	(23,453)	1,270,968

Total available for sale	$2,474,572	$2,443	$(55,951)	$2,421,064

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,654	$—	$(3,502)	$27,152
GSE residential certificates	439	4	—	443
Non GSE commercial certificates	10,307	—	(1,011)	9,296
Non GSE residential certificates	30,419	—	(1,124)	29,295
	71,819	4	(5,637)	66,186
Other debt:
ABS	75,800	—	(812)	74,988
PACE	723,646	—	(10,942)	712,704
Municipal	71,982	107	(7,670)	64,419
Other	3,100	—	(2)	3,098
	874,528	107	(19,426)	855,209

Total held to maturity	$946,347	$111	$(25,063)	$921,395

As of March 31, 2022, available for sale securities with a fair value of $903.4 million were pledged with $140.5 million held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York (“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2021 are as follows:

	December 31, 2021
(In thousands)	Amortized Cost		Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$3,838		$129		$—		$3,967
GSE residential CMOs	460,571		5,697		(2,385)		463,883
GSE commercial certificates & CMO	364,274		6,855		(765)		370,364
Non-GSE residential certificates	66,756		29		(646)		66,139
Non-GSE commercial certificates	81,705		12		(616)		81,101
	977,144		12,722		(4,412)		985,454
Other debt:
U.S. Treasury	200		—		—		200
ABS	988,061		3,351		(2,224)		989,188
Trust preferred	14,631		—		(484)		14,147
Corporate	123,013		1,681		(273)		124,421
	1,125,905		5,032		(2,981)		1,127,956

Total available for sale	$2,103,049		$17,754		$(7,393)		$2,113,410

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,742		$—		$(489)		$30,253
GSE residential certificates	442		19		—		461
Non GSE commercial certificates	10,333		13		(288)		10,058
Non GSE residential certificates	10,796		5		—		10,801
	52,313	—	37	—	(777)	—	51,573
Other debt:
ABS	75,800		1		(50)		75,751
PACE	627,394		5,933		—		633,327
Municipal	84,962		2,045		(1,056)		85,951
Other	3,100		2		—		3,102
	791,256		7,981		(1,106)		798,131

Total held to maturity	$843,569		$8,018		$(1,883)		$849,704

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of March 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$—	$—	$3,100	$3,098
Due after one year through five years	75,007	72,542	—	—
Due after five years through ten years	436,182	430,963	—	—
Due after ten years	782,832	767,463	871,428	852,111
	$1,294,021	$1,270,968	$874,528	$855,209

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Three Months Ended,
	March 31, 2022	March 31, 2021
(In thousands)
Proceeds	$162	$14,431

Realized gains	$162	$72
Realized losses	—	(51)
Net realized gains (losses)	$162	$21
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

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of March 31, 2022 and December 31, 2021, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	March 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential certificates	$3,450	$(54)	$—	$—	$3,450	$(54)
GSE residential CMOs	338,902	(14,013)	20,906	(1,488)	359,808	(15,501)
GSE commercial certificates & CMO	126,878	(4,103)	158,640	(1,151)	285,518	(5,254)
Non-GSE residential certificates	134,465	(5,404)	8,968	(661)	143,433	(6,065)
Non-GSE commercial certificates	92,166	(4,035)	29,406	(1,589)	121,572	(5,624)
Other debt:					—
ABS	1,006,027	(17,017)	85,340	(1,007)	1,091,367	(18,024)
Trust preferred	—	—	13,985	(647)	13,985	(647)
Corporate	107,448	(4,562)	5,783	(217)	113,231	(4,779)
US Treasury	195	(3)	—	—	195	(3)
Total available for sale	$1,809,531	$(49,191)	$323,028	$(6,760)	$2,132,559	$(55,951)

Held to maturity:
Mortgage-related:
GSE commercial certificates	$27,152	$(3,502)	$—	$—	$27,152	$(3,502)
GSE residential certificates	—	—	—	—	—	—
Non GSE commercial certificates	9,117	(1,011)	—	—	9,117	(1,011)
NON GSE residential certificates	29,295	(1,124)	—	—	29,295	(1,124)
Other debt:
ABS	74,988	(812)	—	—	74,988	(812)
PACE	712,704	(10,942)	—	—	712,704	(10,942)
Municipal	56,036	(6,896)	3,305	(774)	59,341	(7,670)
Other	3,098	(2)	—	—	3,098	(2)
Total held to maturity	$912,390	$(24,289)	$3,305	$(774)	$915,695	$(25,063)

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$222,825	$(2,385)	$—	$—	$222,825	$(2,385)
GSE commercial certificates & CMO	28,695	(271)	159,681	(494)	188,376	(765)
Non-GSE residential certificates	55,284	(646)	—	—	55,284	(646)
Non-GSE commercial certificates	42,530	(247)	23,124	(369)	65,654	(616)
Other debt:					—
ABS	374,241	(1,903)	71,746	(321)	445,987	(2,224)
Trust preferred	—	—	14,147	(484)	14,147	(484)
Corporate	48,743	(273)	—	—	48,743	(273)
Total available for sale	$772,318	$(5,725)	$268,698	$(1,668)	$1,041,016	$(7,393)

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,253	$(489)	$—	$—	$30,253	$(489)
Non GSE commercial certificates	9,857	(288)	—	—	9,857	(288)
Other debt:
ABS	26,951	(50)	—	—	26,951	(50)
Municipal	38,468	(852)	3,876	(204)	42,344	(1,056)
Total held to maturity	$105,529	$(1,679)	$3,876	$(204)	$109,405	$(1,883)
The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase. Management considers that the temporary impairment of the Company’s investments in trust preferred securities (“TruPs”) as of March 31, 2022 is primarily due to a widening of credit spreads since the time these investments were acquired, as well as market uncertainty for this class of investments. All of the TruPs were rated investment grade by not less than three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.

As of March 31, 2022, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $2.4 billion with an unrealized loss of $56.0 million. With the exception of PACE securities, which are generally not rated, these securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. We have had no losses on any PACE bonds that we have invested in and are not aware of any losses in the sector given the low LTV position. Management considers that the temporary impairment of these investments as of March 31, 2022 is primarily due to an increase in interest rates since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of March 31, 2022, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2022. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
For the three months ended March 31, 2022, the Company recaptured $3.1 thousand of OTTI, compared to a $2.7 thousand OTTI loss for the same period in 2021.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of March 31, 2022; however, it is possible that the Company may recognize OTTI in future periods.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	March 31, 2022	December 31, 2021
(In thousands)
Commercial and industrial	$724,177	$729,385
Multifamily	813,702	821,801
Commercial real estate	354,174	369,429
Construction and land development	40,242	31,539
Total commercial portfolio	1,932,295	1,952,154
Residential real estate lending	1,143,175	1,063,682
Consumer and other	389,452	291,818
Total retail portfolio	1,532,627	1,355,500
Total loans receivable	3,464,922	3,307,654
Net deferred loan origination costs (fees)	5,252	4,570
Total loans receivable, net of deferred loan origination costs (fees)	3,470,174	3,312,224
Allowance for loan losses	(37,542)	(35,866)
Total loans receivable, net	$3,432,632	$3,276,358

The following table presents information regarding the quality of the Company’s loans as of March 31, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$3,421	$8,099	$—	$11,520	$—	$712,657	$724,177
Multifamily	11,776	3,537	—	15,313	—	798,389	813,702
Commercial real estate	53,386	3,988	7,608	64,982	—	289,192	354,174
Construction and land development	—	5,053	—	5,053	—	35,189	40,242
Total commercial portfolio	68,583	20,677	7,608	96,868	—	1,835,427	1,932,295
Residential real estate lending	4,722	7,404	—	12,126	—	1,131,049	1,143,175
Consumer and other	2,235	861	—	3,096	—	386,356	389,452
Total retail portfolio	6,957	8,265	—	15,222	—	1,517,405	1,532,627
Total	$75,540	$28,942	$7,608	$112,090	$—	$3,352,832	$3,464,922

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following table presents information regarding the quality of the Company’s loans as of December 31, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$8,313	$—	$8,313	$—	$721,072	$729,385
Multifamily	13,537	2,907	—	16,444	—	805,357	821,801
Commercial real estate	21,599	4,054	—	25,653	—	343,776	369,429
Construction and land development	26,482	—	—	26,482	—	5,057	31,539
Total commercial portfolio	61,618	15,274	—	76,892	—	1,875,262	1,952,154
Residential real estate lending	4,811	12,525	—	17,336	—	1,046,346	1,063,682
Consumer and other	1,590	420	—	2,010	—	289,808	291,818
Total retail portfolio	6,401	12,945	—	19,346	—	1,336,154	1,355,500
Total	$68,019	$28,219	$—	$96,238	$—	$3,211,416	$3,307,654

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted to help the nation’s economy recover from the COVID-19 pandemic. The CARES Act provided $2.2 trillion of economy-wide financial stimulus in the form of financial aid to individuals, businesses, nonprofit entities, states, and municipalities. Under Section 4022 of the CARES Act, a borrower with a federally backed mortgage loan that was experiencing a financial hardship due to COVID-19 could request a forbearance (i.e., payment deferral), regardless of delinquency status, for up to 180 days, which could be extended for an additional 180 days at the borrower’s request. Before this relief was set to expire on December 31, 2020, the Consolidated Appropriations Act was signed into law, which extended the relief granted under the CARES act to the earlier of January 1, 2022 or 60 days after the national emergency is terminated. During this relief period, no fees, penalties, or interest beyond those scheduled or calculated as if the borrower had made all contractual payments on time and in full could accrue. In addition, Section 4013 of the CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19. Specifically, the CARES Act provided that a financial institution could elect to suspend the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR. Modifications that qualify for this exception included a forbearance arrangement, an interest rate modification, a repayment plan, or any other similar arrangement that deferred or delayed the payment of principal or interest, that occurred for a loan that was not more than 30 days past due as of December 31, 2019. In accordance with interagency guidance and the CARES Act, which in pertinent part expired on January 1, 2022, short term deferrals granted due to the COVID-19 pandemic were not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021

As of March 31, 2022, the Company had no loans remaining on a payment deferral program and still accruing interest.

The following tables present information regarding the Company’s TDRs as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$3,715	$8,099	$11,814	$4,052	$8,313	$12,365
Multifamily	10,483	—	10,483	—	—	—
Commercial real estate	—	3,101	3,101	0	3,166	3,166
Construction and land development	2,424	5,053	7,477	7,476	—	7,476
Residential real estate lending	12,637	1,854	14,491	13,469	2,018	15,487
Total loans	$29,259	$18,107	$47,366	$24,997	$13,497	$38,494
The following tables present loans that were classified as TDRs during the three months ended March 31, 2022 and 2021. The pre-modification balances represent the recorded investment immediately prior to the modification, and the post-modification balances represent the recorded investment as of the dates indicated.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In thousands)	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
Commercial real estate	2	$10,000	$10,483	—	$—	$—
Total loans	2	$10,000	$10,483	—	$—	$—

The following table summarizes the Company’s loan portfolio by credit quality indicator as of March 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$691,834	$7,221	$25,122	$—	$724,177
Multifamily	745,349	32,737	35,616	—	813,702
Commercial real estate	291,320	2,899	59,955	—	354,174
Construction and land development	32,766	—	7,476	—	40,242
Residential real estate lending	1,135,481	290	7,404	—	1,143,175
Consumer and other	388,907	—	545	—	389,452
Total loans	$3,285,657	$43,147	$136,118	$—	$3,464,922

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following table summarizes the Company’s loan portfolio by credit quality indicator as of December 31, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$693,312	$10,165	$25,908	$—	$729,385
Multifamily	721,869	48,804	51,128	—	821,801
Commercial real estate	295,261	13,947	60,221	—	369,429
Construction and land development	24,063	—	7,476	—	31,539
Residential real estate lending	1,050,865	292	12,525	—	1,063,682
Consumer and other	291,398	—	420	—	291,818
Total loans	$3,076,768	$73,208	$157,678	$—	$3,307,654
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
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of March 31, 2022:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$12,675	$14,020	$3,988	$7,477	$20,041	$—	$58,201
Collectively evaluated for impairment	711,502	799,682	350,186	32,765	1,123,134	389,452	3,406,721
Total loans	$724,177	$813,702	$354,174	$40,242	$1,143,175	$389,452	$3,464,922

Allowance for loan losses:
Individually evaluated for impairment	$3,972	$31	$—	$—	$621	$—	$4,624
Collectively evaluated for impairment	8,197	4,201	6,840	654	8,715	4,311	32,918
Total allowance for loan losses	$12,169	$4,232	$6,840	$654	$9,336	$4,311	$37,542

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$12,785	$2,907	$4,054	$7,476	$25,994	$—	$53,216
Collectively evaluated for impairment	716,600	818,894	365,375	24,063	1,037,688	291,818	3,254,438
Total loans	$729,385	$821,801	$369,429	$31,539	$1,063,682	$291,818	$3,307,654

Allowance for loan losses:
Individually evaluated for impairment	$4,350	$—	$—	$—	$755	$—	$5,105
Collectively evaluated for impairment	6,302	4,760	7,273	405	8,253	3,768	30,761
Total allowance for loan losses	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866

The activities in the allowance by portfolio for the three months ended March 31, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	1,511	$(112)	$(433)	$248	$(284)	$1,363	$2,293
Charge-offs	—	$(416)	$—	$—	$(39)	$(868)	$(1,323)
Recoveries	6	$—	$—	$1	$651	$48	$706
Ending Balance	$12,169	$4,232	$6,840	$654	$9,336	$4,311	$37,542

The activities in the allowance by portfolio for the three months ended March 31, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	(577)	(2,291)	2,251	(687)	(1,937)	(20)	(3,261)
Charge-offs	—	(1,908)	—	—	(141)	(340)	(2,389)
Recoveries	204	—	—	1	495	23	723
Ending Balance	$8,692	$6,125	$8,464	$1,391	$10,747	$1,243	$36,662

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of and for the year ended March 31, 2022 and December 31, 2021:

	March 31, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$5,550	$8,029	$6,623	$—
Multifamily	—	—	10,647	—
Construction and land development	7,477	7,477	7,476	—
Commercial real estate	3,988	4,021	4,965	—
	17,015	19,527	29,711	—
Loans with a related allowance:
Residential real estate lending	14,491	14,988	17,951	621
Multifamily	14,020	8,464	17,114	31
Commercial and industrial	12,675	12,730	13,226	3,972
	41,186	36,182	48,291	4,624
Total individually impaired loans:
Residential real estate lending	20,041	23,017	24,574	621
Multifamily	14,020	8,464	27,761	31
Construction and land development	7,477	7,477	7,476	—
Commercial real estate	3,988	4,021	4,965	—
Commercial and industrial	12,675	12,730	13,226	3,972
	$58,201	$55,709	$78,002	$4,624

	December 31, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$10,507	$15,666	$11,896	$—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
	22,037	28,740	24,325	—
Loans with a related allowance:
Residential real estate lending	15,487	18,120	19,306	755
Multifamily	2,907	6,241	8,024	—
Commercial and industrial	12,785	13,746	13,207	4,350
	31,179	38,107	40,537	5,105
Total individually impaired loans:
Residential real estate lending	25,994	33,786	31,202	755
Multifamily	2,907	6,241	8,024	—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
Commercial and industrial	12,785	13,746	13,207	4,350
	$53,216	$66,847	$64,862	$5,105

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021

As of March 31, 2022 and December 31, 2021, mortgage loans with an unpaid principal balance of $0.9 billion and $1.1 billion respectively, are pledged to the FHLB to secure outstanding advances and letters of credit.

There were $0.5 million in related party loans outstanding as of March 31, 2022 compared to $0.5 million related party loans for December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
5.    DEPOSITS
Deposits are summarized as follows:

	March 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$3,759,349	0.00%	$3,335,005	0.00%
NOW accounts	212,550	0.08%	210,844	0.08%
Money market deposit accounts	2,416,201	0.12%	2,227,953	0.12%
Savings accounts	386,253	0.11%	375,301	0.11%
Time deposits	199,120	0.29%	207,152	0.32%
	$6,973,473	0.06%	$6,356,255	0.06%

The scheduled maturities of time deposits as of March 31, 2022 are as follows:

(In thousands)
2022	$152,279
2023	34,248
2024	6,521
2025	4,240
2026	1,764
Thereafter	68
$199,120
Time deposits of $250,000 or more totaled $47.8 million as of March 31, 2022 and $43.7 million as of December 31, 2021.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $49.7 million and $56.0 million as of March 31, 2022 and December 31, 2021, respectively, and are included in Time deposits above.
Our total deposits included deposits from related parties including Workers United and its related entities in the amounts of $92.5 million as of March 31, 2022 and $99.9 million as of December 31, 2021.
Included in total deposits are state and municipal deposits totaling $61.6 million and $65.5 million as of March 31, 2022 and December 31, 2021, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
6.    BORROWED FUNDS
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
FHLB advances are collateralized by the FHLB stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of March 31, 2022, the value of the other eligible assets had an estimated market value net of haircut totaling $1.5 billion (comprised of securities of $776.3 million and mortgage loans of $731.0 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances. There were no outstanding FHLB advances as of March 31, 2022 or December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of March 31, 2022 and March 31, 2021, we had 0.2 million and 0.4 million anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2022	2021
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$14,165	$12,189
Dividends paid on preferred stock	—	—
Income attributable to common stock	$14,165	$12,189
Weighted average common shares outstanding, basic	31,107	31,082
Basic earnings per common share	$0.46	$0.39

Income attributable to common stock	$14,165	$12,189
Weighted average common shares outstanding, basic	31,107	31,082
Incremental shares from assumed conversion of options and RSUs	349	442
Weighted average common shares outstanding, diluted	31,456	31,524
Diluted earnings per common share	$0.45	$0.39

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
8.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of January 1, 2021, all options are fully vested and the Company will not incur any further expense related to stock options.
A summary of the status of the Company’s stock options as of March 31, 2022 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2021	847,560	$13.19	4.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(63,680)	13.91	—
Outstanding, March 31, 2022	783,880	13.13	3.9	years	$3,794
Vested and Exercisable, March 31, 2022	783,880	$13.13	3.9	years	$3,794

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three months ended March 31, 2022 and for the three months ended March 31, 2021.

Restricted Stock Units:

The Amalgamated Financial Corp. 2022 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 450,853 shares were available for issuance as of March 31, 2022.

During the three months ended March 31, 2022, the Company granted 152,795 restricted stock units (“RSUs”) to employees under the Equity Plan and reserved 182,764 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

Of the 152,795 RSUs granted to employees, 92,857 RSUs time-vest ratably over three years and were granted at a fair value of $17.34 per share and 59,938 RSUs were performance-based and are more fully described below:

•The Company granted 29,972 performance-based RSUs at a fair value of $17.34 per share which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2022 to December 31, 2024. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 44,958 shares, respectively.

•The Company granted 29,966 market-based RSUs at a fair value of $17.91 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 15, 2022 to February 15, 2025. The minimum and maximum awards that are achievable are 0 and 44,949 shares, respectively.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
A summary of the status of the Company’s employee RSUs as of March 31, 2022 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2021	401,585	$16.50
Awarded	152,795	17.34
Forfeited/Expired	(21,985)	14.48
Vested	(40,336)	15.78
Unvested, March 31, 2022	492,059	$16.91

Of the 492,059 unvested RSUs on March 31, 2022, the minimum units that will vest, solely due to a service test, are 354,715. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 589,441.

Compensation expense attributable to the employee RSUs was $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $4.4 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.2 years.

During the three months ended March 31, 2022, the Company did not grant RSUs to directors under the Equity Plan. The Company recorded an expense of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was no unrecognized cost related to the non-vested RSUs granted to directors.

Employee Stock Purchase Plan

On April 28, 2021, the Company's stockholders approved the Amalgamated Financial Corp. Employee Stock Purchase Plan (the "ESPP"). The aggregate number of shares of common stock that may be purchased under the ESPP will not exceed 500,000 shares. Under the terms of the plan, employees may authorize the withholding of up to 15% of their eligible compensation to purchase our shares of common stock, not to exceed $25,000 of the fair market value of such common stock for any calendar year. The purchase price per shares acquired under the ESPP will never be less than 85% of the fair market value of our common stock on the last day of the offering period. Our Board of Directors in its discretion may terminate the ESPP at any time with respect to any shares for which options have not been granted.

The Compensation Committee of our Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. During the first quarter of 2022, there were 2,905 shares purchased under the plan.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
9.     FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,450	$—	$3,450
GSE residential CMOs	—	482,465	—	482,465
GSE commercial certificates & CMO	—	390,000	—	390,000
Non-GSE residential certificates	—	144,150	—	144,150
Non-GSE commercial certificates	—	130,031	—	130,031
Other debt:
U.S. Treasury	195	—	—	195
ABS	—	1,134,454	—	1,134,454
Trust preferred	—	13,985	—	13,985
Corporate	—	122,334	—	122,334
Total assets carried at fair value	$195	$2,420,869	$—	$2,421,064

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,967	$—	$3,967
GSE residential CMOs	—	463,883	—	463,883
GSE commercial certificates & CMO	—	370,364	—	370,364
Non-GSE residential certificates	—	66,139	—	66,139
Non-GSE commercial certificates	—	81,101	—	81,101
Other debt:
U.S. Treasury	200	—	—	200
ABS	—	989,188	—	989,188
Trust preferred	—	14,147	—	14,147
Corporate	—	124,421	—	124,421
Total assets carried at fair value	$200	$2,113,210	$—	$2,113,410

The following tables summarize assets measured at fair value on a non-recurring basis:

	March 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$53,577	$—	$—	$53,577	$53,577
Other real estate owned	307	—	—	373	373
	$53,884	$—	$—	$53,950	$53,950

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$48,111	$—	$—	$48,111	$48,111
Other real estate owned	307	—	—	335	335
	$48,418	$—	$—	$48,446	$48,446

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$374,043	$374,043	$—	$—	$374,043
Available for sale securities	2,421,064	195	2,420,869	—	2,421,064
Held to maturity securities	946,347	—	208,691	712,704	921,395
Loans held for sale	2,490	—	—	2,490	2,490
Loans receivable, net	3,432,632	—	—	3,316,115	3,316,115
Resell agreements	180,150	—	—	180,150	180,150
Accrued interest and dividends receivable	27,409	—	27,409	—	27,409

Financial liabilities:
Deposits payable on demand	6,774,353	—	6,774,353	—	6,774,353
Time deposits	199,120	—	199,311	—	199,311
Subordinated Debt	83,870	—	83,031	—	83,031
Accrued interest payable	1,274	—	1,274	—	1,274

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$330,485	$330,485	$—	$—	$330,485
Available for sale securities	2,113,410	200	2,113,210	—	2,113,410
Held to maturity securities	843,569	—	216,377	633,327	849,704
Loans held for sale	3,279	—	—	3,279	3,279
Loans receivable, net	3,276,358	—	—	3,291,377	3,291,377
Resell agreements	229,018	—	—	229,018	229,018
Accrued interest and dividends receivable	28,820	—	28,820	—	28,820

Financial liabilities:

Deposits payable on demand	6,149,103	—	6,149,103	—	6,149,103
Time deposits	207,152	—	207,369	—	207,369
Subordinated Debt	83,831	—	85,000	—	85,000
Accrued interest payable	569	—	569	—	569

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
10.     COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	March 31, 2022	December 31, 2021
(In thousands)
Commitments to extend credit	$928,527	$927,428
Standby letters of credit	18,261	18,752
Total	$946,788	$946,180

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.7 million as of March 31, 2022 and $1.5 million as of December 31, 2021.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Investment Obligations
We are a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in our held-to-maturity investment portfolio. As of March 31, 2022, we had purchased $344.1 million of these obligations and had an estimated remaining commitment of $132.6 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. We anticipate these commitments will be funded by means of normal cash flows, will be funded by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
11.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of March 31, 2022. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
(In thousands)
Operating lease cost	$2,251	$2,237

Cash paid for amounts included in the measurement of Operating leases liability	$2,630	$2,514
Weighted average remaining lease term on operating leases (in years)	4.6	5.5
Weighted average discount rate used for operating leases liability	3.25%	3.27%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of March 31, 2022:

(In thousands)
As of March 31, 2022
2022 remaining	$8,115
2023	11,285
2024	11,310
2025	10,574
2026	9,176
Thereafter	955
Total undiscounted operating lease payments	51,415
Less: present value adjustment	3,532
Total Operating leases liability	$47,883

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
12.     GOODWILL AND INTANGIBLE ASSETS
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

At March 31, 2022 and December 31, 2021, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2022	$785
2023	888
2024	730
2025	574
2026	419
Thereafter	494
Total	$3,890

Accumulated amortization of the core deposit intangible was $5.2 million as of March 31, 2022.

Notes to Consolidated Financial Statements (unaudited)
March 31, 2022 and December 31, 2021
13.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of March 31, 2022, the Company's maximum exposure to loss is $54.5 million.

	March 31, 2022	December 31, 2021
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$1,872	$1,681
Loans and letters of credit commitments	52,654	52,813
Funded portion of loans and letters of credit commitments	15,352	15,512

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended
	March 31,
	2022	2021
(In thousands)
Tax credits and other tax benefits recognized	$668	$343

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

General

The following is a discussion of our consolidated financial condition as of March 31, 2022, as compared to December 31, 2021, and our results of operations for the three month periods ended March 31, 2022 and March 31, 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission on March 11, 2022. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 40% of our equity as of March 31, 2022. As of March 31, 2022, our total assets were $7.7 billion, our total loans, net of deferred fees and allowance were $3.4 billion, our total deposits were $7.0 billion, and our stockholders' equity was $526.8 million. As of March 31, 2022, our trust business held $39.7 billion in assets under custody and $15.1 billion in assets under management.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, C&I loans, CRE loans, multifamily mortgages, and a variety of commercial and consumer deposit products, including non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, treasury management products, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.
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
Recent Developments

On September 21, 2021, we entered into a Merger Agreement to acquire AIC and ABOC, subject to customary closing conditions, including approval by our regulators. On February 25, 2022, we announced that we had withdrawn our applications for regulatory approval to merge with AIC and ABOC, due to an inability to obtain such approval. As a result, we are no longer proceeding with the transaction. On March 15, 2022, the Company received a letter from AIC in which AIC declared the Merger Agreement terminated.

Subordinated Debt Issuance
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.250% Fixed-to-Floating Rate subordinated notes due 2031. The subordinated notes will mature on November 15, 2031. We are deploying the net proceeds from this offering for general business purposes, including ongoing working capital needs.

Continued impact of the COVID-19 pandemic on our business

The COVID-19 pandemic continues to create disruptions to the global economy and financial markets and to businesses and the lives of individuals throughout the world. The impact of the COVID-19 pandemic and its related variants is fluid and continues to evolve, adversely affecting many of our clients. Our business, financial condition and results of operations generally rely upon the ability of our borrowers to repay their loans, the value of collateral underlying our secured loans, and demand for loans and other products and services we offer, which are highly dependent on the business environment in our primary markets where we operate and in the United States as a whole. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including increases in new COVID-19 cases, hospitalizations and deaths leading to additional government imposed restrictions; refusals to receive the vaccines along with concerns related to new strains of the virus; supply chain issues remaining unresolved longer than anticipated; labor shortages; decreases in consumer confidence and spending; and rising geopolitical tensions. In addition, it is reasonably possible that certain significant estimates made in our financial statements could be materially and adversely affected in the near term as a result of these conditions.

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
Other impacts on our results of operation and financial condition

In addition to the factors above, we believe the following factors may impact our earnings, though we are unable to quantify the impacts at this time:

•Increased allowance related to loans that continue to be impacted by the economy after the payment deferral periods end
•Lower loan originations as the credit worthiness of borrowers and loan demand may be impacted by the current economic environment
•Turnover due to the "great resignation" resulting in additional expenses to replace talent

As of March 31, 2022, we had $12.9 million of goodwill. During the second quarter of 2021, we performed our annual impairment analysis and determined no goodwill impairment was required. However, we will continue to monitor the COVID-19 pandemic and the related economic fallout, including changes in our stock price and other business and market considerations, which may require us to reevaluate our goodwill impairment analysis. Any goodwill impairment charges we incur could have a material adverse effect on our earnings, but would not impact our cash flow or regulatory capital levels.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2021 Annual Report and our critical accounting policies are more fully described under “Critical Accounting Policies and Estimates” included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report. There have been no significant changes to our critical and significant accounting policies, or the estimates made pursuant to those policies as described in our 2021 Annual Report.
Recent Accounting Pronouncements
Accounting Standards Effective in 2022 and onward
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. In October 2019, the FASB voted to extend the adoption date for entities eligible to be smaller reporting companies, public business entities ("PBEs") that are not SEC filers, and entities that are not PBEs from January 1, 2020 to January 1, 2023. Based on our election as an Emerging Growth Company under the Jumpstart Our Business Startups Act to use the extended transition period for complying with any new or revised financial accounting standards, we will adopt the standard on January 1, 2023.
The standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company established a Management Committee comprised of executives and senior leadership from applicable departments to evaluate the impact of this standard and monitor our progress towards adoption. The Management Committee's focus is to evaluate the impact to the Company, monitor status, as well as to assess and mitigate risks to the implementation of the standard. Currently, management is liaising with its vendors to finalize model development through input testing as well as assessment of the model outputs. The Company expects to conduct multiple full production parallel tests with the current and future-state credit loss estimation process beginning in the late second quarter and through the second half of 2022 to ensure the Company is prepared for adoption of the standard as of January 1, 2023.
The CECL model represents a significant departure from current GAAP and may result in significant changes to the Company's accounting for financial instruments. The Company is currently in the process of evaluating the quantitative and qualitative effect of the standard on our estimated credit losses under the standard, and while adoption could have a material impact on the Company's operating results and financial condition depending on the characteristics of our loan portfolio, as well as the current and forecasted economic conditions as of the date of adoption, management currently does not expect it to have a material impact.

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

Net income for the first quarter of 2022 was $14.2 million, or $0.45 per diluted share, compared to $12.2 million, or $0.39 per diluted share, for the first quarter of 2021.

The $2.0 million increase was primarily due to a $7.1 million increase in total interest and dividend income which was mainly driven by an increase of interest income on securities. The increase was partially offset by a $2.3 million provision for loan loss compared to a $3.3 million recovery of provision for loan loss for the same period in 2021, as well as a $1.6 million increase in non-interest expense primarily driven by an increase in data processing expense related to the modernization of our Trust Department, offset by decreases in professional fees.

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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$423,878	$179	0.17%	$380,390	$90	0.10%
Securities and FHLB stock	3,192,642	18,435	2.34%	2,116,952	11,798	2.26%
Resell Agreements	219,221	720	1.33%	154,266	420	1.10%
Total loans, net (1)(2)	3,280,115	31,127	3.85%	3,293,775	31,109	3.83%
Total interest earning assets	7,115,856	50,461	2.88%	5,945,383	43,417	2.96%
Non-interest earning assets:
Cash and due from banks	9,226			7,307
Other assets	267,689			279,308
Total assets	$7,392,771			$6,231,998

Interest bearing liabilities:
Savings, NOW and money market deposits	$2,896,086	$1,247	0.17%	$2,512,892	$1,222	0.20%
Time deposits	199,340	155	0.32%	280,057	351	0.51%
Total deposits	3,095,426	1,402	0.18%	2,792,949	1,573	0.23%
Federal Home Loan Bank advances	—	—	0.00%	495	—	0.00%
Other Borrowings	84,597	$691	3.31%	—	$—	0.00%
Total interest bearing liabilities	3,180,023	2,093	0.27%	2,793,444	1,573	0.23%
Non-interest bearing liabilities:
Demand and transaction deposits	3,549,483			2,786,581
Other liabilities	102,874			109,420
Total liabilities	6,832,380			5,689,445
Stockholders' equity	560,391			542,553
Total liabilities and stockholders' equity	$7,392,771			$6,231,998

Net interest income / interest rate spread		$48,368	2.61%		$41,844	2.73%
Net interest earning assets / net interest margin	$3,935,833		2.76%	$3,151,939		2.85%

Total Cost of Deposits			0.09%			0.11%
(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2)Income and yield includes prepayment penalty income in 1Q2022 and 1Q2021 of $399 thousand and $642 thousand, respectively

Net interest income was $48.4 million for the first quarter of 2022 and $41.8 million for the first quarter of 2021. The $6.6 million increase from the first quarter of 2021 reflected higher income on securities.

Our net interest spread was 2.61% for the three months ended March 31, 2022, compared to 2.73% for the same period in 2021, a decrease of 12 basis points. Our net interest margin was 2.76% for the first quarter of 2022, a decrease of nine basis points from 2.85% in the first quarter of 2021.

The yield on average earning assets was 2.88% for the three months ended March 31, 2022, compared to 2.96% for the same period in 2021, a decrease of eight basis points. This decrease was the result of deploying our strong deposit growth during the quarter into investment securities at a higher pace than loans.

The average rate on interest-bearing liabilities was 0.27% for the three months ended March 31, 2022, an increase of four basis points from the same period in 2021, which was primarily due to the increase in other borrowings expense with the issuance of subordinated debt partially offset by the decrease in the rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 53% of average deposits for the three months ended March 31, 2022, contributing to a total cost of deposits of nine basis points in the first quarter of 2022.

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

	Three Months Ended March 31, 2022 over March 31, 2021
	Changes Due To
(In thousands)	Volume	Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$18	$71	$89
Securities and FHLB stock	6,025	612	6,637
Resell Agreements	190	110	300
Total loans, net	(139)	157	18
Total interest income	6,094	950	7,044

Interest bearing liabilities:
Savings, NOW and money market deposits	198	(173)	25
Time deposits	(80)	(116)	(196)
Total deposits	118	(289)	(171)
Federal Home Loan Bank advances	(27)	27	—
Other Borrowings	691	—	691
Total borrowings	664	27	691
Total interest expense	782	(262)	520
Change in net interest income	$5,312	$1,212	$6,524
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

Our provision for loan losses totaled an expense of $2.3 million for the first quarter of 2022 compared to a recovery of $3.3 million for the same period in 2021. The expense in the first quarter of 2022 was primarily driven by higher loan balances, and a $0.4 million charge-off related to a loan that was transferred to held for sale, partially offset by improved credit quality.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Trust Department fees	$3,491	$3,827
Service charges on deposit accounts	2,447	2,178
Bank-owned life insurance	814	788
Gain (loss) on sale of investment securities available for sale, net	162	21
Gain (loss) on sale of loans, net	(157)	707
Equity method investments	432	(3,682)
Other income	233	161
Total non-interest income	$7,422	$4,000
Non-interest income was $7.4 million for the first quarter of 2022, compared to $4.0 million for the first quarter in 2021. The increase of $3.4 million in the first quarter of 2022 compared to the corresponding quarter in 2021 was primarily due to a gain of $0.4 million related to equity investments in solar initiatives in the first quarter of 2022 compared to a $3.8 million loss in the first quarter in 2021. This is due to the timing of tax credits and subsequent losses generated before reaching a steady flow of income. These impacts do not include any benefits of new solar equity investments that we may make in the future. This is slightly offset by a $0.9 million decrease in gain on sale of loans as we incurred a $0.2 million loss on sale of loans during the quarter compared to a $0.7 million gain on sale during first quarter of 2021.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.5 million in the first quarter of 2022, a decrease of $0.3 million, or 8.8%, from same period in 2021. The decrease is primarily attributed to the run-off of the ULTRA real estate fund, which ceased earning revenues in 2020.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021
Compensation and employee benefits, net	$17,669	$18,039
Occupancy and depreciation	3,440	3,501
Professional fees	2,815	3,661
Data processing	5,184	3,005
Office maintenance and depreciation	725	655
Amortization of intangible assets	262	302
Advertising and promotion	854	597
Other	3,448	3,033
Total non-interest expense	$34,397	$32,793
Non-interest expense for the first quarter of 2022 was $34.4 million, an increase of $1.6 million from the first quarter of 2021. The increase of $1.6 million from the first quarter of 2021 is primarily driven by a $2.2 million increase in data processing related to the modernization of our Trust Department, offset by decreases in professional fees.

Income Taxes

We had a provision for income tax expense of $4.9 million for the first quarter of 2022, compared to $4.1 million for the first quarter of 2021. Our effective tax rate for the first quarter of 2022 was 25.8%, compared to 25.4% for the first quarter of 2021.

Financial Condition

Balance Sheet

Our total assets were $7.7 billion at March 31, 2022, compared to $7.1 billion at December 31, 2021. The increase of $0.6 billion was driven primarily by a $43.6 million increase in cash and cash equivalents, a $410.4 million increase in investment securities, of which $96.2 million was from PACE assessments, as well as a $158.0 million increase in loans receivable, net.
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
Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at March 31, 2022 or at December 31, 2021. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At March 31, 2022 and December 31, 2021, we had available for sale securities of $2.4 billion and $2.1 billion, respectively. The $307.7 million increase was primarily from the purchase of asset-backed securities (“ABS”) and mortgage-related securities.

At March 31, 2022, our held to maturity securities portfolio primarily consisted of PACE bonds, tax-exempt municipal securities, ABS GSE and Non GSE debt, and other debt. We carry these securities at amortized cost. We had held to maturity securities of $946.3 million at March 31, 2022, and $843.6 million at December 31, 2021.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2022, we evaluated those securities which had an unrealized loss for OTTI, and determined all of the decline in value to be temporary. There were $3.1 billion of investment securities with unrealized losses at March 31, 2022 of which none had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	March 31, 2022		December 31, 2021
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$3,450	0.1%	$3,967	0.1%
GSE residential CMOs	482,465	14.3%	463,883	15.7%
GSE commercial certificates & CMO	390,000	11.6%	370,364	12.5%
Non-GSE residential certificates	144,150	4.3%	66,139	2.3%
Non-GSE commercial certificates	130,031	3.9%	81,101	2.7%

Other debt:
U.S. Treasury	195	0.0%	200	0.0%
ABS	1,134,454	33.7%	989,188	33.5%
Trust preferred	13,985	0.4%	14,147	0.5%
Corporate	122,334	3.6%	124,421	4.2%
Total available for sale	2,421,064	71.9%	2,113,410	71.5%

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,654	0.9%	$30,742	1.0%
GSE residential certificates	439	0.0%	442	0.0%
Non GSE commercial certificates	10,307	0.3%	10,333	0.3%
Non GSE residential certificates	30,419	0.9%	10,796	0.4%

Other debt:
ABS	75,800	2.3%	75,800	2.6%
PACE	723,646	21.5%	627,394	21.2%
Municipal	71,982	2.1%	84,962	2.9%
Other	3,100	0.1%	3,100	0.1%
Total held to maturity	946,347	28.1%	843,569	28.5%

Total securities	$3,367,411	100.0%	$2,956,979	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of March 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	0.0%	$3,504	2.6%
GSE residential CMOs	—	0.0%	—	0.0%	41,343	1.6%	455,523	1.6%
GSE commercial certificates & CMO	552	1.8%	16,834	2.5%	278,988	1.4%	97,946	2.3%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	150,209	2.3%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	135,652	1.9%

Other debt:
U.S. Treasury	—	0.0%	198	1.3%	—	0.0%	—	0.0%
ABS	—	0.0%	23,826	2.1%	345,522	2.3%	782,832	2.2%
Trust preferred	—	0.0%	7,989	1.6%	6,643	1.6%	—	0.0%
Corporate	—	0.0%	42,994	4.1%	84,017	3.6%	—	0.0%

Held to maturity:
Mortgage-related:
GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	30,654	1.9%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	439	3.8%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	10,307	2.0%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	30,419	3.0%

Other debt:
ABS	—	0.0%	—	0.0%	—	0.0%	75,800	2.5%
PACE	—	0.0%	—	0.0%	—	0.0%	723,646	4.1%
Municipal	—	0.0%	—	0.0%	—	0.0%	71,982	2.3%
Other	3,100	3.3%	—	0.0%	—	0.0%	—	0.0%

Total securities	$3,652	3.1%	$91,841	3.1%	$756,513	2.1%	$2,568,913	2.7%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings as of March 31, 2022:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$681,307	56%	3.5	100%	100%	0%	0%	0%	0%	100%
Consumer	221,067	18%	4.3	0%	22%	26%	49%	3%	0%	100%
Mortgage	208,345	17%	2.9	100%	100%	0%	0%	0%	0%	100%
Student	99,535	9%	4.3	67%	100%	0%	0%	0%	0%	100%
Total Securities:	$1,210,254	100%	3.6	79%	85%	5%	9%	1%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $3.4 billion as of March 31, 2022 compared to $3.3 billion as of December 31, 2021. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the first quarter of 2022, we purchased $3.0 million of commercial solar loans, $28.4 million of residential loans, $20.0 million of home improvement loans, $90.7 million of consumer solar loans and $20.0 million of commercial loans that are unconditionally guaranteed by the United States government.
The following table sets forth the composition of our loan portfolio, as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022		December 31, 2021
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$724,177	20.9%	$729,385	22.0%
Multifamily	813,702	23.5%	821,801	24.8%
Commercial real estate	354,174	10.2%	369,429	11.2%
Construction and land development	40,242	1.2%	31,539	1.0%
Total commercial portfolio	1,932,295	55.8%	1,952,154	59.0%

Retail portfolio:
Residential real estate lending	1,143,175	33.0%	1,063,682	32.2%
Consumer and other	389,452	11.2%	291,818	8.8%
Total retail	1,532,627	44.2%	1,355,500	41.0%
Total loans held for investment	3,464,922	100.0%	3,307,654	100.0%

Net deferred loan origination costs (fees)	5,252		4,570
Allowance for loan losses	(37,542)		(35,866)
Total loans, net	$3,432,632		$3,276,358

Commercial loan portfolio
Our commercial loan portfolio comprised 55.8% of our total loan portfolio at March 31, 2022 and 59.0% of our total loan portfolio at December 31, 2021. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at March 31, 2022 by exposure was $4.1 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $724.2 million at March 31, 2022, which comprised 20.9% of our total loan portfolio. During the three months ended March 31, 2022, the C&I loan portfolio decreased by 0.7% from $729.4 million at December 31, 2021.
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
Our multifamily loans totaled $813.7 million at March 31, 2022, which comprised 23.5% of our total loan portfolio. During the three months ended March 31, 2022, the multifamily loan portfolio decreased by 1.0% from $821.8 million at December 31, 2021.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 21 borrowers financing owner‑occupied buildings which account for an aggregate total of $43.6 million in loans as of March 31, 2022.

Our CRE loans totaled $354.2 million at March 31, 2022, which comprised 10.2% of our total loan portfolio. During the three months ended March 31, 2022, the CRE loan portfolio decreased by 4.1% from $369.4 million at December 31, 2021.

Retail loan portfolio
Our retail loan portfolio comprised 44.2% of our total loan portfolio at March 31, 2022 and 41.0% of our loan portfolio at December 31, 2021. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of March 31, 2022, 82% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 14% were purchased from two third parties on or after July 2014, and 4% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.14 billion at March 31, 2022, which comprised 74.6% of our retail loan portfolio and 33.0% of our total loan portfolio. In March 31, 2022, our residential real estate lending loans increased by 7.5% from $1.06 billion at December 31, 2021.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $389.5 million at March 31, 2022, which comprised 11.2% of our total loan portfolio, compared to $291.8 million, or 8.8% of our total loan portfolio, at December 31, 2021.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at March 31, 2022 and December 31, 2021:

(In thousands)	One year or less	After one but within five years	After 5 years	Total
March 31, 2022:
Commercial Portfolio:
Commercial and industrial	$96,385	$222,414	$405,378	$724,177
Multifamily	102,822	433,636	277,244	813,702
Commercial real estate	93,140	208,188	52,846	354,174
Construction and land development	29,873	10,369	—	40,242

Retail Portfolio:
Residential real estate lending	397	1,897	1,140,881	1,143,175
Consumer and other	893	1,050	387,509	389,452
Total Loans	$323,510	$877,554	$2,263,858	$3,464,922

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$692,877	$1,682,778	$2,375,655
Floating or adjustable interest rates	184,677	581,080	765,757
Total Loans	$877,554	$2,263,858	$3,141,412

(In thousands)	One year or less	After one but within five years	After 5 years	Total
December 31, 2021:
Commercial Portfolio:
Commercial and industrial	$89,499	$241,432	$398,454	$729,385
Multifamily	147,340	429,126	245,335	821,801
Commercial real estate	88,506	222,843	58,080	369,429
Construction and land development	29,264	2,275	—	31,539

Retail Portfolio:
Residential real estate lending	399	1,836	1,061,447	1,063,682
Consumer and other	1,327	1,151	289,340	291,818
Total Loans	$356,335	$898,663	$2,052,656	$3,307,654

(In thousands)	After one but within five years	After 5 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$709,569	$1,456,484	$2,166,053
Floating or adjustable interest rates	189,094	596,172	785,266
Total Loans	$898,663	$2,052,656	$2,951,319

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
Impaired loans are individually identified and evaluated for impairment based on a combination of internally assigned risk ratings and a defined dollar threshold. If a loan is impaired, a specific reserve is applied to the loan so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria for individual evaluation are evaluated in homogeneous pools of loans with similar risk characteristics. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of March 31, 2022, the remaining mark is $1.1 million. In addition, the allowance includes $1.1 million on-balance-sheet and $31 thousand off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition.

The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2022	2021

Balance at beginning of period	$35,866	$41,589
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	—
Multifamily	416	1,908
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	39	141
Consumer and other	868	340
Total loan charge-offs	1,323	2,389
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	6	204
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	1	1
Retail portfolio:
Residential real estate lending	651	495
Consumer and other	48	23
Total loan recoveries	706	723
Net (recoveries) charge-offs	617	1,666
Provision for (recovery of) loan losses	2,293	(3,261)
Balance at end of period	$37,542	$36,662

The allowance increased $1.6 million to $37.5 million at March 31, 2022 from $35.9 million at December 31, 2021. The increase was primarily due to an increase in loan balances. At March 31, 2022, we had $58.2 million of impaired loans for which a specific allowance of $4.6 million was made, compared to $53.2 million of impaired loans at December 31, 2021 for which a specific allowance of $5.1 million was made. The ratio of allowance to total loans was 1.08% for March 31, 2022 and 1.08% for December 31, 2021.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At March 31, 2022		At December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$12,169	20.9%	$10,652	22.0%
Multifamily	4,232	23.5%	4,760	24.8%
Commercial real estate	6,840	10.2%	7,273	11.2%
Construction and land development	654	1.2%	405	1.0%
Total commercial portfolio	$23,895	55.8%	$23,090	59.0%

Retail Portfolio:
Residential real estate lending	9,336	33.0%	9,008	32.2%
Consumer and other	4,311	11.2%	3,768	8.8%
Total retail portfolio	$13,647	44.2%	$12,776	41.0%

Total allowance for loan losses	$37,542		$35,866

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
As a result of the COVID-19 pandemic, we have experienced a significant increase in the number of requests for temporary loan modifications. As of March 31, 2022, we had no COVID-19 related loan payment deferrals remaining. We have granted these borrowers short-term concessions of three to six months in the form of payment deferrals. According to the interagency guidance and the CARES Act, loans modified during the COVID-19 pandemic are not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral is temporary in nature and the loans are expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets as of March 31, 2022 and December 31, 2021:

(In thousands)	March 31, 2022	December 31, 2021
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	2,490	1,000
Nonaccrual loans excluding held for sale loans and restructured loans	10,835	14,722
Troubled debt restructured loans - nonaccrual	18,107	13,497
Troubled debt restructured loans - accruing	29,259	24,997
Other real estate owned	307	307
Impaired securities	59	63
Total nonperforming assets	$61,057	$54,586

Nonaccrual loans:
Commercial and industrial	$8,099	$8,313
Multifamily	3,537	2,907
Commercial real estate	3,988	4,054
Construction and land development	5,053	—
Total commercial portfolio	20,677	15,274

Residential real estate lending	7,404	12,525
Consumer and other	861	420
Total retail portfolio	8,265	12,945
Total nonaccrual loans	$28,942	$28,219

Nonperforming assets to total assets	0.80%	0.77%
Nonaccrual assets to total assets	0.41%	0.42%
Nonaccrual loans to total loans	0.84%	0.85%
Allowance for loan losses to nonaccrual loans	129.71%	127.10%
Allowance for loan losses to total loans	1.08%	1.08%
Annualized net charge-offs (recoveries) to average loans	0.08%	0.44%

Nonperforming assets totaled $61.1 million, or 0.80% of period-end total assets at March 31, 2022, a increase of $6.5 million, compared with $54.6 million, or 0.77% of period-end total assets at December 31, 2021. The increase in non-performing assets at March 31, 2022 compared to December 31, 2021 was primarily driven by a multi-loan new troubled debt restructuring totaling $10.5 million from the same borrower relationship, offset by a $5.1 million decrease in residential nonaccrual loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $164.6 million, or 2.1% of total assets, at March 31, 2022, as follows: $136.5 million are commercial loans currently in workout that management expects will be rehabilitated; $58.2 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $4.8 million are residential 1-4 family or retail loans, with $3.3 million at 30 days delinquent, and $1.5 million at 60 days delinquent.
Resell Agreements
As of March 31, 2022, we have entered into $180.2 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.39%. As of December 31, 2021, we have entered into $229.0 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.21%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $46.1 million at March 31, 2022 and $26.7 million at December 31, 2021. As of March 31, 2022, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.0 billion at March 31, 2022, compared to $6.4 billion at December 31, 2021. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of March 31, 2022 and December 31, 2021, we had approximately $1.1 billion and $989.6 million, respectively, in political deposits which are primarily in demand deposits.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at March 31, 2022 are summarized as follows:

Maturities as of March 31, 2022
(In thousands)
Within three months	$45,823
After three but within six months	46,023
After six months but within twelve months	26,706
After twelve months	10,337
$128,889
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of March 31, 2022 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.
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

Change in Market Interest Rates as of March 31, 2022	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-3.9%	(53,232)	19.9%	48,743
+300 basis points	1.6%	21,971	19.3%	47,213
+200 basis points	4.8%	64,207	15.9%	38,806
+100 basis points	4.4%	59,422	8.7%	21,260
-100 basis points	-10.7%	(143,837)	-10.0%	(24,359)
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
At March 31, 2022, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $374.0 million, or 4.9% of total assets, compared to $330.5 million, or 4.7% of total assets at December 31, 2021. Our available for sale securities at March 31, 2022 were $2.4 billion, or 31.6% of total assets, compared to $2.1 billion, or 29.9% of total assets at December 31, 2021. Investment securities with an aggregate fair value of $86.5 million at March 31, 2022 were pledged to secure public deposits and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2022, we had no advances from the FHLB and a remaining credit availability of $1.5 billion. In addition, we maintain borrowing capacity of approximately $69.6 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources

Total stockholders’ equity at March 31, 2022 was $526.8 million, compared to $563.9 million at December 31, 2021, a decrease of $37.1 million. The decrease was primarily driven by a $46.3 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and a $2.5 million decrease in additional paid-in capital, which was primarily driven by $2.9 million of common stock that was purchased as part of our share repurchase program in the first quarter of 2022. Also attributing to this decrease was $2.5 million of dividends paid. This decrease was partially offset by $14.2 million of net income.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
March 31, 2022
Consolidated:
Total capital to risk weighted assets	$666,792	15.16%	$351,897	8.00%	$439,872	10.00%
Tier 1 capital to risk weighted assets	543,636	12.36%	263,923	6.00%	351,897	8.00%
Tier 1 capital to average assets	543,636	7.34%	296,260	4.00%	370,325	5.00%
Common equity tier 1 to risk weighted assets	543,636	12.36%	197,942	4.50%	285,917	6.50%
Bank:
Total capital to risk weighted assets	$630,290	14.33%	$351,885	8.00%	$439,856	10.00%
Tier I capital to risk weighted assets	591,004	13.44%	263,914	6.00%	351,885	8.00%
Tier I capital to average assets	591,004	8.03%	294,518	4.00%	368,147	5.00%
Common equity tier 1 to risk weighted assets	591,004	13.44%	197,935	4.50%	285,907	6.50%

December 31, 2021
Consolidated:
Total capital to risk weighted assets	$656,719	15.95%	$329,471	8.00%	$411,839	10.00%
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%	329,471	8.00%
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%	350,567	5.00%
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%	267,695	6.50%
Bank:
Total capital to risk weighted assets	$613,030	14.89%	329,376	8.00%	411,720	10.00%
Tier 1 capital to risk weighted assets	575,692	13.98%	247,032	6.00%	329,376	8.00%
Tier 1 capital to average assets	575,692	8.21%	280,433	4.00%	205,860	5.00%
Common equity tier 1 to risk weighted assets	575,692	13.98%	185,274	4.50%	267,618	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.

As of March 31, 2022, the Company and the Bank were categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of March 31, 2022 and December 31, 2021:

March 31, 2022
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$83,870	$—	$—	$—	$83,870
Operating Leases	51,415	8,115	22,595	19,750	955
Purchase Obligations	30,169	4,612	9,224	7,883	8,450
Certificates of Deposit	199,120	152,279	40,769	6,004	68
Total	$364,574	$165,006	$72,588	$33,637	$93,343

December 31, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$83,831	$—	$—	$—	$83,831
Operating Leases	51,824	10,955	21,420	18,923	526
Purchase Obligations	31,322	4,612	9,224	8,386	9,100
Certificates of Deposit	207,152	182,654	18,784	5,714	—
Total	$374,129	$198,221	$49,428	$33,023	$93,457

Investment Obligations
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in the Company's held-to-maturity investment portfolio. As of March 31, 2022, we had purchased $344.1 million of these obligations and had an estimated remaining commitment of $132.6 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, will be funded by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk as of March 31, 2022 from that presented in the 2021 Annual Report. Our interest rate sensitivity position at March 31, 2022 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of March 31, 2022. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 11, 2022, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

We are providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The recently terminated Merger Agreement with AIC and ABOC could have a material adverse effect on our business, results of operations and financial condition.
On September  22, 2021, we entered into a definitive agreement to acquire AIC and ABOC. We originally targeted completion of the merger by the end of 2021, however the target date for completion was delayed due to our inability to obtain regulatory approval. On March 15, 2022, the Company received a letter from AIC in which AIC declared the Merger Agreement terminated. We believe that our inability to obtain regulatory approval resulting in termination of the Merger Agreement may materially and adversely affect our business, results of operations and financial condition, due to the following:
•we may become subject to litigation related to the terminated Merger Agreement or to proceedings commenced against us in relation to the Merger Agreement, which could cause us to incur substantial costs and may materially distract our management;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended March 31, 2022 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
January 1 through January 31, 2022	—	—	—	7,499,476
February 1 through February 29, 2022	34,016	$16.87	34,016	40,000,000
March 1 through March 31, 2022	140,576	17.33	136,556	37,634,150
Total	167,572	$17.26	163,552

(1) Includes shares withheld by the Company to pay the taxes associated with the vesting of stock options. There were 4,020 shares withheld for taxes during the quarter.

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $2.9 million of common stock was purchased during the first quarter of 2022.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated September 21, 2021, by and among Amalgamated Financial Corp., Amalgamated Merger Subsidiary, Inc., and Amalgamated Investments Company (incorporated by reference to Exhibit 2.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

2.2
Termination of a Material Definitive Agreement with Amalgamated Investments Company (“AIC”), the holding company for Amalgamated Bank of Chicago (the “Merger Agreement”) (incorporated by reference to Exhibit 3.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 21, 2022).

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the quarters ended March 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended March 31, 2022, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

May 6, 2022	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2022	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

May 6, 2022	By:	/s/ Frank DeMaria
Frank DeMaria
Chief Accounting Officer
(Principal Accounting Officer)