Form 10-Q
period 2022-06-30
Amalgamated Financial Corp.
filed 2022-08-05
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of August 5, 2022, the registrant had 30,688,522 shares of common stock outstanding at $0.01 par value per share.

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
•the continuing impact of COVID-19 and its variants, on our business, including the impact of the actions taken by governmental authorities to address the impact of the virus on the United States economy and the resulting effect on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
•the composition of our loan portfolio, including any concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which we operate;
•general economic conditions may be less favorable than expected, including a potential economic recession in the United States as a result of inflation, which could result in, among other things, fluctuations in the values of our assets and liabilities and off-balance sheet exposures, a deterioration in credit quality, a reduction in demand for credit, and a decline in real estate values;
ii

•the general decline in the real estate and lending markets, particularly in our market areas, including the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
•interest rate volatility resulting in fluctuating net interest margins and/or the volumes or values of the loans made or held as well as the value of other financial assets;
•any unanticipated or greater than anticipated adverse conditions (including the possibility of earthquakes, wildfires, and other natural disasters) affecting the markets in which we operate;
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
•the outcome of any legal proceedings that may be instituted against us in connection with the termination of the Merger Agreement with Amalgamated Investments Company (“AIC”) and Amalgamated Bank of Chicago (“ABOC ”);
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

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Cash and due from banks	$6,075	$8,622
Interest-bearing deposits in banks	326,463	321,863
Total cash and cash equivalents	332,538	330,485
Securities:
Available for sale, at fair value (amortized cost of $2,193,657 and 2,103,049, respectively)	2,105,547	2,113,410
Held-to-maturity (fair value of $1,317,058 and $849,704, respectively)	1,375,666	843,569
Loans held for sale	5,657	3,279
Loans receivable, net of deferred loan origination costs (fees)	3,648,404	3,312,224
Allowance for loan losses	(39,477)	(35,866)
Loans receivable, net	3,608,927	3,276,358

Resell agreements	225,926	229,018
Accrued interest and dividends receivable	31,001	28,820
Premises and equipment, net	10,870	11,735
Bank-owned life insurance	106,163	107,266
Right-of-use lease asset	31,728	33,115
Deferred tax asset	56,194	26,719
Goodwill	12,936	12,936
Other intangible assets	3,628	4,151
Equity investments	6,271	6,856
Other assets	30,205	50,159
Total assets	$7,943,257	$7,077,876
Liabilities
Deposits	$7,291,167	$6,356,255
Subordinated debt	83,899	83,831
Operating leases	45,605	48,160
Other liabilities	24,545	25,755
Total liabilities	7,445,216	6,514,001

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,684,246 and 31,130,143 shares issued and outstanding, respectively)	307	311
Additional paid-in capital	286,901	297,975
Retained earnings	288,868	260,047
Accumulated other comprehensive income (loss), net of income taxes	(78,168)	5,409
Total Amalgamated Financial Corp. stockholders' equity	497,908	563,742
Noncontrolling interests	133	133
Total stockholders' equity	498,041	563,875
Total liabilities and stockholders’ equity	$7,943,257	$7,077,876

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans	$33,766	$30,156	$64,893	$61,265
Securities	24,307	13,094	43,422	25,264
Federal Home Loan Bank of New York stock	45	41	85	89
Interest-bearing deposits in banks	551	131	730	221
Total interest and dividend income	58,669	43,422	109,130	86,839
INTEREST EXPENSE
Deposits	1,481	1,431	2,883	3,003
Borrowed funds	690	—	1,381	—
Total interest expense	2,171	1,431	4,264	3,003
NET INTEREST INCOME	56,498	41,991	104,866	83,836
Provision for (recovery of) loan losses	2,912	1,682	5,205	(1,579)
Net interest income after provision for loan losses	53,586	40,309	99,661	85,415
NON-INTEREST INCOME
Trust Department fees	3,479	3,292	6,970	7,118
Service charges on deposit accounts	2,826	2,296	5,273	4,475
Bank-owned life insurance	1,283	531	2,097	1,319
Gain (loss) on sale of securities	(582)	321	(420)	342
Gain (loss) on sale of loans, net	492	720	335	1,426
Gain (loss) on other real estate owned, net	—	(407)	—	(407)
Equity method investments	(638)	(1,555)	(206)	(5,237)
Other	386	129	619	290
Total non-interest income	7,246	5,327	14,668	9,326
NON-INTEREST EXPENSE
Compensation and employee benefits	18,046	16,964	35,715	35,003
Occupancy and depreciation	3,457	3,352	6,897	6,853
Professional fees	2,745	3,211	5,560	6,871
Data processing	4,327	3,322	9,511	6,327
Office maintenance and depreciation	784	820	1,509	1,475
Amortization of intangible assets	261	302	523	604
Advertising and promotion	761	628	1,615	1,225
Other	3,965	2,796	7,413	5,831
Total non-interest expense	34,346	31,395	68,743	64,189
Income before income taxes	26,486	14,241	45,586	30,552
Income tax expense (benefit)	6,873	3,833	11,808	7,955
Net income	$19,613	$10,408	$33,778	$22,597
Earnings per common share - basic	$0.64	$0.33	$1.09	$0.73
Earnings per common share - diluted	$0.63	$0.33	$1.08	$0.72

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$19,613	$10,408	$33,778	$22,597
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	59	92	118	(265)
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	(52,334)	4,055	(116,038)	(1,381)
Reclassification adjustment for losses (gains) realized in income	582	(321)	417	(339)
Accretion of net unrealized loss on securities transferred to held to maturity	209	—	209	—
Net unrealized gains (losses) on securities	(51,543)	3,734	(115,412)	(1,720)
Other comprehensive income (loss), before tax	(51,484)	3,826	(115,294)	(1,985)
Income tax benefit (expense)	14,162	(922)	31,717	524
Total other comprehensive income (loss), net of taxes	(37,322)	2,904	(83,577)	(1,461)
Total comprehensive income (loss), net of taxes	$(17,709)	$13,312	$(49,799)	$21,136

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2022	$310	$295,443	$271,722	$(40,846)	$526,629	$133	$526,762
Net income	—	—	19,613	—	19,613	—	19,613
Common stock issued	—	296	—	—	296	—	296
Dividends, $0.08 per share	—	—	(2,467)	—	(2,467)	—	(2,467)
Repurchase of common stock	(5)	(8,787)	—	—	(8,792)	—	(8,792)
Exercise of stock options, net of repurchases	2	(734)	—	—	(732)	—	(732)
Restricted stock unit vesting, net of repurchases	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	685	—	—	685	—	685
Other comprehensive income (loss), net of taxes	—	—	—	(37,322)	(37,322)	—	(37,322)
Balance at June 30, 2022	$307	$286,901	$288,868	$(78,168)	$497,908	$133	$498,041

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$311	$297,975	$260,047	$5,409	$563,742	$133	$563,875
Net income	—	—	33,778	—	33,778	—	33,778
Common stock issued	—	348	—	—	348	—	348
Dividends, $0.16 per share	—	—	(4,957)	—	(4,957)	—	(4,957)
Repurchase of common stock	(6)	(11,727)	—	—	(11,733)	—	(11,733)
Exercise of stock options, net of repurchases	2	(1,039)	—	—	(1,037)	—	(1,037)
Restricted stock unit vesting, net of repurchases	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	1,346	—	—	1,346	—	1,346
Other comprehensive income (loss), net of taxes	—	—	—	(83,577)	(83,577)	—	(83,577)
Balance at June 30, 2022	$307	$286,901	$288,868	$(78,168)	$497,908	$133	$498,041

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2021	$312	$300,079	$226,887	$12,811	$540,089	$133	$540,222
Net income	—	—	10,408	—	10,408	—	10,408
Dividends, $0.08 per share	—	—	(2,526)	—	(2,526)	—	(2,526)
Repurchase of shares	(1)	(2,499)	—	—	(2,500)	—	(2,500)
Exercise of stock options, net of repurchases	—	(463)	—	—	(463)	—	(463)
Stock-based compensation expense	—	166	—	—	166	—	166
Other comprehensive income (loss), net of taxes	—	—	—	2,904	2,904	—	2,904
Balance at June 30, 2021	$311	$297,283	$234,769	$15,715	$548,078	$133	$548,211

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	22,597	—	22,597	—	22,597
Dividends, $0.16 per share	—	—	(5,041)	—	(5,041)	—	(5,041)
Repurchase of shares	(1)	(2,919)	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	2	(1,451)	—	—	(1,449)	—	(1,449)
Restricted stock unit vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	754	—	—	754	—	754
Other comprehensive income (loss), net of taxes	—	—	—	(1,461)	(1,461)	—	(1,461)
Balance at June 30, 2021	$311	$297,283	$234,769	$15,715	$548,078	$133	$548,211

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,778	$22,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,790	1,825
Amortization of intangible assets	523	604
Deferred income tax expense (benefit)	2,242	4,089
Provision for (recovery of) loan losses	5,205	(1,579)
Stock-based compensation expense	1,346	754
Net amortization (accretion) on loan fees, costs, premiums, and discounts	1,025	1,198
Net amortization on securities	2,537	1,779
OTTI loss (gain) recognized in earnings	(3)	3
Net loss (income) from equity method investments	206	5,237
Net loss (gain) on sale of securities available for sale	420	(342)
Net loss (gain) on sale of loans	(335)	(1,426)
Net loss (gain) on sale of other real estate owned	—	407
Net (gain) on redemption of bank-owned life insurance	(1,094)	(266)
Proceeds from sales of loans held for sale	10,919	81,870
Originations of loans held for sale	(4,831)	(77,526)
Decrease (increase) in cash surrender value of bank-owned life insurance	(1,003)	(1,053)
Decrease (increase) in accrued interest and dividends receivable	(2,181)	1,322
Decrease (increase) in other assets (1)	21,128	(720)
Increase (decrease) in accrued expenses and other liabilities (2)	(3,579)	(14,057)
Net cash provided by operating activities	68,093	24,716
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	(346,930)	310,268
Purchase of securities available for sale	(623,371)	(563,204)
Purchase of securities held to maturity	(358,776)	(176,669)
Proceeds from sales of securities available for sale	35,951	62,883
Maturities, principal payments and redemptions of securities available for sale	224,026	228,905
Maturities, principal payments and redemptions of securities held to maturity	79,570	44,604
Decrease (increase) in resell agreements	3,092	13,128
Decrease (increase) in equity method investments	379	427
Decrease (increase) of FHLBNY stock, net	213	214
Purchases of premises and equipment	(925)	(1,724)
Proceeds from redemption of bank-owned life insurance	3,200	1,010
Proceeds from sale of other real estate owned	—	2,275
Net cash (used in) provided by investing activities	(983,571)	(77,883)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	934,912	571,281
Issuance of common stock	348	—
Repurchase of shares	(11,733)	(2,920)
Dividends paid	(4,957)	(4,979)

Exercise of stock options, net of repurchases	(1,037)	(1,449)
Restricted stock unit vesting, net of repurchases	(2)	(90)
Net cash provided by financing activities	917,531	561,843
Increase (decrease) in cash, cash equivalents, and restricted cash	2,053	508,676
Cash, cash equivalents, and restricted cash at beginning of year	330,485	38,769
Cash, cash equivalents, and restricted cash at end period	$332,538	$547,445
Supplemental disclosures of cash flow information:
Interest paid during the period	$4,278	$3,113
Income taxes paid during the period	602	2,285
Supplemental non-cash investing activities:
Loans transferred to held-for-sale	8,140	—
Loans transferred to other real estate owned	—	2,682
Purchase (sale) of securities available for sale, net not settled	—	27,000
Securities available-for-sale transferred to held-to-maturity	260,112	—

(1) Includes $1.4 million and $1.0 million of right of use asset amortization for the respective periods
(2) Includes $1.8 million and $0.7 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
1.    BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Accounting and Changes in Significant Accounting Policies
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.
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
June 30, 2022 and 2021 and December 31, 2021
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$51	$52	$102	$106
Change in obligation for other benefits	8	40	16	(371)
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	59	92	118	(265)
Income tax effect	(16)	98	(32)	55
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	43	190	86	(210)
Unrealized holding gains (losses) on available for sale securities	(52,334)	$4,055	(116,038)	$(1,381)
Reclassification adjustment for losses (gains) realized in income	582	(321)	417	(339)
Change in unrealized gains (losses) on available for sale securities	(51,752)	3,734	(115,621)	(1,720)
Accretion of net unrealized loss on securities transferred to held to maturity	209	—	209	—
Income tax effect	14,178	(1,020)	31,749	469
Net change in unrealized gains (losses) on securities	(37,365)	2,714	(83,663)	(1,251)

Total	$(37,322)	$2,904	$(83,577)	$(1,461)

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Income
	2022	2021	2022	2021
(In thousands)
Realized gains (losses) on sale of available for sale securities	$(582)	$321	$(420)	$342	Gain (loss) on sale of securities
Recognized gains (losses) on OTTI securities	—	—	3	(3)	Non-Interest Income - other
Accretion of net unrealized loss on securities transferred to held to maturity	209	—	209	—	Interest and dividend income - securities
Income tax expense (benefit)	(100)	88	(54)	93	Income tax expense (benefit)
Total reclassifications, net of income tax	$(273)	$233	$(154)	$246

Prior service credit on pension plans and other postretirement benefits	$7	$7	$14	$14	Compensation and employee benefits
Income tax expense (benefit)	(2)	(2)	(4)	(4)	Income tax expense (benefit)
Total reclassifications, net of income tax	$5	$5	$10	$10

Total reclassifications, net of income tax	$(268)	$238	$(144)	$256

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of June 30, 2022 are as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available for sale:
Mortgage-related:
GSE residential certificates	$3,260	$—	$(123)	$3,137
GSE residential CMOs	498,508	477	(22,748)	476,237
GSE commercial certificates & CMO	314,249	145	(4,360)	310,034
Non-GSE residential certificates	130,690	—	(10,548)	120,142
Non-GSE commercial certificates	115,068	—	(7,228)	107,840
	1,061,775	622	(45,007)	1,017,390
Other debt:
U.S. Treasury	199	—	(5)	194
ABS	958,114	23	(31,184)	926,953
Trust preferred	14,634	—	(1,133)	13,501
Corporate	158,935	—	(11,426)	147,509
	1,131,882	23	(43,748)	1,088,157

Total available for sale	$2,193,657	$645	$(88,755)	$2,105,547

Held to maturity:
Mortgage-related:
GSE CMOs	$73,842	$29	$(89)	$73,782
GSE commercial certificates	80,742	141	(5,445)	75,438
GSE residential certificates	435	—	(7)	428
Non GSE commercial certificates	32,601	—	(1,784)	30,817
Non GSE residential certificates	52,892	—	(2,824)	50,068
	240,512	170	(10,149)	230,533
Other debt:
ABS	294,596	73	(6,786)	287,883
Commercial PACE	212,180	—	(8,528)	203,652
Residential PACE	529,966	—	(21,414)	508,552
Municipal	96,412	233	(12,201)	84,444
Other	2,000	—	(6)	1,994
	1,135,154	306	(48,935)	1,086,525

Total held to maturity	$1,375,666	$476	$(59,084)	$1,317,058

As of June 30, 2022, available for sale securities with a fair value of $830.6 million were pledged with $319.7 million held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
(“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.
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
The Company reassessed the classification of certain investments during the three months ended June 30, 2022 and transferred securities with a book value of $277.3 million from available-for-sale to held-to-maturity. The transfer occurred at a fair value totaling $260.1 million. The related unrealized losses of $17.1 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2021.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of June 30, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$—	$—	$2,000	$1,994
Due after one year through five years	104,445	97,688	9,410	9,283
Due after five years through ten years	456,022	443,596	6,997	6,952
Due after ten years	571,415	546,873	1,116,747	1,068,296
	$1,131,882	$1,088,157	$1,135,154	$1,086,525

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Three Months Ended,		Six Months Ended,
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(In thousands)
Proceeds	$35,789	$48,345	$35,951	$62,883

Realized gains	$—	$490	$162	$562
Realized losses	(582)	(169)	(582)	(220)
Net realized gains (losses)	$(582)	$321	$(420)	$342

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

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of June 30, 2022 and December 31, 2021, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	June 30, 2022
	Less Than Twelve Months		Twelve Months or Longer			Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential certificates	$3,137	$(123)	$—		$—	$3,137	$(123)
GSE residential CMOs	288,774	(12,940)	113,695		(9,808)	402,469	(22,748)
GSE commercial certificates & CMO	96,499	(2,981)	86,999		(1,379)	183,498	(4,360)
Non-GSE residential certificates	94,796	(7,471)	25,346		(3,077)	120,142	(10,548)
Non-GSE commercial certificates	92,746	(6,259)	15,017		(969)	107,763	(7,228)
Other debt:
US Treasury	194	(5)	—		—	194	(5)
ABS	771,008	(23,367)	148,131		(7,817)	919,139	(31,184)
Trust preferred	—	—	13,501		(1,133)	13,501	(1,133)
Corporate	137,539	(10,396)	9,970		(1,030)	147,509	(11,426)
Total available for sale	$1,484,693	$(63,542)	$412,659		$(25,213)	$1,897,352	$(88,755)

Held to maturity:
Mortgage-related:
GSE CMOs	$52,217	$(89)	$—		$—	$52,217	$(89)
GSE commercial certificates	30,340	(3,124)	17,688	—	(2,321)	48,028	(5,445)
GSE residential certificates	428	(7)	—		—	428	(7)
Non GSE commercial certificates	11,489	(181)	19,166	—	(1,603)	30,655	(1,784)
Non GSE residential certificates	50,068	(2,824)	—		—	50,068	(2,824)
Other debt:
ABS	257,471	(6,398)	15,523		(388)	272,994	(6,786)
Commercial PACE	203,652	(8,528)	—		—	203,652	(8,528)
Residential PACE	508,552	(21,414)	—		—	508,552	(21,414)
Municipal	57,602	(8,397)	11,024		(3,804)	68,626	(12,201)
Other	1,994	(6)	—		—	1,994	(6)
Total held to maturity	$1,173,813	$(50,968)	$63,401		$(8,116)	$1,237,214	$(59,084)

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$222,825	$(2,385)	$—	$—	$222,825	$(2,385)
GSE commercial certificates & CMO	28,695	(271)	159,681	(494)	188,376	(765)
Non-GSE residential certificates	55,284	(646)	—	—	55,284	(646)
Non-GSE commercial certificates	42,530	(247)	23,124	(369)	65,654	(616)
Other debt:
ABS	374,241	(1,903)	71,746	(321)	445,987	(2,224)
Trust preferred	—	—	14,147	(484)	14,147	(484)
Corporate	48,743	(273)	—	—	48,743	(273)
Total available for sale	$772,318	$(5,725)	$268,698	$(1,668)	$1,041,016	$(7,393)

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,253	$(489)	$—	$—	$30,253	$(489)
Non GSE commercial certificates	9,857	(288)	—	—	9,857	(288)
Other debt:
ABS	26,951	(50)	—	—	26,951	(50)
Municipal	38,468	(852)	3,876	(204)	42,344	(1,056)
Total held to maturity	$105,529	$(1,679)	$3,876	$(204)	$109,405	$(1,883)
The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase. Management considers that the temporary impairment of the Company’s investments in trust preferred securities (“TruPs”) as of June 30, 2022 is primarily due to a widening of credit spreads since the time these investments were acquired, as well as market uncertainty for this class of investments. All of the TruPs were rated investment grade by not less than three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.

As of June 30, 2022, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $2.5 billion with an unrealized loss of $124.1 million. With the exception of PACE securities, which are generally not rated, these securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE bonds that we have invested in and are not aware of any significant losses in the sector given the low LTV position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of June 30, 2022 is primarily due to an increase in interest rates since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of June 30, 2022, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2022. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
During the three months ended June 30, 2022 and June 30, 2021, the Company recaptured no OTTI. For the six months ended

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
June 30, 2022, the Company recorded $3.1 thousand OTTI, compared to a $2.7 thousand recapture of OTTI for the same period in 2021.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of June 30, 2022; however, it is possible that the Company may recognize OTTI in future periods.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	June 30, 2022	December 31, 2021
(In thousands)
Commercial and industrial	$743,403	$729,385
Multifamily	853,514	821,801
Commercial real estate	340,987	369,429
Construction and land development	43,212	31,539
Total commercial portfolio	1,981,116	1,952,154
Residential real estate lending	1,236,088	1,063,682
Consumer and other	426,394	291,818
Total retail portfolio	1,662,482	1,355,500
Total loans receivable	3,643,598	3,307,654
Net deferred loan origination costs (fees)	4,806	4,570
Total loans receivable, net of deferred loan origination costs (fees)	3,648,404	3,312,224
Allowance for loan losses	(39,477)	(35,866)
Total loans receivable, net	$3,608,927	$3,276,358

The following table presents information regarding the quality of the Company’s loans as of June 30, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$—	$—	$—	$9,550	$733,853	$743,403
Multifamily	—	3,494	—	3,494	—	850,020	853,514
Commercial real estate	3,987	3,033	—	7,020	898	333,069	340,987
Construction and land development	—	5,053	—	5,053	—	38,159	43,212
Total commercial portfolio	3,987	11,580	—	15,567	10,448	1,955,101	1,981,116
Residential real estate lending	1,664	898	—	2,562	—	1,233,526	1,236,088
Consumer and other	2,656	1,471	—	4,127	—	422,267	426,394
Total retail portfolio	4,320	2,369	—	6,689	—	1,655,793	1,662,482
	$8,307	$13,949	$—	$22,256	$10,448	$3,610,894	$3,643,598

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following table presents information regarding the quality of the Company’s loans as of December 31, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$8,313	$—	$8,313	$—	$721,072	$729,385
Multifamily	13,537	2,907	—	16,444	—	805,357	821,801
Commercial real estate	21,599	4,054	—	25,653	—	343,776	369,429
Construction and land development	26,482	—	—	26,482	—	5,057	31,539
Total commercial portfolio	61,618	15,274	—	76,892	—	1,875,262	1,952,154
Residential real estate lending	4,811	12,525	—	17,336	—	1,046,346	1,063,682
Consumer and other	1,590	420	—	2,010	—	289,808	291,818
Total retail portfolio	6,401	12,945	—	19,346	—	1,336,154	1,355,500
Total	$68,019	$28,219	$—	$96,238	$—	$3,211,416	$3,307,654

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

The following table presents information regarding the Company’s TDRs as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$10,113	$7,804	$17,917	$4,052	$8,313	$12,365
Multifamily	10,483	—	10,483	—	—	—
Commercial real estate	—	3,033	3,033	—	3,166	3,166
Construction and land development	2,424	5,053	7,477	7,476	—	7,476
Residential real estate lending	12,663	398	13,061	13,469	2,018	15,487
	$35,683	$16,288	$51,971	$24,997	$13,497	$38,494

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following tables present loans that were classified as TDRs during the three and six months ended June 30, 2022 and 2021. The pre-modification balances represent the recorded investment immediately prior to the modification, and the post-modification balances represent the recorded investment as of the dates indicated.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In thousands)	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
Commercial and industrial	2	$6,435	$6,435	—	$—	$—
Construction and land development	—	—	—	1	2,779	2,779
Total loans	2	$6,435	$6,435	1	$2,779	$2,779

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In thousands)	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
Commercial and industrial	2	$6,435	$6,435	—	$—	$—
Commercial real estate	2	10,000	10,483	—	—	—
Construction and land development	—	—	—	1	2,779	2,779
Total loans	4	$16,435	$16,918	1	$2,779	$2,779

The following tables summarize the Company’s loan portfolio by credit quality indicator as of June 30, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$710,534	$7,923	$24,946	$—	$743,403
Multifamily	800,167	25,433	27,914	—	853,514
Commercial real estate	301,243	20,966	18,778	—	340,987
Construction and land development	35,736	—	7,476	—	43,212
Residential real estate lending	1,235,190	—	898	—	1,236,088
Consumer and other	424,923	—	1,471	—	426,394
Total loans	$3,507,793	$54,322	$81,483	$—	$3,643,598

The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$693,312	$10,165	$25,908	$—	$729,385
Multifamily	721,869	48,804	51,128	—	821,801
Commercial real estate	295,261	13,947	60,221	—	369,429
Construction and land development	24,063	—	7,476	—	31,539
Residential real estate lending	1,050,865	292	12,525	—	1,063,682
Consumer and other	291,398	—	420	—	291,818
Total loans	$3,076,768	$73,208	$157,678	$—	$3,307,654

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
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

The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of June 30, 2022:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$21,134	$13,977	$3,931	$7,477	$13,561	$—	$60,080
Collectively evaluated for impairment	722,269	839,537	337,056	35,735	1,222,527	426,394	3,583,518
Total loans	$743,403	$853,514	$340,987	$43,212	$1,236,088	$426,394	$3,643,598

Allowance for loan losses:
Individually evaluated for impairment	$5,309	$179	$—	$—	$590	$—	$6,078
Collectively evaluated for impairment	9,308	4,218	5,726	709	9,714	3,724	33,399
Total allowance for loan losses	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$12,785	$2,907	$4,054	$7,476	$25,994	$—	$53,216
Collectively evaluated for impairment	716,600	818,894	365,375	24,063	1,037,688	291,818	3,254,438
Total loans	$729,385	$821,801	$369,429	$31,539	$1,063,682	$291,818	$3,307,654

Allowance for loan losses:
Individually evaluated for impairment	$4,350	$—	$—	$—	$755	$—	$5,105
Collectively evaluated for impairment	6,302	4,760	7,273	405	8,253	3,768	30,761
Total allowance for loan losses	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866

The activities in the allowance by portfolio for the three months ended June 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$12,169	$4,232	$6,840	$654	$9,336	$4,311	$37,542
Provision for (recovery of) loan losses	2,442	165	(1,114)	54	1,076	289	2,912
Charge-offs	—	—	—	—	(782)	(995)	(1,777)
Recoveries	6	—	—	1	674	119	800
Ending Balance	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477

The activities in the allowance by portfolio for the three months ended June 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$8,692	$6,125	$8,464	$1,391	$10,747	$1,243	$36,662
Provision for (recovery of) loan losses	3,397	(453)	(76)	58	(1,446)	202	1,682
Charge-offs	—	—	—	—	(60)	(836)	(896)
Recoveries	3	—	—	—	544	17	564
Ending Balance	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The activities in the allowance by portfolio for the six months ended June 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	3,953	53	(1,547)	302	792	1,652	5,205
Charge-offs	—	(416)	—	—	(821)	(1,863)	(3,100)
Recoveries	12	—	—	2	1,325	167	1,506
Ending Balance	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477

The activities in the allowance by portfolio for the six months ended June 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	2,820	(2,744)	2,175	(629)	(3,383)	182	(1,579)
Charge-offs	—	(1,908)	—	—	(201)	(1,176)	(3,285)
Recoveries	207	—	—	1	1,039	40	1,287
Ending Balance	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021

The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of and for the year ended June 30, 2022 and December 31, 2021:

	June 30, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$485	$3,018	$2,689	$—
Construction and land development	7,477	7,477	7,476	—
Commercial real estate	3,931	3,960	4,997	—
	11,893	14,455	25,809	—
Loans with a related allowance:
Residential real estate lending	13,076	13,783	15,747	590
Multifamily	13,977	13,999	14,141	179
Commercial and industrial	21,134	16,905	21,834	5,309
	48,187	44,687	51,722	6,078
Total individually impaired loans:
Residential real estate lending	13,561	16,801	18,436	590
Multifamily	13,977	13,999	24,788	179
Construction and land development	7,477	7,477	7,476	—
Commercial real estate	3,931	3,960	4,997	—
Commercial and industrial	21,134	16,905	21,834	5,309
	$60,080	$59,142	$77,531	$6,078

	December 31, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$10,507	$15,666	$11,896	$—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
	22,037	28,740	24,325	—
Loans with a related allowance:
Residential real estate lending	15,487	18,120	19,306	755
Multifamily	2,907	6,241	8,024	—
Commercial and industrial	12,785	13,746	13,207	4,350
	31,179	38,107	40,537	5,105
Total individually impaired loans:
Residential real estate lending	25,994	33,786	31,202	755
Multifamily	2,907	6,241	8,024	—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
Commercial and industrial	12,785	13,746	13,207	4,350
	$53,216	$66,847	$64,862	$5,105

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021

As of June 30, 2022 and December 31, 2021, mortgage loans with an unpaid principal balance of $0.8 billion and $1.1 billion respectively, were pledged to the FHLB to secure outstanding advances and letters of credit.

There were $1.1 million in related party loans outstanding as of June 30, 2022 compared to $0.5 million related party loans for December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
5.    DEPOSITS
Deposits are summarized as follows:

	June 30, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$3,965,907	0.00%	$3,335,005	0.00%
NOW accounts	208,795	0.13%	210,844	0.08%
Money market deposit accounts	2,540,657	0.20%	2,227,953	0.12%
Savings accounts	388,185	0.15%	375,301	0.11%
Time deposits	187,623	0.30%	207,152	0.32%
	$7,291,167	0.09%	$6,356,255	0.06%

The scheduled maturities of time deposits as of June 30, 2022 are as follows:

(In thousands)
2022	$123,728
2023	50,051
2024	7,191
2025	4,646
2026	1,764
Thereafter	243
$187,623
Time deposits of $250,000 or more totaled $47.5 million as of June 30, 2022 and $43.7 million as of December 31, 2021.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $41.7 million and $56.0 million as of June 30, 2022 and December 31, 2021, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $95.9 million as of June 30, 2022 and $99.9 million as of December 31, 2021.
Included in total deposits are state and municipal deposits totaling $39.3 million and $65.5 million as of June 30, 2022 and December 31, 2021, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
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
FHLB advances are collateralized by the FHLB stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of June 30, 2022, the value of the other eligible assets had an estimated market value net of haircut totaling $1.4 billion (comprised of securities of $779.3 million and mortgage loans of $646.7 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances. There were no outstanding FHLB advances as of June 30, 2022 or December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of June 30, 2022 and June 30, 2021, we had 0.4 million and 0.1 million anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$19,613	$10,408	$33,778	$22,597
Dividends paid on preferred stock	—	—	—	—
Income attributable to common stock	$19,613	$10,408	$33,778	$22,597
Weighted average common shares outstanding, basic	30,818	31,136	30,962	31,109
Basic earnings per common share	$0.64	$0.33	$1.09	$0.73

Income attributable to common stock	$19,613	$10,408	$33,778	$22,597
Weighted average common shares outstanding, basic	30,818	31,136	30,962	31,109
Incremental shares from assumed conversion of options and RSUs	371	436	371	436
Weighted average common shares outstanding, diluted	31,189	31,572	31,332	31,545
Diluted earnings per common share	$0.63	$0.33	$1.08	$0.72

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
8.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of January 1, 2021, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of June 30, 2022 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2021	847,560	$13.19	4.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(302,260)	13.24	—
Outstanding, June 30, 2022	545,300	13.16	3.7	years	$3,609
Vested and Exercisable, June 30, 2022	545,300	$13.16	3.7	years	$3,609

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the six months ended June 30, 2022 or for the six months ended June 30, 2021.

Restricted Stock Units:

The Amalgamated Financial Corp. 2022 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 468,207 shares were available for issuance as of June 30, 2022.

During the six months ended June 30, 2022, the Company granted 153,738 restricted stock units (“RSUs”) to employees under the Equity Plan and reserved 184,179 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

Of the 153,738 RSUs granted to employees, 92,857 RSUs time-vest ratably over three years and were granted at a fair value of $17.47 per share and 60,881 RSUs were performance-based and are more fully described below:

•The Company granted 16,536 performance-based RSUs at a fair value of $17.47 per share and 14,376 performance-based RSUs at a fair value of $17.39 per share which vest subject to the achievement of the Company’s corporate goal for the three-year period from December 31, 2021 to December 31, 2024. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 46,368 shares, respectively.

•The Company granted 29,969 market-based RSUs at a fair value of $17.91 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 3, 2021 to February 2, 2024. The minimum and maximum awards that are achievable are 0 and 44,954 shares, respectively.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
A summary of the status of the Company’s employee RSUs as of June 30, 2022 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2021	401,585	$16.50
Awarded	153,738	17.47
Forfeited/Expired	(56,190)	15.83
Vested	(152,146)	16.42
Unvested, June 30, 2022	346,987	$17.07

Of the 346,987 unvested RSUs on June 30, 2022, the minimum units that will vest, solely due to a service test, are 264,933. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 460,278.

Compensation expense attributable to the employee RSUs was $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively and $0.3 million and $0.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there was $3.8 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.9 years.

During the six months ended June 30, 2022, the Company granted 30,217 RSUs to directors under the Equity Plan that vest after one year. The Company recorded an expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022, there was $0.5 million unrecognized cost related to the non-vested RSUs granted to directors.

Employee Stock Purchase Plan

On April 28, 2021, the Company's stockholders approved the Amalgamated Financial Corp. Employee Stock Purchase Plan (the "ESPP") which was implemented on March 2, 2022. The aggregate number of shares of common stock that may be purchased and issued under the ESPP will not exceed 500,000 of previously authorized shares. Under the terms of the ESPP, employees may authorize the withholding of up to 15% of their eligible compensation to purchase the Company's shares of common stock, not to exceed $25,000 of the fair market value of such common stock for any calendar year. The purchase price per shares acquired under the ESPP will never be less than 85% of the fair market value of the Company's common stock on the last day of the offering period. The Company's Board of Directors in its discretion may terminate the ESPP at any time with respect to any shares for which options have not been granted.

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. There were 2,905 and 14,967 shares purchased under the ESPP on March 31, 2022 and June 30, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,137	$—	$3,137
GSE residential CMOs	—	476,237	—	476,237
GSE commercial certificates & CMO	—	310,034	—	310,034
Non-GSE residential certificates	—	120,142	—	120,142
Non-GSE commercial certificates	—	107,840	—	107,840
Other debt:
U.S. Treasury	194	—	—	194
ABS	—	926,953	—	926,953
Trust preferred	—	13,501	—	13,501
Corporate	—	147,509	—	147,509
Total assets carried at fair value	$194	$2,105,353	$—	$2,105,547

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,967	$—	$3,967
GSE residential CMOs	—	463,883	—	463,883
GSE commercial certificates & CMO	—	370,364	—	370,364
Non-GSE residential certificates	—	66,139	—	66,139
Non-GSE commercial certificates	—	81,101	—	81,101
Other Debt:
U.S. Treasury	200	—	—	200
ABS	—	989,188	—	989,188
Trust preferred	—	14,147	—	14,147
Corporate	—	124,421	—	124,421
Total assets carried at fair value	$200	$2,113,210	$—	$2,113,410

The following tables summarize assets measured at fair value on a non-recurring basis:

	June 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$54,002	$—	$—	$54,002	$54,002
	$54,002	$—	$—	$54,002	$54,002

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$48,111	$—	$—	$48,111	$48,111
	$48,111	$—	$—	$48,111	$48,111

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	June 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$332,538	$332,538	$—	$—	$332,538
Available for sale securities	2,105,547	194	2,105,353	—	2,105,547
Held to maturity securities	1,375,666	—	604,854	712,204	1,317,058
Loans held for sale	5,657	—	—	5,657	5,657
Loans receivable, net	3,608,927	—	—	3,368,110	3,368,110
Resell agreements	225,926	—	—	225,926	225,926
Accrued interest and dividends receivable	31,001	—	31,001	—	31,001

Financial liabilities:
Deposits payable on demand	7,103,544	—	7,103,544	—	7,103,544
Time deposits	187,623	—	187,762	—	187,762
Subordinated Debt	83,899	—	76,684	—	76,684
Accrued interest payable	555	—	555	—	555

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$330,485	$330,485	$—	$—	$330,485
Available for sale securities	2,113,410	200	2,113,210	—	2,113,410
Held to maturity securities	843,569	—	216,377	633,327	849,704
Loans held for sale	3,279	—	—	3,279	3,279
Loans receivable, net	3,276,358	—	—	3,291,377	3,291,377
Resell agreements	229,018	—	—	229,018	229,018
Accrued interest and dividends receivable	28,820	—	28,820	—	28,820
Financial liabilities:
Deposits payable on demand	6,149,103	—	6,149,103	—	6,149,103
Time deposits	207,152	—	207,369	—	207,369
Subordinated Debt	83,831	—	85,000	—	85,000
Accrued interest payable	569	—	569	—	569

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	June 30, 2022	December 31, 2021
(In thousands)
Commitments to extend credit	$1,032,961	$927,428
Standby letters of credit	22,039	18,752
Total	$1,055,000	$946,180

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.8 million as of June 30, 2022 and $1.5 million as of December 31, 2021.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in the Company's held-to-maturity investment portfolio. As of June 30, 2022, the Company had purchased $373.0 million of these obligations and had an estimated remaining commitment of $91.6 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
11.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of June 30, 2022. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(In thousands)
Operating lease cost	$2,257	$4,508

Cash paid for amounts included in the measurement of Operating leases liability	$2,632	$5,262
Weighted average remaining lease term on operating leases (in years)	4.4	4.4
Weighted average discount rate used for operating leases liability	3.25%	3.25%

Note: Sublease income and variable income or expense considered immaterial

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(In thousands)
Operating lease cost	$2,184	$2,766

Cash paid for amounts included in the measurement of Operating leases liability	$2,493	$4,423
Weighted average remaining lease term on operating leases (in years)	5.2	6.2
Weighted average discount rate used for operating leases liability	3.25%	3.26%

Note: Sublease income and variable income or expense considered immaterial

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of June 30, 2022:

(In thousands)
As of June 30, 2022
2022 remaining	$5,481
2023	11,285
2024	11,310
2025	10,574
2026	9,176
Thereafter	955
Total undiscounted operating lease payments	48,781
Less: present value adjustment	3,176
Total Operating leases liability	$45,605

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
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

The Company performed its annual test based upon market data as of June 30, 2022 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2022. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2022 remaining	$523
2023	888
2024	730
2025	574
2026	419
Thereafter	494
Total	$3,628

Accumulated amortization of the core deposit intangible was $5.4 million as of June 30, 2022.

Notes to Consolidated Financial Statements (unaudited)
June 30, 2022 and 2021 and December 31, 2021
13.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of June 30, 2022, the Company's maximum exposure to loss is $53.5 million.

	June 30, 2022	December 31, 2021
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$1,116	$1,681
Loans and letters of credit commitments	52,350	52,813
Funded portion of loans and letters of credit commitments	15,049	15,512

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Tax credits and other tax benefits recognized	$668	$568	$1,336	$911

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of June 30, 2022, as compared to December 31, 2021, and our results of operations for the three and six month periods ended June 30, 2022 and June 30, 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission on March 11, 2022. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company purchased the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of June 30, 2022. As of June 30, 2022, our total assets were $7.9 billion, our total loans, net of deferred fees and allowance were $3.6 billion, our total deposits were $7.3 billion, and our stockholders' equity was $498.0 million. As of June 30, 2022, our trust business held $38.9 billion in assets under custody and $12.9 billion in assets under management.
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
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders, as well as the members and stakeholders of these commercial customers. Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The Bank has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Bank is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. The Company is incorporated as a public benefit corporation under Delaware state law.
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
The standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company established a Management Committee comprised of executives and senior leadership from applicable departments to evaluate the impact of this standard and monitor our progress towards adoption. The Management Committee's focus is to evaluate the impact to the Company, monitor status, as well as to assess and mitigate risks to the implementation of the standard. Currently, management is liaising with its vendors to finalize model development through input testing as well as assessment of the model outputs. In the second quarter, the Company conducted a parallel test with the current and future-state credit loss estimation process. The Company expects to perform multiple additional full production parallel tests in the second half of 2022 to ensure the Company is prepared for adoption of the standard as of January 1, 2023. The Company is also performing an analysis on the PACE securities which make up a majority of the held to maturity securities portfolio to determine the additional impact to the allowance for credit losses upon adoption of the standard.
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
On March 31, 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2022-02, which eliminates the troubled debt restructuring (TDR) accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” The Company will continue to apply the current TDR accounting model until the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) on January 1, 2023.

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

Net income for the second quarter of 2022 was $19.6 million, or $0.63 per diluted share, compared to $10.4 million, or $0.33 per diluted share, for the second quarter of 2021.

Net income for the six months ended June 30, 2022 was $33.8 million, or $1.08 per diluted share, compared to $22.6 million, or $0.72 per diluted share, for same period in 2021. The $11.2 million increase was primarily due to a $18.1 million increase in interest income on securities, partially offset by a $4.5 million increase in non-interest expense.

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
Three Months Ended June 30, 2022 and 2021
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$305,134	$551	0.72%	$510,473	$131	0.10%
Securities and FHLB stock	3,443,987	23,308	2.71%	2,298,264	12,651	2.21%
Resell Agreements	231,468	1,044	1.81%	148,977	484	1.30%
Total loans, net (1)(2)	3,504,223	33,766	3.86%	3,162,896	30,156	3.82%
Total interest earning assets	7,484,812	58,669	3.14%	6,120,610	43,422	2.85%
Non-interest earning assets:
Cash and due from banks	9,296			7,545
Other assets	266,186			266,613
Total assets	$7,760,294			$6,394,768

Interest bearing liabilities:
Savings, NOW and money market deposits	3,030,788	$1,332	0.18%	2,567,396	$1,174	0.18%
Time deposits	192,181	149	0.31%	258,257	257	0.40%
Total deposits	3,222,969	1,481	0.18%	2,825,653	1,431	0.20%
Other Borrowings	83,886	690	3.30%	—	—	0.00%
Total interest bearing liabilities	3,306,855	2,171	0.26%	2,825,653	1,431	0.20%
Non-interest bearing liabilities:
Demand and transaction deposits	3,855,735			2,909,555
Other liabilities	80,274			111,794
Total liabilities	7,242,864			5,847,002
Stockholders' equity	517,430			547,766
Total liabilities and stockholders' equity	$7,760,294			$6,394,768

Net interest income / interest rate spread		$56,498	2.88%		$41,991	2.65%
Net interest earning assets / net interest margin	$4,177,957		3.03%	$3,294,957		2.75%

Total Cost of Deposits			0.08%			0.10%
(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2)Income and yield includes prepayment penalty income in 2Q2022 and 2Q2021 of $379 thousand and $504 thousand, respectively

Net interest income was $56.5 million for the second quarter of 2022, compared to $42.0 million for the second quarter of 2021. The $14.5 million increase from the second quarter of 2021 was primarily attributable to a strategic $1.1 billion increase in average securities and a 50 basis point increase in securities yield due to the rising rate environment, as well as $341.3 million increase in average loan balances.

Our net interest spread was 2.88% for the three months ended June 30, 2022, compared to 2.65% for the same period in 2021, an increase of 23 basis points. Our net interest margin was 3.03% for the second quarter of 2022, an increase of 28 basis points from 2.75% in the second quarter of 2021. The accretion of the loan mark from the loans we acquired in our New Resource Bank ("NRB") acquisition contributed zero basis points to our net interest margin in the second quarter of 2022, compared to two basis points in the second quarter of 2021. Prepayment penalties earned through loan income contributed $0.4 million, or two basis points, to our net interest margin in the second quarter of 2022, compared to three basis points in the second quarter of 2021.

The yield on average earning assets was 3.14% for the three months ended June 30, 2022, compared to 2.85% for the same period in 2021, an increase of 29 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan balances.

The average rate on interest-bearing liabilities was 0.26% for the three months ended June 30, 2022, an increase of six basis points from the same period in 2021, which was primarily due to the increase in other borrowings expense with the issuance of subordinated debt. Noninterest-bearing deposits represented 54% of average deposits for the three months ended June 30, 2022, contributing to a total cost of deposits of eight basis points in the second quarter of 2022.

Six Months Ended June 30, 2022 and 2021
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$364,178	$730	0.40%	$445,340	$221	0.10%
Securities and FHLB stock	3,319,009	41,743	2.54%	2,208,263	24,451	2.23%
Resell Agreements	225,378	1,764	1.58%	151,607	902	1.20%
Total loans, net (1)(2)	3,392,788	64,893	3.86%	3,228,235	61,265	3.83%
Total interest earning assets	7,301,353	109,130	3.01%	6,033,445	86,839	2.90%
Non-interest earning assets:
Cash and due from banks	9,261			7,432
Other assets	266,932			272,930
Total assets	$7,577,546			$6,313,807

Interest bearing liabilities:
Savings, NOW and money market deposits	2,963,809	$2,579	0.18%	2,540,277	$2,395	0.19%
Time deposits	195,741	304	0.31%	269,063	608	0.46%
Total deposits	3,159,550	2,883	0.18%	2,809,340	3,003	0.22%
Other Borrowings	84,239	1,381	3.31%	249	—	0.00%
Total interest bearing liabilities	3,243,789	4,264	0.27%	2,809,589	3,003	0.22%
Non-interest bearing liabilities:
Demand and transaction deposits	3,703,455			2,848,401
Other liabilities	91,510			110,654
Total liabilities	7,038,754			5,768,644
Stockholders' equity	538,792			545,163
Total liabilities and stockholders' equity	$7,577,546			$6,313,807

Net interest income / interest rate spread		$104,866	2.74%		$83,836	2.68%
Net interest earning assets / net interest margin	$4,057,564		2.90%	$3,223,856		2.80%

Total Cost of Deposits			0.08%			0.11%

(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2) Income and yield includes prepayment penalty income in June YTD 2022 and June YTD 2021 of $0.8 million and $1.1 million, respectively
Our net interest income was $104.9 million for the six months ended June 30, 2022, compared to $83.8 million for the same period in 2021. The year-over-year increase of $21.1 million, or 25.1%, was primarily attributable to an increase in average securities of $1.1 billion and a 31 basis point increase in securities yield due to the rising interest rate environment as well as a $164.6 million increase in average loan balances.

Our net interest spread was 2.74% for the six months ended June 30, 2022, compared to 2.68% for the same period in 2021, an increase of six basis points. Our net interest margin was 2.90% for the six months ended June 30, 2022, an increase of 10 basis points from 2.80% in the same period in 2021.

The yield on average earning assets was 3.01% for the six months ended June 30, 2022, compared to 2.90% for the same period in 2021, an increase of 11 basis points. This increase was driven primarily by an increase on yields on both loans and securities due to a rising interest rate environment.

The average rate on interest-bearing liabilities, comprised almost entirely of deposits, was 0.27% for the six months ended June 30, 2022, an increase of five basis points from the same period in 2021, which was primarily due to the increase in other borrowings expense with the issuance of subordinated debt partially offset by the decrease in the rates paid on interest-bearing deposits. Noninterest-bearing deposits represented 54% of average deposits for the six months ended June 30, 2022, contributing to a total cost of deposits of eight basis points in the first six months of 2022.

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

	Three Months Ended June 30, 2022 over June 30, 2021			Six Months Ended June 30, 2022 over June 30, 2021
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$(225)	$645	$420	$(132)	$641	$509
Securities and FHLB stock	6,855	3,802	10,657	12,671	4,621	17,292
Resell Agreements	313	247	560	497	365	862
Total loans, net	3,263	347	3,610	3,127	501	3,628
Total interest income	10,206	5,041	15,247	16,163	6,128	22,291

Interest bearing liabilities:
Savings, NOW and money market deposits	158	—	158	344	(160)	184
Time deposits	(59)	(49)	(108)	(133)	(171)	(304)
Total deposits	99	(49)	50	211	(331)	(120)
Federal Home Loan Bank advances	(27)	27	—			—
Other Borrowings	690	—	690	689	692	1,381
Total borrowings	663	27	690	689	692	1,381
Total interest expense	762	(22)	740	900	361	1,261
Change in net interest income	$9,444	$5,063	$14,507	$15,263	$5,767	$21,030
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

Three Months Ended June 30, 2022 and 2021

Our provision for loan losses totaled an expense of $2.9 million for the second quarter of 2022 compared to an expense of $1.7 million for the same period in 2021. The expense increase in the second quarter of 2022 was primarily driven by loan growth.
Six Months Ended June 30, 2022 and 2021

Our provisions for loan losses totaled an expense of $5.2 million for the six months ended June 30, 2022, compared to a release of $1.6 million for the same period in 2021. The provision for the six months ended June 30, 2022 was primarily due to loan growth and an increase in specific reserves on one loan in our CRE portfolio as compared to the release in the prior year due to improvement in loss rates and other qualitative factors, improved credit quality as the economy recovered from the COVID-19 pandemic in addition to lower loan balances.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Trust Department fees	$3,479	$3,292	$6,970	$7,118
Service charges on deposit accounts	2,826	2,296	5,273	4,475
Bank-owned life insurance	1,283	531	2,097	1,319
Gain (loss) on sale of investment securities	(582)	321	(420)	342
Gain (loss) on sale of loans, net	492	720	335	1,426
Gain (loss) on other real estate owned, net	—	(407)	—	(407)
Equity method investments	(638)	(1,555)	(206)	(5,237)
Other	386	129	619	290
Total non-interest income	$7,246	$5,327	$14,668	$9,326
Three Months Ended June 30, 2022 and 2021

Non-interest income was $7.2 million for the second quarter of 2022, compared to $5.3 million for the second quarter in 2021. The increase of $1.9 million in the second quarter of 2022 compared to the corresponding quarter in 2021 was primarily due to a one-time beneficiary income on BOLI in addition to a loss of $0.6 million related to equity investments in solar initiatives in the second quarter of 2022 compared to a loss of $1.6 million in the second quarter in 2021. This is due to the timing of tax credits and subsequent losses generated before reaching a steady flow of income. This was slightly offset by a $0.9 million decrease in gain on the sale of investment securities as we incurred a $0.6 million loss on the sale of investment securities during the quarter as compared to a $0.3 million gain on the sale of investment securities during the second quarter of 2021.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.5 million in the second quarter of 2022, an increase of $0.2 million, or 5.7%, from same period in 2021. The increase is attributed to custody fees.

Six Months Ended June 30, 2022 and 2021

Non-interest income was $14.7 million for the six months ended June 30, 2022, compared to $9.3 million for the same period in 2021, an increase of $5.4 million. This increase is primarily due to the tax credits on equity investment projects being in a $0.2 million loss position compared to a $5.2 million loss position in the prior year.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Compensation and employee benefits, net	$18,046	$16,964	$35,715	$35,003
Occupancy and depreciation	3,457	3,352	6,897	6,853
Professional fees	2,745	3,211	5,560	6,871
Data processing	4,327	3,322	9,511	6,327
Office maintenance and depreciation	784	820	1,509	1,475
Amortization of intangible assets	261	302	523	604
Advertising and promotion	761	628	1,615	1,225
Other	3,965	2,796	7,413	5,831
Total non-interest expense	$34,346	$31,395	68,743	64,189
Three Months Ended June 30, 2022 and 2021
Non-interest expense for the second quarter of 2022 was $34.3 million, an increase of $2.9 million from the second quarter of 2021. The increase of $2.9 million from the second quarter of 2021 is driven by an increase in compensation and benefits expense in order to remain competitive with market increases and a $1.0 million increase in data processing related to the modernization of our Trust Department. This increase was slightly offset by decreases in professional fees mainly related to our holding company formation and chief executive officer search last year. There was also a slight increase in miscellaneous bank expenses and fees related to non-performing loan sales.

Six Months Ended June 30, 2022 and 2021

Non-interest expense for the six months ended June 30, 2022 was $68.7 million, an increase of $4.5 million from $64.2 million for the six months ended June 30, 2021. The increase was primarily due to a $3.2 million increase in data processing primarily related to the modernization of our Trust Department slightly offset by decreases in professional fees mainly related to our holding company formation and chief executive officer search last year. There was also a slight increase in miscellaneous bank expenses and fees related to non-performing loan sales.

Income Taxes

Three Months Ended June 30, 2022 and 2021

We had a provision for income tax expense of $6.9 million for the second quarter of 2022, compared to $3.8 million for the second quarter of 2021. Our effective tax rate for the second quarter of 2022 was 25.9%, compared to 26.9% for the second quarter of 2021.

Six Months Ended June 30, 2022 and 2021

We had a provision for income tax expense of $11.8 million for the six months ended June 30, 2022, compared to $8.0 million for the same period in 2021. Our effective tax rate was 25.9% for the six months ended June 30, 2022, compared to 26.0% for the same period in 2021. The decrease in our effective tax rate was driven by an absence of discrete events that were present in the same period in 2021.

Financial Condition

Balance Sheet

Our total assets were $7.9 billion at June 30, 2022, compared to $7.1 billion at December 31, 2021. The increase of $0.8 billion was driven primarily by a $524.2 million increase in investment securities and a $332.5 million increase in loans receivable, net.
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
Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at June 30, 2022 or at December 31, 2021. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At June 30, 2022 and December 31, 2021, we had available for sale securities of $2.1 billion and $2.1 billion, respectively.
At June 30, 2022, our held to maturity securities portfolio primarily consisted of PACE bonds, asset backed securities, tax-exempt municipal securities, GSE residential certificates and other debt. We carry these securities at amortized cost. We had held to maturity securities of $1.4 billion at June 30, 2022, and $843.6 million at December 31, 2021.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2022, we evaluated those securities which had an unrealized loss for OTTI, and determined all of the decline in value to be temporary. There were $3.2 billion of investment securities with unrealized losses at June 30, 2022 of which none had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	June 30, 2022		December 31, 2021
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$3,137	0.1%	$3,967	0.1%
GSE residential CMOs	476,237	13.7%	463,883	15.7%
GSE commercial certificates & CMO	310,034	8.9%	370,364	12.5%
Non-GSE residential certificates	120,142	3.5%	66,139	2.3%
Non-GSE commercial certificates	107,840	3.1%	81,101	2.7%

Other debt:
U.S. Treasury	194	0.0%	200	0.0%
ABS	926,953	26.6%	989,188	33.5%
Trust preferred	13,501	0.4%	14,147	0.5%
Corporate	147,509	4.2%	124,421	4.2%
Total available for sale	2,105,547	60.5%	2,113,410	71.5%

Held to maturity:
Mortgage-related:
GSE residential CMOs	$73,842	2.1%	$—	0.0%
GSE commercial certificates	80,742	2.3%	30,742	1.0%
GSE residential certificates	435	0.0%	442	0.0%
Non GSE commercial certificates	32,601	0.9%	10,333	0.3%
Non GSE residential certificates	52,892	1.5%	10,796	0.4%

Other debt:
ABS	294,596	8.5%	75,800	2.6%
Commercial PACE	212,180	6.1%	175,712	21.2%
Residential PACE	529,966	15.2%	451,682	0.0%
Municipal	96,412	2.8%	84,962	2.9%
Other	2,000	0.1%	3,100	0.1%
Total held to maturity	1,375,666	39.5%	843,569	28.5%

Total securities	$3,481,213	100.0%	$2,956,979	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of June 30, 2022
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	0.0%	$3,260	2.6%
GSE residential CMOs	—	0.0%	—	0.0%	68,193	3.0%	430,315	2.3%
GSE commercial certificates & CMO	378	1.6%	16,731	2.6%	235,594	2.5%	61,546	1.9%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	130,690	2.5%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	115,068	2.7%

Other debt:
U.S. Treasury	—	0.0%	199	1.3%	—	0.0%	—	0.0%
ABS	—	0.0%	33,629	3.2%	353,070	3.5%	571,415	3.2%
Trust preferred	—	0.0%	7,990	2.8%	6,644	2.8%	—	0.0%
Corporate	—	0.0%	62,627	4.1%	96,308	3.7%	—	0.0%

Held to maturity:
Mortgage-related:
GSE CMOs	—	0.0%	—	0.0%	—	0.0%	73,842	3.2%
GSE commercial certificates	—	0.0%	—	0.0%	15,347	3.2%	65,395	2.4%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	435	3.8%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	32,601	2.1%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	52,892	3.2%

Other debt:
ABS	—	0.0%	—	0.0%	6,996	5.1%	287,600	3.6%
Commercial PACE	—	0.0%	—	0.0%	—	0.0%	212,180	4.5%
Residential PACE	—	0.0%	—	0.0%	—	0.0%	529.966	4.0%
Municipal	—	0.0%	9,410	3.7%	—	0.0%	87,002	2.7%
Other	2,000	3.3%	—	0.0%	—	0.0%	—	0.0%

Total securities	$2,378	3.0%	$130,586	3.6%	$782,152	3.2%	$2,654,207	3.2%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings as of June 30, 2022:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$675,157	55%	3.3	100%	100%	0%	0%	0%	0%	100%
Consumer	224,287	18%	4.5	0%	18%	28%	52%	3%	0%	100%
Mortgage	206,685	17%	2.8	86%	100%	0%	0%	0%	0%	100%
Student	115,420	10%	4.0	54%	100%	0%	0%	0%	0%	100%
Total Securities:	$1,221,549	100%	3.5	75%	85%	5%	10%	0%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $3.6 billion as of June 30, 2022 compared to $3.3 billion as of December 31, 2021. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the second quarter of 2022, we purchased $2.6 million of commercial solar loans, $26.5 million of residential loans, $5.1 million of home improvement loans, $46.5 million of consumer solar loans and $4.2 million of commercial loans that are unconditionally guaranteed by the United States government.
The following table sets forth the composition of our loan portfolio, as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022		December 31, 2021
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$743,403	20.4%	$729,385	22.0%
Multifamily mortgages	853,514	23.4%	821,801	24.8%
Commercial real estate mortgages	340,987	9.4%	369,429	11.2%
Construction and land development mortgages	43,212	1.2%	31,539	1.0%
Total commercial portfolio	1,981,116	54.4%	1,952,154	59.0%

Retail portfolio:
Residential real estate lending	1,236,088	33.9%	1,063,682	32.2%
Consumer and other	426,394	11.7%	291,818	8.8%
Total retail portfolio	1,662,482	45.6%	1,355,500	41.0%
Total loans	3,643,598	100.0%	3,307,654	100.0%

Net deferred loan origination costs (fees)	4,806		4,570
Allowance for loan losses	(39,477)		(35,866)
Total loans, net	$3,608,927		$3,276,358

Commercial loan portfolio
Our commercial loan portfolio comprised 54.4% of our total loan portfolio at June 30, 2022 and 59.0% of our total loan portfolio at December 31, 2021. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at June 30, 2022 by exposure was $4.5 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $743.4 million at June 30, 2022, which comprised 20.4% of our total loan portfolio. During the six months ended June 30, 2022, the C&I loan portfolio increased by 1.9% from $729.4 million at December 31, 2021.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 74% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.
Our multifamily loans totaled $853.5 million at June 30, 2022, which comprised 23.4% of our total loan portfolio. During the six months ended June 30, 2022, the multifamily loan portfolio increased by 3.9% from $821.8 million at December 31, 2021.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $341.0 million at June 30, 2022, which comprised 9.4% of our total loan portfolio. During the six months ended June 30, 2022, the CRE loan portfolio decreased by 7.7% from $369.4 million at December 31, 2021.

Retail loan portfolio
Our retail loan portfolio comprised 45.6% of our total loan portfolio at June 30, 2022 and 41.0% of our loan portfolio at December 31, 2021. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of June 30, 2022, 82% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 14% were purchased from two third parties on or after July 2014, and 4% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.2 billion at June 30, 2022, which comprised 74.4% of our retail loan portfolio and 33.9% of our total loan portfolio. As of June 30, 2022, our residential real estate lending loans increased by 16.2% from $1.1 billion at December 31, 2021.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $426.4 million at June 30, 2022, which comprised 11.7% of our total loan portfolio, compared to $291.8 million, or 8.8% of our total loan portfolio, at December 31, 2021.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at June 30, 2022 and December 31, 2021:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
June 30, 2022:
Commercial Portfolio:
Commercial and industrial	$100,426	$218,863	$188,544	$235,570	$743,403
Multifamily	68,312	503,306	270,468	11,428	853,514
Commercial real estate	67,486	211,454	55,348	6,699	340,987
Construction and land development	29,788	13,424	—	—	43,212

Retail Portfolio:
Residential real estate lending	17	1,957	172,095	1,062,019	1,236,088
Consumer and other	1,030	3,910	61,454	360,000	426,394
Total Loans	$267,059	$952,914	$747,909	$1,675,716	$3,643,598

(In thousands)	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$752,596	$678,232	$1,141,182	$2,572,010
Floating or adjustable interest rates	200,318	69,677	534,534	804,529
Total Loans	$952,914	$747,909	$1,675,716	$3,376,539

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
December 31, 2021:
Commercial Portfolio:
Commercial and industrial	$89,499	$241,432	$178,917	$219,537	$729,385
Multifamily	147,340	429,126	228,851	16,484	821,801
Commercial real estate	88,506	222,843	58,080	—	369,429
Construction and land development	29,264	2,275	—	—	31,539

Retail Portfolio:
Residential real estate lending	399	1,836	175,193	886,254	1,063,682
Consumer and other	1,327	1,151	45,517	243,823	291,818
Total Loans	$356,335	$898,663	$686,558	$1,366,098	$3,307,654

(In thousands)	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$709,569	$618,748	$835,675	$2,163,992
Floating or adjustable interest rates	189,094	67,810	530,423	787,327
Total Loans	$898,663	$686,558	$1,366,098	$2,951,319

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
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of June 30, 2022, the remaining mark is $1.1 million. In addition, the allowance includes $1.5 million on-balance-sheet and $32 thousand off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition.

The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Balance at beginning of period	$37,542	$36,662	$35,866	$41,589
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	—	—	—
Multifamily	—	—	416	1,908
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	782	60	821	201
Consumer and other	995	836	1,863	1,176
Total loan charge-offs	1,777	896	3,100	3,285
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	6	3	12	207
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	1	—	2	1
Retail portfolio:
Residential real estate lending	674	544	1,325	1,039
Consumer and other	119	17	167	40
Total loan recoveries	800	564	1,506	1,287
Net (recoveries) charge-offs	977	332	1,594	1,998
Provision for (recovery of) loan losses	2,912	1,682	5,205	(1,579)
Balance at end of period	$39,477	$38,012	$39,477	$38,012

The allowance increased $3.6 million to $39.5 million at June 30, 2022 from $35.9 million at December 31, 2021. The increase was primarily due to increases in loan balances. At June 30, 2022, we had $60.1 million of impaired loans for which a specific allowance of $6.1 million was made, compared to $53.2 million of impaired loans at December 31, 2021 for which a specific allowance of $5.1 million was made. The ratio of allowance to total loans was 1.08% for June 30, 2022 and 1.08% for December 31, 2021.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At June 30, 2022		At December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$14,617	20.4%	$10,652	22.0%
Multifamily	4,397	23.4%	4,760	24.8%
Commercial real estate	5,726	9.4%	7,273	11.2%
Construction and land development	709	1.2%	405	1.0%
Total commercial portfolio	$25,449	54.4%	$23,090	59.0%

Retail Portfolio:
Residential real estate lending	$10,304	33.9%	$9,008	32.2%
Consumer and other	3,724	11.7%	3,768	8.8%
Total retail portfolio	$14,028	45.6%	$12,776	41.0%

Total allowance for loan losses	$39,477		$35,866

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
As a result of the COVID-19 pandemic, we have experienced a significant increase in the number of requests for temporary loan modifications. As of June 30, 2022, we had COVID-19 related loan payment deferrals or deferral requests in process totaling $16.7 million, of which 60% were in our commercial portfolio. We have granted these borrowers short-term concessions of three to six months in the form of payment deferrals. According to the interagency guidance and the CARES Act, loans modified during the COVID-19 pandemic are not considered TDRs as long as the borrower was not experiencing financial difficulty before the pandemic and the reason for the deferral is temporary in nature and the loans are expected to continue performing after the COVID-19 pandemic.

The following table sets forth our nonperforming assets as of June 30, 2022 and December 31, 2021:

(In thousands)	June 30, 2022	December 31, 2021
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	4,841	1,000
Nonaccrual loans excluding held for sale loans and restructured loans	8,109	14,722
Troubled debt restructured loans - nonaccrual	16,288	13,497
Troubled debt restructured loans - accruing	35,683	24,997
Other real estate owned	307	307
Impaired securities	56	63
Total nonperforming assets	$65,284	$54,586

Nonaccrual loans:
Commercial and industrial	$9,550	$8,313
Multifamily	3,494	2,907
Commercial real estate	3,931	4,054
Construction and land development	5,053	—
Total commercial portfolio	22,028	15,274

Residential real estate lending	898	12,525
Consumer and other	1,471	420
Total retail portfolio	2,369	12,945
Total nonaccrual loans	$24,397	$28,219

Nonperforming assets to total assets	0.82%	0.77%
Nonaccrual assets to total assets	0.37%	0.42%
Nonaccrual loans to total loans	0.67%	0.85%
Allowance for loan losses to nonaccrual loans	161.81%	127.10%
Allowance for loan losses to total loans	1.08%	1.08%
Annualized net charge-offs (recoveries) to average loans	0.11%	0.44%

Nonperforming assets totaled $65.3 million, or 0.82% of period-end total assets at June 30, 2022, an increase of $10.7 million, compared with $54.6 million, or 0.77% of period-end total assets at December 31, 2021. The increase in non-performing assets at June 30, 2022 compared to December 31, 2021 assets was primarily driven by the restructuring of $6.5 million in loans that are part of one borrower relationship, as well as two loans totaling $5.2 million that were moved to nonaccrual in the second quarter of 2022, partially offset by one $3.5 million nonaccrual multifamily loan that was paid off.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $93.0 million, or 1.2% of total assets, at June 30, 2022, as follows: $90.9 million are commercial loans currently in workout that management expects will be rehabilitated; $2.1 million are residential 1-4 family or retail loans, with $280 thousand at 30 days delinquent, and $1.8 million at 60 days delinquent.
Resell Agreements
As of June 30, 2022, we have entered into $225.9 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 2.48%. As of December 31, 2021, we have entered into $229.0 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 1.21%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $56.2 million at June 30, 2022 and $26.7 million at December 31, 2021. As of June 30, 2022, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.3 billion at June 30, 2022, compared to $6.4 billion at December 31, 2021. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of June 30, 2022 and December 31, 2021, we had approximately $1.3 billion and $989.6 million, respectively, in political deposits which are primarily in demand deposits.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at June 30, 2022 are summarized as follows:

Maturities as of June 30, 2022
(In thousands)
Within three months	$67,499
After three but within six months	56,205
After six months but within twelve months	43,852
After twelve months	20,067
$187,623
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of June 30, 2022 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.
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

Change in Market Interest Rates as of June 30, 2022	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-16.3%	(260,476)	3.7%	10,328
+300 basis points	-9.4%	(149,955)	6.5%	18,066
+200 basis points	-4.1%	(65,163)	6.9%	19,142
+100 basis points	-0.3%	(4,092)	4.6%	12,854
-100 basis points	-5.9%	(94,520)	-6.6%	(18,405)
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
At June 30, 2022, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $332.5 million, or 4.2% of total assets, compared to $330.5 million, or 4.7% of total assets at December 31, 2021. Our available for sale securities at June 30, 2022 were $2.1 billion, or 26.5% of total assets, compared to $2.1 billion, or 29.9% of total assets at December 31, 2021. Investment securities with an aggregate fair value of $84.9 million at June 30, 2022 were pledged to secure public deposits and repurchase agreements.

The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2022, we had no advances from the FHLB and a remaining credit availability of $1.4 billion. In addition, we maintain borrowing capacity of approximately $65.8 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources

Total stockholders’ equity at June 30, 2022 was $498.0 million, compared to $563.9 million at December 31, 2021, a decrease of $65.9 million. The decrease was primarily driven by a $83.6 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and was partially offset by $33.8 million of net income. Also attributing to the decrease in total stockholders' equity was an $11.1 million decrease in additional paid-in capital, which was primarily driven by $11.7 million of common stock that was purchased as part of our share repurchase program in the first half of 2022. Further attributing to this decrease was $5.0 million of dividends paid.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
June 30, 2022
Consolidated:
Total capital to risk weighted assets	$679,026	14.41%	$377,036	8.00%	$471,295	10.00%
Tier 1 capital to risk weighted assets	553,834	11.75%	282,777	6.00%	377,036	8.00%
Tier 1 capital to average assets	553,834	7.08%	312,908	4.00%	391,135	5.00%
Common equity tier 1 to risk weighted assets	553,834	11.75%	212,083	4.50%	306,342	6.50%
Bank:
Total capital to risk weighted assets	$654,652	13.89%	$377,029	8.00%	$471,286	10.00%
Tier I capital to risk weighted assets	613,359	13.01%	282,772	6.00%	377,029	8.00%
Tier I capital to average assets	613,359	7.84%	312,905	4.00%	391,131	5.00%
Common equity tier 1 to risk weighted assets	613,359	13.01%	212,079	4.50%	306,336	6.50%

December 31, 2021
Bank:
Total capital to risk weighted assets	$656,719	15.95%	$329,471	8.00%	$411,839	10.00%
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%	329,471	8.00%
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%	350,567	5.00%
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%	267,695	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.

As of June 30, 2022, the Company and the Bank were categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of June 30, 2022 and December 31, 2021:

June 30, 2022
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$83,899	$—	$—	$—	$83,899
Operating Leases	48,781	5,481	33,169	10,131	—
Purchase Obligations	29,016	4,612	9,224	7,380	7,800
Certificates of Deposit	187,623	123,728	61,888	1,764	243
	$349,319	$133,821	$104,281	$19,275	$91,942

December 31, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$83,831	$—	$—	$—	$83,831
Operating Leases	51,824	10,955	21,420	18,923	526
Purchase Obligations	31,322	4,612	9,224	8,386	9,100
Certificates of Deposit	207,152	182,654	18,784	5,714	—
	$374,129	$198,221	$49,428	$33,023	$93,457

Investment Obligations

We are a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in our held-to-maturity investment portfolio. As of June 30, 2022, we had purchased $373.0 million of these obligations and had an estimated remaining commitment of $91.6 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. We anticipate these commitments will be funded by means of normal cash flows, by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk as of June 30, 2022 from that presented in the 2021 Annual Report. Our interest rate sensitivity position at June 30, 2022 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of June 30, 2022. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended June 30, 2022 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
April 1 through April 30, 2022	137,770	$17.81	137,770	$35,174,868
May 1 through May 31, 2022	279,666	19.29	254,528	$30,258,598
June 1 through June 30, 2022	74,081	19.78	71,650	$28,842,581
Total	491,517	$18.95	463,948

(1) Includes shares withheld by the Company to pay the taxes associated with the vesting of stock options. There were 27,569 shares withheld for taxes during the quarter.

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $8.8 million of common stock was purchased during the second quarter of 2022.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the quarters ended June 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended June 30, 2022, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

August 5, 2022	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2022	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

August 5, 2022	By:	/s/ Frank DeMaria
Frank DeMaria
Chief Accounting Officer
(Principal Accounting Officer)