Form 10-Q
period 2022-09-30
Amalgamated Financial Corp.
filed 2022-11-04
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of November 4, 2022, the registrant had 30,672,303 shares of common stock outstanding at $0.01 par value per share.

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
•general economic conditions may be less favorable than expected, including an economic recession in the United States and abroad as a result of inflation and high interest rates, which could result in, among other things, fluctuations in the values of our assets and liabilities and off-balance sheet exposures, a deterioration in credit quality, a reduction in demand for credit, and a decline in real estate values;
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

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Cash and due from banks	$3,404	$8,622
Interest-bearing deposits in banks	62,819	321,863
Total cash and cash equivalents	66,223	330,485
Securities:
Available for sale, at fair value (amortized cost of $2,087,187 and 2,103,049, respectively)	1,957,486	2,113,410
Held-to-maturity (fair value of $1,369,383 and $849,704, respectively)	1,492,423	843,569
Loans held for sale	17,916	3,279
Loans receivable, net of deferred loan origination costs (fees)	3,871,290	3,312,224
Allowance for loan losses	(42,122)	(35,866)
Loans receivable, net	3,829,168	3,276,358

Resell agreements	192,834	229,018
Accrued interest and dividends receivable	34,767	28,820
Premises and equipment, net	10,539	11,735
Bank-owned life insurance	105,915	107,266
Right-of-use lease asset	29,991	33,115
Deferred tax asset	64,046	26,719
Goodwill	12,936	12,936
Other intangible assets	3,366	4,151
Equity investments	7,683	6,856
Other assets	42,924	50,159
Total assets	$7,868,217	$7,077,876
Liabilities
Deposits	$7,160,307	$6,356,255
Subordinated debt	77,679	83,831
Borrowed funds	75,000	—
Operating leases	43,229	48,160
Other liabilities	24,264	25,755
Total liabilities	$7,380,479	$6,514,001

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,672,303 and 31,130,143 shares issued and outstanding, respectively)	307	311
Additional paid-in capital	286,431	297,975
Retained earnings	308,743	260,047
Accumulated other comprehensive income (loss), net of income taxes	(107,876)	5,409
Total Amalgamated Financial Corp. stockholders' equity	487,605	563,742
Noncontrolling interests	133	133
Total stockholders' equity	487,738	563,875
Total liabilities and stockholders’ equity	$7,868,217	$7,077,876

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST AND DIVIDEND INCOME
Loans	$38,264	$29,915	$103,157	$91,180
Securities	31,580	14,655	75,087	40,008
Interest-bearing deposits in banks	971	230	1,701	451
Total interest and dividend income	70,815	44,800	179,945	131,639
INTEREST EXPENSE
Deposits	2,491	1,413	5,374	4,416
Borrowed funds	696	—	2,077	—
Total interest expense	3,187	1,413	7,451	4,416
NET INTEREST INCOME	67,628	43,387	172,494	127,223
Provision for (recovery of) loan losses	5,363	(2,276)	10,568	(3,855)
Net interest income after provision for loan losses	62,265	45,663	161,926	131,078
NON-INTEREST INCOME
Trust Department fees	3,872	3,353	10,842	10,471
Service charges on deposit accounts	2,735	2,466	8,008	6,941
Bank-owned life insurance	785	539	2,882	1,858
Gain (loss) on sale of securities	(1,844)	413	(2,264)	755
Gain (loss) on sale of loans, net	(367)	280	(32)	1,706
Gain (loss) on other real estate owned, net	—	—	—	(407)
Equity method investments	(1,151)	(483)	(1,357)	(5,720)
Other	973	134	1,592	424
Total non-interest income	5,003	6,702	19,671	16,028
NON-INTEREST EXPENSE
Compensation and employee benefits	19,527	17,482	55,242	52,485
Occupancy and depreciation	3,481	3,440	10,378	10,293
Professional fees	3,173	2,348	8,733	9,219
Data processing	4,149	4,521	13,660	10,848
Office maintenance and depreciation	807	887	2,316	2,362
Amortization of intangible assets	262	301	785	905
Advertising and promotion	795	1,023	2,410	2,248
Other	4,064	3,032	11,477	8,863
Total non-interest expense	36,258	33,034	105,001	97,223
Income before income taxes	31,010	19,331	76,596	49,883
Income tax expense (benefit)	8,066	4,915	19,874	12,870
Net income	$22,944	$14,416	$56,722	$37,013
Earnings per common share - basic	$0.75	$0.46	$1.84	$1.19
Earnings per common share - diluted	$0.74	$0.46	$1.82	$1.17

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$22,944	$14,416	$56,722	$37,013
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	60	94	178	(171)
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	(43,422)	(5,640)	(159,460)	(7,021)
Reclassification adjustment for losses (gains) realized in income	1,831	(421)	2,248	(760)
Accretion of net unrealized loss on securities transferred to held to maturity	548	—	757	—
Net unrealized gains (losses) on securities	(41,043)	(6,061)	(156,455)	(7,781)
Other comprehensive income (loss), before tax	(40,983)	(5,967)	(156,277)	(7,952)
Income tax benefit (expense)	11,275	1,629	42,992	2,153
Total other comprehensive income (loss), net of taxes	(29,708)	(4,338)	(113,285)	(5,799)
Total comprehensive income (loss), net of taxes	$(6,764)	$10,078	$(56,563)	$31,214

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2022	$307	$286,901	$288,868	$(78,168)	$497,908	$133	$498,041
Net income	—	—	22,944	—	22,944	—	22,944
Common stock issued	—	168	—	—	168	—	168
Dividends, $0.10 per share	—	—	(3,069)	—	(3,069)	—	(3,069)
Repurchase of common stock	(1)	(744)	—	—	(745)	—	(745)
Exercise of stock options, net of repurchases	1	(502)	—	—	(501)	—	(501)
Restricted stock units vesting, net of repurchases	—	—	—	—	—	—	—
Stock-based compensation expense	—	608	—	—	608	—	608
Other comprehensive income (loss), net of taxes	—	—	—	(29,708)	(29,708)	—	(29,708)
Balance at September 30, 2022	$307	$286,431	$308,743	$(107,876)	$487,605	$133	$487,738

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$311	$297,975	$260,047	$5,409	$563,742	$133	$563,875
Net income	—	—	56,722	—	56,722	—	56,722
Common stock issued	—	516	—	—	516	—	516
Dividends, $0.26 per share	—	—	(8,026)	—	(8,026)	—	(8,026)
Repurchase of common stock	(7)	(12,471)	—	—	(12,478)	—	(12,478)
Exercise of stock options, net of repurchases	3	(1,541)	—	—	(1,538)	—	(1,538)
Restricted stock units vesting, net of repurchases	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	1,954	—	—	1,954	—	1,954
Other comprehensive income (loss), net of taxes	—	—	—	(113,285)	(113,285)	—	(113,285)
Balance at September 30, 2022	$307	$286,431	$308,743	$(107,876)	$487,605	$133	$487,738

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2021	$311	$297,283	$234,769	$15,715	$548,078	$133	$548,211
Net income	—	—	14,416	—	14,416	—	14,416
Dividends, $0.08 per share	—	—	(2,520)	—	(2,520)	—	(2,520)
Exercise of stock options, net of repurchases	—	(2)	—	—	(2)	—	(2)
Stock-based compensation expense	—	623	—	—	623	—	623
Other comprehensive income (loss), net of taxes	—	—	—	(4,338)	(4,338)	—	(4,338)
Balance at September 30, 2021	$311	$297,904	$246,665	$11,377	$556,257	$133	$556,390

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$310	$300,989	$217,213	$17,176	$535,688	$133	$535,821
Net income	—	—	37,013	—	37,013	—	37,013
Dividends, $0.24 per share	—	—	(7,561)	—	(7,561)	—	(7,561)
Repurchase of shares	(1)	(2,919)	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	2	(1,453)	—	—	(1,451)	—	(1,451)
Restricted stock units vesting, net of repurchases	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	1,377	—	—	1,377	—	1,377
Other comprehensive income (loss), net of taxes	—	—	—	(5,799)	(5,799)	—	(5,799)
Balance at September 30, 2021	$311	$297,904	$246,665	$11,377	$556,257	$133	$556,390

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,722	$37,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,683	2,746
Amortization of intangible assets	785	905
Deferred income tax expense (benefit)	5,665	5,373
Provision for (recovery of) loan losses	10,568	(3,855)
Stock-based compensation expense	1,954	1,377
Net amortization (accretion) on loan fees, costs, premiums, and discounts	1,324	2,407
Net amortization on securities	3,625	2,984
OTTI loss (gain) recognized in earnings	(16)	(5)
Net loss (income) from equity method investments	1,357	5,720
Net loss (gain) on sale of securities available for sale	2,264	(755)
Net loss (gain) on sale of loans	32	(1,706)
Net loss (gain) on sale of other real estate owned	—	407
Net (gain) on redemption of bank-owned life insurance	(1,369)	(266)
Proceeds from sales of loans held for sale	17,635	103,186
Originations of loans held for sale	(8,276)	(96,478)
Decrease (increase) in cash surrender value of bank-owned life insurance	(1,513)	(1,592)
Decrease (increase) in accrued interest and dividends receivable	(5,947)	633
Decrease (increase) in other assets (1)	13,521	6,499
Increase (decrease) in accrued expenses and other liabilities (2)	(6,146)	(11,193)
Net cash provided by operating activities	94,868	53,400
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	(588,730)	361,309
Purchase of securities available for sale	(672,142)	(874,116)
Purchase of securities held to maturity	(508,097)	(315,969)
Proceeds from sales of securities available for sale	132,105	94,899
Maturities, principal payments and redemptions of securities available for sale	281,244	349,328
Maturities, principal payments and redemptions of securities held to maturity	111,632	82,505
Decrease (increase) in resell agreements	36,184	24,345
Decrease (increase) in equity method investments	(2,184)	626
Decrease (increase) of FHLBNY stock, net	(3,162)	214
Purchases of premises and equipment	(1,487)	(2,216)
Proceeds from redemption of bank-owned life insurance	4,233	1,010
Proceeds from sale of other real estate owned	—	2,275
Net cash (used in) provided by investing activities	(1,210,404)	(275,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	804,052	885,795
Net increase (decrease) in FHLB advances	75,000	—
Net increase (decrease) in subordinated debt	(6,250)	—
Issuance of common stock	516	—

Repurchase of shares	(12,478)	(2,920)
Dividends paid	(8,026)	(7,467)
Exercise of stock options, net of repurchases	(1,538)	(1,451)
Restricted stock units vesting, net of repurchases	(2)	(90)
Net cash provided by financing activities	851,274	873,867
Increase (decrease) in cash, cash equivalents, and restricted cash	(264,262)	651,477
Cash, cash equivalents, and restricted cash at beginning of year	330,485	38,769
Cash, cash equivalents, and restricted cash at end period	$66,223	$690,246
Supplemental disclosures of cash flow information:
Interest paid during the period	$6,909	$4,626
Income taxes paid during the period	2,431	5,335
Supplemental non-cash investing activities:
Loans transferred to held-for-sale	24,043	—
Loans transferred to other real estate owned	—	2,682
Purchase (sale) of securities available for sale, net not settled	—	4,999
Securities available-for-sale transferred to held-to-maturity	260,112	—

(1) Includes $3.1 million and $1.3 million of right of use asset amortization for the respective periods
(2) Includes $2.1 million and $0.9 million accretion of operating lease liabilities for the respective periods

See accompanying notes to consolidated financial statements (unaudited)

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
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
September 30, 2022 and 2021 and December 31, 2021
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$51	$53	$153	$159
Change in obligation for other benefits	9	41	25	(330)
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	60	94	178	(171)
Income tax effect	(17)	(26)	(49)	29
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	43	68	129	(142)
Unrealized holding gains (losses) on available for sale securities	(43,422)	$(5,640)	(159,460)	$(7,021)
Reclassification adjustment for losses (gains) realized in income	1,831	(421)	2,248	(760)
Change in unrealized gains (losses) on available for sale securities	(41,591)	(6,061)	(157,212)	(7,781)
Accretion of net unrealized loss on securities transferred to held to maturity	548	—	757	—
Income tax effect	11,292	1,655	43,041	2,124
Net change in unrealized gains (losses) on securities	(29,751)	(4,406)	(113,414)	(5,657)

Total	$(29,708)	$(4,338)	$(113,285)	$(5,799)

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Income
	2022	2021	2022	2021
(In thousands)
Realized gains (losses) on sale of available for sale securities	$(1,844)	$413	$(2,264)	$755	Gain (loss) on sale of securities
Recognized gains (losses) on OTTI securities	13	8	16	5	Non-Interest Income - other
Accretion of net unrealized loss on securities transferred to held to maturity	548	—	757	—	Interest and dividend income - securities
Income tax expense (benefit)	(333)	114	(387)	207	Income tax expense (benefit)
Total reclassifications, net of income tax	$(950)	$307	$(1,104)	$553

Prior service credit on pension plans and other postretirement benefits	$7	$7	$21	$21	Compensation and employee benefits
Income tax expense (benefit)	(1)	(2)	(5)	(6)	Income tax expense (benefit)
Total reclassifications, net of income tax	$6	$5	$16	$15

Total reclassifications, net of income tax	$(944)	$312	$(1,088)	$568

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held to maturity as of September 30, 2022 are as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	$—	$—	$—
GSE residential CMOs	456,130	83	(36,351)	419,862
GSE commercial certificates & CMO	277,603	39	(9,330)	268,312
Non-GSE residential certificates	126,799	—	(15,651)	111,148
Non-GSE commercial certificates	109,144	—	(11,002)	98,142
	969,676	122	(72,334)	897,464
Other debt:
U.S. Treasury	8,201	—	(186)	8,015
ABS	942,175	—	(39,417)	902,758
Trust preferred	10,988	—	(829)	10,159
Corporate	156,147	—	(17,057)	139,090
	1,117,511	—	(57,489)	1,060,022

Total available for sale	$2,087,187	$122	$(129,823)	$1,957,486

Held to maturity:
Mortgage-related:
GSE CMOs	$71,252	$—	$(3,965)	$67,287
GSE commercial certificates	90,546	—	(11,450)	79,096
GSE residential certificates	431	—	(29)	402
Non GSE commercial certificates	32,613	—	(3,421)	29,192
Non GSE residential certificates	51,506	—	(5,478)	46,028
	246,348	—	(24,343)	222,005
Other debt:
ABS	291,488	—	(14,223)	277,265
Commercial PACE	220,827	—	(21,274)	199,553
Residential PACE	635,874	—	(44,953)	590,921
Municipal	95,886	—	(18,241)	77,645
Other	2,000	—	(6)	1,994
	1,246,075	—	(98,697)	1,147,378

Total held to maturity	$1,492,423	$—	$(123,040)	$1,369,383

As of September 30, 2022, available for sale securities with a fair value of $730.2 million were pledged with $309.6 million held-to-maturity securities being pledged. The majority of the securities were pledged to the Federal Home Loan Bank of New York

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
(“FHLB”) to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.
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
The Company reassessed the classification of certain investments during the nine months ended September 30, 2022 and transferred securities with a book value of $277.3 million from available-for-sale to held-to-maturity. The transfer occurred at a fair value totaling $260.1 million. The related unrealized losses of $17.1 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
There were no transfers to or from securities held-to-maturity during the three months ended September 30, 2022 or the three or nine months ended September 30, 2021.
The following table summarizes the amortized cost and fair value of debt securities available for sale and held to maturity, exclusive of mortgage-backed securities, by their contractual maturity as of September 30, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$—	$—	$2,000	$1,994
Due after one year through five years	74,307	66,719	9,414	8,931
Due after five years through ten years	449,189	431,372	6,996	6,789
Due after ten years	594,015	561,931	1,227,665	1,129,664
	$1,117,511	$1,060,022	$1,246,075	$1,147,378

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Three Months Ended,		Nine Months Ended,
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(In thousands)
Proceeds	$96,154	$31,603	$132,105	$94,899

Realized gains	$2	$477	$164	$1,040
Realized losses	(1,846)	(64)	(2,428)	(285)
Net realized gains (losses)	$(1,844)	$413	$(2,264)	$755

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

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following summarizes the fair value and unrealized losses for those available for sale and held to maturity securities as of September 30, 2022 and December 31, 2021, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	September 30, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	237,609	(12,210)	161,126	(24,141)	398,735	(36,351)
GSE commercial certificates & CMO	154,560	(6,989)	73,708	(2,341)	228,268	(9,330)
Non-GSE residential certificates	75,543	(8,424)	35,605	(7,227)	111,148	(15,651)
Non-GSE commercial certificates	62,999	(4,932)	35,143	(6,070)	98,142	(11,002)
Other debt:
US Treasury	8,015	(186)	—	—	8,015	(186)
ABS	585,953	(18,188)	316,805	(21,229)	902,758	(39,417)
Trust preferred	—	—	10,159	(829)	10,159	(829)
Corporate	97,413	(9,722)	41,677	(7,335)	139,090	(17,057)
Total available for sale	$1,222,092	$(60,651)	$674,223	$(69,172)	$1,896,315	$(129,823)

Held to maturity:
Mortgage-related:
GSE CMOs	$56,116	$(2,921)	$11,171	$(1,044)	$67,287	$(3,965)
GSE commercial certificates	49,257	(3,226)	29,839	(8,224)	79,096	(11,450)
GSE residential certificates	402	(29)	—	—	402	(29)
Non GSE commercial certificates	10,957	(731)	18,081	(2,690)	29,038	(3,421)
Non GSE residential certificates	40,046	(5,045)	5,982	(433)	46,028	(5,478)
Other debt:
ABS	226,723	(10,814)	50,542	(3,409)	277,265	(14,223)
Commercial PACE	199,553	(21,274)	—	—	199,553	(21,274)
Residential PACE	590,921	(44,953)	—	—	590,921	(44,953)
Municipal	47,708	(7,786)	29,937	(10,455)	77,645	(18,241)
Other	1,994	(6)	—	—	1,994	(6)
Total held to maturity	$1,223,677	$(96,785)	$145,552	$(26,255)	$1,369,229	$(123,040)

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$222,825	$(2,385)	$—	$—	$222,825	$(2,385)
GSE commercial certificates & CMO	28,695	(271)	159,681	(494)	188,376	(765)
Non-GSE residential certificates	55,284	(646)	—	—	55,284	(646)
Non-GSE commercial certificates	42,530	(247)	23,124	(369)	65,654	(616)
Other debt:					—
ABS	374,241	(1,903)	71,746	(321)	445,987	(2,224)
Trust preferred	—	—	14,147	(484)	14,147	(484)
Corporate	48,743	(273)	—	—	48,743	(273)
Total available for sale	$772,318	$(5,725)	$268,698	$(1,668)	$1,041,016	$(7,393)

Held to maturity:
Mortgage-related:
GSE commercial certificates	$30,253	$(489)	$—	$—	$30,253	$(489)
Non GSE commercial certificates	9,857	(288)	—	—	9,857	(288)
Other debt:
ABS	26,951	(50)	—	—	26,951	(50)
Municipal	38,468	(852)	3,876	(204)	42,344	(1,056)
Total held to maturity	$105,529	$(1,679)	$3,876	$(204)	$109,405	$(1,883)
The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit spreads since the investments were acquired. In general, as market interest rates rise and/or credit spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase. Management considers that the temporary impairment of the Company’s investments in trust preferred securities (“TruPs”) as of September 30, 2022 is primarily due to a widening of credit spreads since the time these investments were acquired, as well as market uncertainty for this class of investments. All of the TruPs were rated investment grade by not less than three nationally recognized statistical rating organization’s (“NRSROs”). All of the issues are current as to their dividend payments and management is not aware of a decision of any trust preferred issuer to exercise its option to defer dividend payments.

As of September 30, 2022, excluding GSE and U.S. Treasury securities and TruPs, discussed above, temporarily impaired securities totaled $2.6 billion with an unrealized loss of $200.6 million. With the exception of PACE securities, which are generally not rated, these securities were rated investment grade by at least one NRSRO with no ratings below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE bonds that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low LTV position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of September 30, 2022 is primarily due to an increase in interest rates since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of September 30, 2022, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2022. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
During the three months ended September 30, 2022 and September 30, 2021, the Company recaptured $12.8 thousand and

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
$7.5 thousand of OTTI, respectively. For the nine months ended September 30, 2022, the Company recaptured $15.9 thousand OTTI, compared to a $4.8 thousand recapture of OTTI for the same period in 2021.
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of September 30, 2022; however, it is possible that the Company may recognize OTTI in future periods.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	September 30, 2022	December 31, 2021
(In thousands)
Commercial and industrial	$805,087	$729,385
Multifamily	884,790	821,801
Commercial real estate	338,002	369,429
Construction and land development	38,946	31,539
Total commercial portfolio	2,066,825	1,952,154
Residential real estate lending	1,332,010	1,063,682
Consumer and other	467,793	291,818
Total retail portfolio	1,799,803	1,355,500
Total loans receivable	3,866,628	3,307,654
Net deferred loan origination costs (fees)	4,662	4,570
Total loans receivable, net of deferred loan origination costs (fees)	3,871,290	3,312,224
Allowance for loan losses	(42,122)	(35,866)
Total loans receivable, net	$3,829,168	$3,276,358

The following table presents information regarding the quality of the Company’s loans as of September 30, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$2,865	$1,746	$—	$4,611	$7,610	$792,866	$805,087
Multifamily	—	3,494	—	3,494	—	881,296	884,790
Commercial real estate	4,356	3,869	—	8,225	1,045	328,732	338,002
Construction and land development	—	—	—	—	—	38,946	38,946
Total commercial portfolio	7,221	9,109	—	16,330	8,655	2,041,840	2,066,825
Residential real estate lending	1,902	675	—	2,577	—	1,329,433	1,332,010
Consumer and other	4,072	1,382	—	5,454	—	462,339	467,793
Total retail portfolio	5,974	2,057	—	8,031	—	1,791,772	1,799,803
	$13,195	$11,166	$—	$24,361	$8,655	$3,833,612	$3,866,628

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following table presents information regarding the quality of the Company’s loans as of December 31, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current and Not Accruing Interest	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$8,313	$—	$8,313	$—	$721,072	$729,385
Multifamily	13,537	2,907	—	16,444	—	805,357	821,801
Commercial real estate	21,599	4,054	—	25,653	—	343,776	369,429
Construction and land development	26,482	—	—	26,482	—	5,057	31,539
Total commercial portfolio	61,618	15,274	—	76,892	—	1,875,262	1,952,154
Residential real estate lending	4,811	12,525	—	17,336	—	1,046,346	1,063,682
Consumer and other	1,590	420	—	2,010	—	289,808	291,818
Total retail portfolio	6,401	12,945	—	19,346	—	1,336,154	1,355,500
	$68,019	$28,219	$—	$96,238	$—	$3,211,416	$3,307,654

The primary driver of the decrease in non-accrual loans from December 31, 2021 to September 30, 2022 was a $13.2 million transfer of non-accrual loans to loans held for sale.
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

The following table presents information regarding the Company’s TDRs as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
(In thousands)	Accruing	Non- Accrual	Total	Accruing	Non- Accrual	Total
Commercial and industrial	$4,337	$9,356	$13,693	$4,052	$8,313	$12,365
Multifamily	10,483	—	10,483	—	—	—
Commercial real estate	—	2,966	2,966	—	3,166	3,166
Construction and land development	2,424	—	2,424	7,476	—	7,476
Residential real estate lending	1,152	—	1,152	13,469	2,018	15,487
	$18,396	$12,322	$30,718	$24,997	$13,497	$38,494

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021

The following tables present loans that were classified as TDRs during the three and nine months ended September 30, 2022 and 2021. The pre-modification balances represent the recorded investment immediately prior to the modification, and the post-modification balances represent the recorded investment as of the dates indicated.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In thousands)	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
Commercial and industrial	1	$1,746	$1,746	—	$—	$—
Total loans	1	$1,746	$1,746	—	$—	$—

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In thousands)	Number of Loans	Pre-Modification Balance	Post-Modification Balance	Number of Loans	Pre-Modification Balance	Post-Modification Balance
Commercial and industrial	3	$8,181	$8,181	—	$—	$—
Commercial real estate	2	10,000	10,483	—	—	—
Construction and land development	—	—	—	1	2,779	2,779
Total loans	5	$18,181	$18,664	1	$2,779	$2,779

The following tables summarize the Company’s loan portfolio by credit quality indicator as of September 30, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$778,331	$7,797	$17,213	$1,746	$805,087
Multifamily	842,685	23,866	18,239	—	884,790
Commercial real estate	298,374	20,948	18,680	—	338,002
Construction and land development	36,522	—	2,424	—	38,946
Residential real estate lending	1,331,335	—	675	—	1,332,010
Consumer and other	466,411	—	1,382	—	467,793
Total loans	$3,753,658	$52,611	$58,613	$1,746	$3,866,628

The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$693,312	$10,165	$25,908	$—	$729,385
Multifamily	721,869	48,804	51,128	—	821,801
Commercial real estate	295,261	13,947	60,221	—	369,429
Construction and land development	24,063	—	7,476	—	31,539
Residential real estate lending	1,050,865	292	12,525	—	1,063,682
Consumer and other	291,398	—	420	—	291,818
Total loans	$3,076,768	$73,208	$157,678	$—	$3,307,654

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
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
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of September 30, 2022:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$15,075	$13,977	$4,914	$2,424	$1,827	$—	$38,217
Collectively evaluated for impairment	790,012	870,813	333,088	36,522	1,330,183	467,793	3,828,411
Total loans	$805,087	$884,790	$338,002	$38,946	$1,332,010	$467,793	$3,866,628

Allowance for loan losses:
Individually evaluated for impairment	$4,995	$179	$—	$—	$45	$—	$5,219
Collectively evaluated for impairment	7,711	6,583	3,908	836	11,065	6,800	36,903
Total allowance for loan losses	$12,706	$6,762	$3,908	$836	$11,110	$6,800	$42,122

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$12,785	$2,907	$4,054	$7,476	$25,994	$—	$53,216
Collectively evaluated for impairment	716,600	818,894	365,375	24,063	1,037,688	291,818	3,254,438
Total loans	$729,385	$821,801	$369,429	$31,539	$1,063,682	$291,818	$3,307,654

Allowance for loan losses:
Individually evaluated for impairment	$4,350	$—	$—	$—	$755	$—	$5,105
Collectively evaluated for impairment	6,302	4,760	7,273	405	8,253	3,768	30,761
Total allowance for loan losses	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
The activities in the allowance by portfolio for the three months ended September 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477
Provision for (recovery of) loan losses	(1,916)	2,365	(1,818)	516	2,025	4,191	5,363
Charge-offs	—	—	—	(389)	(1,519)	(1,343)	(3,251)
Recoveries	5	—	—	—	300	228	533
Ending Balance	$12,706	$6,762	$3,908	$836	$11,110	$6,800	$42,122

The activities in the allowance by portfolio for the three months ended September 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$12,092	$5,672	$8,388	$1,449	$9,785	$626	$38,012
Provision for (recovery of) loan losses	1,385	(544)	(470)	(963)	(1,677)	(7)	(2,276)
Charge-offs	—	—	(314)	—	(29)	(420)	(763)
Recoveries	2	—	—	1	858	29	890
Ending Balance	$13,479	$5,128	$7,604	$487	$8,937	$228	$35,863

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The activities in the allowance by portfolio for the nine months ended September 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	2,037	2,418	(3,365)	818	2,817	5,843	10,568
Charge-offs	—	(416)	—	(389)	(2,340)	(3,206)	(6,351)
Recoveries	17	—	—	2	1,625	395	2,039
Ending Balance	$12,706	$6,762	$3,908	$836	$11,110	$6,800	$42,122

The activities in the allowance by portfolio for the nine months ended September 30, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	4,205	(3,288)	1,705	(1,592)	(5,060)	175	(3,855)
Charge-offs	—	(1,908)	(314)	—	(230)	(1,596)	(4,048)
Recoveries	209	—	—	2	1,897	69	2,177
Ending Balance	$13,479	$5,128	$7,604	$487	$8,937	$228	$35,863

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following is additional information regarding the Company’s individually impaired loans and the allowance related to such loans as of and for the year ended September 30, 2022 and December 31, 2021:

	September 30, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$617	$5,562	$907	$—
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,914	4,484	5,014	—
	7,955	14,996	13,397	—
Loans with a related allowance:
Residential real estate lending	1,210	8,348	1,270	45
Multifamily	13,977	8,442	14,141	179
Commercial and industrial	15,075	13,930	15,884	4,995
	30,262	30,720	31,295	5,219
Total individually impaired loans:
Residential real estate lending	1,827	13,910	2,177	45
Multifamily	13,977	8,442	14,141	179
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,914	4,484	5,014	—
Commercial and industrial	15,075	13,930	15,884	4,995
	$38,217	$45,716	$44,692	$5,219

	December 31, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$10,507	$15,666	$11,896	$—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
	22,037	28,740	24,325	—
Loans with a related allowance:
Residential real estate lending	15,487	18,120	19,306	755
Multifamily	2,907	6,241	8,024	—
Commercial and industrial	12,785	13,746	13,207	4,350
	31,179	38,107	40,537	5,105
Total individually impaired loans:
Residential real estate lending	25,994	33,786	31,202	755
Multifamily	2,907	6,241	8,024	—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
Commercial and industrial	12,785	13,746	13,207	4,350
	$53,216	$66,847	$64,862	$5,105

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
As of September 30, 2022 and December 31, 2021, mortgage loans with an unpaid principal balance of $0.8 billion and $1.1 billion, respectively, were pledged to the FHLB to secure outstanding advances and letters of credit.

There were $1.6 million in related party loans outstanding as of September 30, 2022 compared to $0.5 million related party loans for December 31, 2021.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
5.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest bearing demand deposit accounts	$3,839,155	0.00%	$3,335,005	0.00%
NOW accounts	204,473	0.33%	210,844	0.08%
Money market deposit accounts	2,549,024	0.37%	2,227,953	0.12%
Savings accounts	384,644	0.32%	375,301	0.11%
Time deposits	183,011	0.44%	207,152	0.32%
	$7,160,307	0.17%	$6,356,255	0.06%

The scheduled maturities of time deposits as of September 30, 2022 are as follows:

(In thousands)
2022	$62,249
2023	87,543
2024	26,096
2025	5,006
2026	1,765
Thereafter	352
$183,011
Time deposits of $250,000 or more totaled $48.5 million as of September 30, 2022 and $43.7 million as of December 31, 2021.
From time to time the Bank will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $41.3 million and $56.0 million as of September 30, 2022 and December 31, 2021, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $56.4 million as of September 30, 2022 and $99.9 million as of December 31, 2021.
Included in total deposits are state and municipal deposits totaling $35.9 million and $65.5 million as of September 30, 2022 and December 31, 2021, respectively. Such deposits are secured by letters of credit issued by the FHLB or by securities pledged with the FHLB.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
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
On July 26, 2022 and September 29, 2022 the Company repurchased $3.25 million and $3.0 million, respectively, of the subordinated notes due on November 15, 2031.
FHLB advances are collateralized by the FHLB stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of September 30, 2022, the value of the other eligible assets had an estimated market value net of haircut totaling $1.4 billion (comprised of securities of $686.7 million and mortgage loans of $666.5 million). The fair value of assets pledged to the FHLB is required to be not less than 110% of the outstanding advances. There were $75 million outstanding FHLB advances as of September 30, 2022 and no outstanding FHLB advances as of December 31, 2021. FHLB advances are presented as Borrowed funds on the Consolidated Statements of Financial Condition.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of September 30, 2022 and September 30, 2021, we had 0.4 million and 0.4 million anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$22,944	$14,416	$56,722	$37,013
Dividends paid on preferred stock	—	—	—	—
Income attributable to common stock	$22,944	$14,416	$56,722	$37,013
Weighted average common shares outstanding, basic	30,673	31,094	30,864	31,216
Basic earnings per common share	$0.75	$0.46	$1.84	$1.19

Income attributable to common stock	$22,944	$14,416	$56,722	$37,013
Weighted average common shares outstanding, basic	30,673	31,094	30,864	31,216
Incremental shares from assumed conversion of options and RSUs	359	368	359	368
Weighted average common shares outstanding, diluted	31,032	31,462	31,223	31,584
Diluted earnings per common share	$0.74	$0.46	$1.82	$1.17

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
8.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of January 1, 2021, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of September 30, 2022 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2021	847,560	$13.19	4.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(361,800)	13.32	—
Outstanding, September 30, 2022	485,760	13.09	3.6	years	$4,594
Vested and Exercisable, September 30, 2022	485,760	$13.09	3.6	years	$4,594

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the nine months ended September 30, 2022 or for the nine months ended September 30, 2021.

Restricted Stock Units:

The Amalgamated Financial Corp. 2022 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 434,408 shares were available for issuance as of September 30, 2022.

During the nine months ended September 30, 2022, the Company granted 222,109 restricted stock units (“RSUs”) to employees under the Equity Plan and reserved 253,506 shares for issuance upon vesting assuming the Company’s employees achieve the maximum share payout.

Of the 222,109 RSUs granted to employees, 159,315 RSUs time-vest ratably over three years and were granted at an average fair value of $18.03 per share and 62,794 RSUs were performance-based and are more fully described below:

•The Company granted 16,536, 14,376 and 866 performance-based RSUs at a fair value of $17.39, $17.34 and $21.64 per share, respectively which vest subject to the achievement of the Company’s corporate goal for the three-year period from December 31, 2021 to December 31, 2024. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 47,667 shares, respectively.

•The Company granted 30,016 market-based RSUs at a fair value of $17.91 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 3, 2021 to February 2, 2024. The minimum and maximum awards that are achievable are 0 and 45,024 shares, respectively.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
A summary of the status of the Company’s employee RSUs as of September 30, 2022 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2021	401,585	$16.50
Awarded	222,109	17.93
Forfeited/Expired	(85,194)	16.28
Vested	(125,972)	16.83
Unvested, September 30, 2022	412,528	$16.13

Of the 412,528 unvested RSUs on September 30, 2022, the minimum units that will vest, solely due to a service test, are 314,938. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 493,577.

Compensation expense attributable to the employee RSUs was $0.5 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $4.9 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.1 years.

During the nine months ended September 30, 2022, the Company granted 30,217 RSUs to directors under the Equity Plan that vest after one year. The Company recorded an expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $0.3 million unrecognized cost related to the non-vested RSUs granted to directors.

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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. There were 2,905, 14,967 and 7,461 shares purchased under the ESPP on March 31, 2022, June 30, 2022, and September 30, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
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
The following summarizes those financial instruments measured at fair value in the Consolidated Statements of Financial Condition categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$—	$—	$—
GSE residential CMOs	—	419,862	—	419,862
GSE commercial certificates & CMO	—	268,312	—	268,312
Non-GSE residential certificates	—	111,148	—	111,148
Non-GSE commercial certificates	—	98,142	—	98,142
Other debt:
U.S. Treasury	8,015	—	—	8,015
ABS	—	902,758	—	902,758
Trust preferred	—	10,159	—	10,159
Corporate	—	139,090	—	139,090
Total assets carried at fair value	$8,015	$1,949,471	$—	$1,957,486

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,967	$—	$3,967
GSE residential CMOs	—	463,883	—	463,883
GSE commercial certificates & CMO	—	370,364	—	370,364
Non-GSE residential certificates	—	66,139	—	66,139
Non-GSE commercial certificates	—	81,101	—	81,101
Other Debt:
U.S. Treasury	200	—	—	200
ABS	—	989,188	—	989,188
Trust preferred	—	14,147	—	14,147
Corporate	—	124,421	—	124,421
Total assets carried at fair value	$200	$2,113,210	$—	$2,113,410

The following tables summarize assets measured at fair value on a non-recurring basis:

	September 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$32,998	$—	$—	$32,998	$32,998
	$32,998	$—	$—	$32,998	$32,998

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$48,111	$—	$—	$48,111	$48,111
	$48,111	$—	$—	$48,111	$48,111

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	September 30, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$66,223	$66,223	$—	$—	$66,223
Available for sale securities	1,957,486	8,015	1,949,471	—	1,957,486
Held to maturity securities	1,492,423	—	578,876	790,507	1,369,383
Loans held for sale	17,916	—	—	17,916	17,916
Loans receivable, net	3,829,168	—	—	3,438,967	3,438,967
Resell agreements	192,834	—	—	192,834	192,834
Accrued interest and dividends receivable	34,767	—	34,767	—	34,767

Financial liabilities:
Deposits payable on demand	6,977,296	—	6,977,296	—	6,977,296
Time deposits	183,011	—	182,747	—	182,747
Borrowed Funds	152,679	—	143,940	—	143,940
Accrued interest payable	1,111	—	1,111	—	1,111

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$330,485	$330,485	$—	$—	$330,485
Available for sale securities	2,113,410	200	2,113,210	—	2,113,410
Held to maturity securities	843,569	—	216,377	633,327	849,704
Loans held for sale	3,279	—	—	3,279	3,279
Loans receivable, net	3,276,358	—	—	3,291,377	3,291,377
Resell agreements	229,018	—	—	229,018	229,018
Accrued interest and dividends receivable	28,820	—	28,820	—	28,820
Financial liabilities:
Deposits payable on demand	6,149,103	—	6,149,103	—	6,149,103
Time deposits	207,152	—	207,369	—	207,369
Subordinated Debt	83,831	—	85,000	—	85,000
Accrued interest payable	569	—	569	—	569

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	September 30, 2022	December 31, 2021
(In thousands)
Commitments to extend credit	$835,241	$927,428
Standby letters of credit	21,536	18,752
Total	$856,777	$946,180

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.6 million as of September 30, 2022 and $1.5 million as of December 31, 2021.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in the Company's held-to-maturity investment portfolio. As of September 30, 2022, the Company had purchased $409.6 million of these obligations and had an estimated remaining commitment of $45.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
11.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of September 30, 2022. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
(In thousands)
Operating lease cost	$2,257	$6,765

Cash paid for amounts included in the measurement of Operating leases liability	$2,714	$7,976
Weighted average remaining lease term on operating leases (in years)	4.2	4.2
Weighted average discount rate used for operating leases liability	3.25%	3.25%

Note: Sublease income and variable income or expense considered immaterial

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
(In thousands)
Operating lease cost	$2,258	$6,679

Cash paid for amounts included in the measurement of Operating leases liability	$2,566	$7,573
Weighted average remaining lease term on operating leases (in years)	5.0	5.0
Weighted average discount rate used for operating leases liability	3.25%	3.26%

Note: Sublease income and variable income or expense considered immaterial

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of September 30, 2022:

(In thousands)
As of September 30, 2022
2022 remaining	$2,768
2023	11,285
2024	11,310
2025	10,574
2026	9,176
Thereafter	955
Total undiscounted operating lease payments	46,068
Less: present value adjustment	2,839
Total Operating leases liability	$43,229

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
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

At September 30, 2022 and December 31, 2021, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)
2022 remaining	$261
2023	888
2024	730
2025	574
2026	419
Thereafter	494
Total	$3,366

Accumulated amortization of the core deposit intangible was $5.7 million as of September 30, 2022.

Notes to Consolidated Financial Statements (unaudited)
September 30, 2022 and 2021 and December 31, 2021
13.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of September 30, 2022, the Company's maximum exposure to loss is $35.1 million.

	September 30, 2022	December 31, 2021
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$2,674	$1,681
Loans and letters of credit commitments	32,430	52,813
Funded portion of loans and letters of credit commitments	17,506	15,512

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(In thousands)
Tax credits and other tax benefits recognized	$668	$568	$2,004	$1,479

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of September 30, 2022, as compared to December 31, 2021, and our results of operations for the three and nine month periods ended September 30, 2022 and September 30, 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”), filed with the Securities and Exchange Commission on March 11, 2022. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of September 30, 2022. As of September 30, 2022, our total assets were $7.9 billion, our total loans, net of deferred fees and allowance were $3.8 billion, our total deposits were $7.2 billion, and our stockholders' equity was $487.7 million. As of September 30, 2022, our trust business held $37.6 billion in assets under custody and $12.5 billion in assets under management.
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
The standard requires a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is effective. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company established a Management Committee comprised of executives and senior leadership from applicable departments to evaluate the impact of this standard and monitor our progress towards adoption. The Management Committee's focus is to evaluate the impact to the Company, monitor status, as well as to assess and mitigate risks to the implementation of the standard. Currently, management is liaising with its vendors to finalize model development through input testing as well as assessment of the model outputs. The Company has conducted parallel tests with the current and future state credit loss estimation process. The Company expects to perform a full production parallel test in the upcoming quarter to ensure the Company is prepared for adoption of the standard as of January 1, 2023. The Company is also performing an analysis on the PACE securities which make up a majority of the held to maturity securities portfolio to determine the additional impact to the allowance for credit losses ("ACL") upon adoption of the standard.
The CECL model represents a significant departure from current GAAP and may result in significant changes to the Company's accounting for financial instruments. The Company is currently in the process of evaluating the quantitative and qualitative effect of the standard on our estimated credit losses under the standard, and while adoption could have a material impact on the Company's operating results and financial condition depending on the characteristics of our loan portfolio, as well as the current and forecasted economic conditions as of the date of adoption, management currently does not expect it to have a significant impact.
On March 31, 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-02, which eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Specifically, rather than applying the recognition and measurement guidance for TDRs, this ASU requires entities to evaluate receivable modifications, consistent with the accounting for other loan modifications, to determine whether a modification made to a borrower results is a new loan or a continuation of the existing loan. In addition, under the new ASU, entities are no longer required to use a discounted cash flow ("DCF") method to measure the ACL as a result of a modification or restructuring with a borrower experiencing financial difficulty. If a DCF method is used, the post-modification-derived effective interest rate is to be used, instead of the original interest rate as stipulated under the current GAAP. This ASU also enhances the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU amends the guidance on “vintage disclosures” to require the disclosure of current-period gross write-offs by year of origination. The Company will continue to apply the current TDR accounting model until the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) on January 1, 2023. The Company is currently assessing the impact of this ASU to our operating results or financial condition.

On January 7, 2021, the FASB has issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance amends the scope of ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was aimed at easing the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate ("LIBOR") (the benchmark interest rate banks use to make short-term loans to each other) and provided temporary, optional expedients and exceptions for applying accounting guidance to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. As the majority of our securities tied to LIBOR are expected to transition to the Secured Overnight Financing Rate ("SOFR") or pay off before the transition date and given that we do not have a substantial amount of commercial loans or any derivative transactions tied to LIBOR, the Adoption of ASU 2021-01 is not expected to have a material impact on our operating results or financial condition.

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

Net income for the third quarter of 2022 was $22.9 million, or $0.74 per diluted share, compared to $14.4 million, or $0.46 per diluted share, for the third quarter of 2021.

Net income for the nine months ended September 30, 2022 was $56.7 million, or $1.82 per diluted share, compared to $37.0 million, or $1.17 per diluted share, for same period in 2021. The $19.7 million increase was primarily due to a $35.1 million increase in interest income on securities, partially offset by a $7.8 million increase in non-interest expense.

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
Three Months Ended September 30, 2022 and 2021
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$222,071	$971	1.73%	$632,526	$230	0.14%
Securities	3,522,863	29,735	3.35%	2,545,703	14,192	2.21%
Resell Agreements	232,956	1,845	3.14%	114,100	463	1.61%
Total loans, net (1)(2)	3,693,688	38,264	4.11%	3,087,744	29,915	3.84%
Total interest earning assets	7,671,578	70,815	3.66%	6,380,073	44,800	2.79%
Non-interest earning assets:
Cash and due from banks	4,783			8,464
Other assets	265,736			243,969
Total assets	$7,942,097			$6,632,506

Interest bearing liabilities:
Savings, NOW and money market deposits	3,031,402	$2,329	0.30%	2,641,719	$1,173	0.18%
Time deposits	184,476	162	0.35%	241,009	240	0.40%
Total deposits	3,215,878	2,491	0.31%	2,882,728	1,413	0.19%
Other Borrowings	85,323	696	3.24%	—	—	0.00%
Total interest bearing liabilities	3,301,201	3,187	0.38%	2,882,728	1,413	0.19%
Non-interest bearing liabilities:
Demand and transaction deposits	4,053,953			3,077,231
Other liabilities	75,143			116,790
Total liabilities	7,430,297			6,076,749
Stockholders' equity	511,800			555,757
Total liabilities and stockholders' equity	$7,942,097			$6,632,506

Net interest income / interest rate spread		$67,628	3.28%		$43,387	2.60%
Net interest earning assets / net interest margin	$4,370,377		3.50%	$3,497,345		2.70%

Total Cost of Deposits			0.14%			0.09%
(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2) Income and yield includes prepayment penalty income in 3Q2022 and 3Q2021 of $800 thousand and $169 thousand, respectively

Net interest income was $67.6 million for the third quarter of 2022, compared to $43.4 million for the third quarter of 2021. The $24.2 million increase from the third quarter of 2021 was primarily attributable to a strategic $1.0 billion increase in average securities and a 114 basis point increase in securities yield due to the rising rate environment, as well as a $605.9 million increase in average loan balances.

Our net interest spread was 3.28% for the three months ended September 30, 2022, compared to 2.60% for the same period in 2021, an increase of 68 basis points. Our net interest margin was 3.50% for the third quarter of 2022, an increase of 80 basis points from 2.70% in the third quarter of 2021. The accretion of the loan mark from the loans we acquired in our New Resource Bank ("NRB") acquisition contributed zero basis points to our net interest margin in the third quarter of 2022, compared to one basis points in the third quarter of 2021. Prepayment penalties earned through loan income contributed $0.8 million, or four basis points, to our net interest margin in the third quarter of 2022, compared to one basis point in the third quarter of 2021.

The yield on average earning assets was 3.66% for the three months ended September 30, 2022, compared to 2.79% for the same period in 2021, an increase of 87 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan and securities balances.

The average rate on interest-bearing liabilities was 0.38% for the three months ended September 30, 2022, an increase of 19 basis points from the same period in 2021, which was primarily due to the increase in other borrowings expense with the issuance of subordinated debt and the rising rate environment that led to an increase in interest expense paid for deposits. Noninterest-bearing deposits represented 56% of average deposits for the three months ended September 30, 2022, contributing to a total cost of deposits of 14 basis points in the third quarter of 2022.

Nine Months Ended September 30, 2022 and 2021
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest earning assets:
Interest-bearing deposits in banks	$316,288	$1,701	0.72%	$508,421	$451	0.12%
Securities	3,387,707	71,477	2.82%	2,321,979	38,643	2.23%
Resell agreements	227,932	3,610	2.12%	138,967	1,365	1.31%
Total loans, net (1)(2)	3,493,405	103,157	3.95%	3,180,890	91,180	3.83%
Total interest earning assets	7,425,332	179,945	3.24%	6,150,257	131,639	2.86%
Non-interest earning assets:
Cash and due from banks	7,752			7,780
Other assets	267,315			263,170
Total assets	$7,700,399			$6,421,207

Interest bearing liabilities:
Savings, NOW and money market deposits	2,986,588	$4,908	0.22%	2,574,463	$3,568	0.19%
Time deposits	191,944	466	0.32%	259,609	848	0.44%
Total deposits	3,178,532	5,374	0.23%	2,834,072	4,416	0.21%
Other Borrowings	84,604	2,077	3.28%	165	—	0.00%
Total interest bearing liabilities	3,263,136	7,451	0.31%	2,834,237	4,416	0.21%
Non-interest bearing liabilities:
Demand and transaction deposits	3,821,571			2,925,516
Other liabilities	85,996			112,721
Total liabilities	7,170,703			5,872,474
Stockholders' equity	529,696			548,733
Total liabilities and stockholders' equity	$7,700,399			$6,421,207

Net interest income / interest rate spread		$172,494	2.93%		$127,223	2.65%
Net interest earning assets / net interest margin	$4,162,196		3.11%	$3,316,020		2.77%

Total Cost of Deposits			0.10%			0.10%

(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2) Income and yield includes prepayment penalty income in September YTD 2022 and September YTD 2021 of $1.6 million and $1.3 million, respectively
Our net interest income was $172.5 million for the nine months ended September 30, 2022, compared to $127.2 million for the same period in 2021. The year-over-year increase of $45.3 million, or 35.6%, was primarily attributable to an increase in average securities of $1.1 billion and a 59 basis point increase in securities yield due to the rising interest rate environment as well as a $312.5 million increase in average loan balances.

Our net interest spread was 2.93% for the nine months ended September 30, 2022, compared to 2.65% for the same period in 2021, an increase of 28 basis points. Our net interest margin was 3.11% for the nine months ended September 30, 2022, an increase of 34 basis points from 2.77% in the same period in 2021.

The yield on average earning assets was 3.24% for the nine months ended September 30, 2022, compared to 2.86% for the same period in 2021, an increase of 38 basis points. This increase was driven primarily by an increase on yields on both loans and securities due to a rising interest rate environment.

The average rate on interest-bearing liabilities, comprised almost entirely of deposits, was 0.31% for the nine months ended September 30, 2022, an increase of 10 basis points from the same period in 2021, which was primarily due to the increase in other borrowings expense with the issuance of subordinated debt. Noninterest-bearing deposits represented 55% of average deposits for the nine months ended September 30, 2022, contributing to a total cost of deposits of 10 basis points in the first nine months of 2022.

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

	Three Months Ended September 30, 2022 over September 30, 2021			Nine Months Ended September 30, 2022 over September 30, 2021
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest earning assets:
Interest-bearing deposits in banks	$(681)	$1,422	$741	$(670)	$1,920	$1,250
Securities and FHLB stock	6,980	8,563	15,543	19,719	13,115	32,834
Resell Agreements	707	675	1,382	1,135	1,110	2,245
Total loans, net	5,962	2,387	8,349	8,941	3,036	11,977
Total interest income	12,968	13,047	26,015	29,125	19,181	48,306

Interest bearing liabilities:
Savings, NOW and money market deposits	281	875	1,156	674	666	1,340
Time deposits	(53)	(25)	(78)	(185)	(197)	(382)
Total deposits	228	850	1,078	489	469	958
Other borrowings	657	39	696	1,011	1,066	2,077
Total interest expense	885	889	1,774	1,500	1,535	3,035
Change in net interest income	$12,083	$12,158	$24,241	$27,625	$17,646	$45,271
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

Three Months Ended September 30, 2022 and 2021

Our provision for loan losses totaled an expense of $5.4 million for the third quarter of 2022 compared to a release of $2.3 million for the same period in 2021. The expense increase in the third quarter of 2022 was primarily driven by loan growth and $1.6 million in charge-offs related to nonperforming loans that were transferred to held for sale.
Nine Months Ended September 30, 2022 and 2021

Our provisions for loan losses totaled an expense of $10.6 million for the nine months ended September 30, 2022, compared to a release of $3.9 million for the same period in 2021. The provision for the nine months ended September 30, 2022 was primarily due to loan growth, an increase in specific reserves on one loan in our CRE portfolio, the aforementioned $1.6 million in charge-offs related to nonperforming loans transferred to held for sale as compared to the release in the prior year due to improvement in loss rates and other qualitative factors, and improved credit quality as the economy recovered from the COVID-19 pandemic in addition to lower loan balances.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Trust Department fees	$3,872	$3,353	$10,842	$10,471
Service charges on deposit accounts	2,735	2,466	8,008	6,941
Bank-owned life insurance	785	539	2,882	1,858
Gain (loss) on sale of securities	(1,844)	413	(2,264)	755
Gain (loss) on sale of loans, net	(367)	280	(32)	1,706
Gain (loss) on other real estate owned, net	—	—	—	(407)
Equity method investments	(1,151)	(483)	(1,357)	(5,720)
Other	973	134	1,592	424
Total non-interest income	$5,003	$6,702	$19,671	$16,028
Three Months Ended September 30, 2022 and 2021

Non-interest income was $5.0 million for the third quarter of 2022, compared to $6.7 million for the third quarter in 2021. The decrease of $1.7 million in the third quarter of 2022 compared to the corresponding quarter in 2021 was primarily due to a loss of $1.8 million on sale of securities as part of strategic sales in order to reinvest in higher yielding securities. Further attributing to this decrease was a loss of $1.2 million related to equity investments in solar initiatives in the third quarter of 2022 compared to a loss of $0.5 million in the third quarter in 2021. This is due to the timing of tax credits and subsequent losses generated before reaching a steady flow of income.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.9 million in the third quarter of 2022, an increase of $0.5 million, or 15.5%, from same period in 2021. The increase is attributed to an increase in custody fees charged.

Nine Months Ended September 30, 2022 and 2021

Non-interest income was $19.7 million for the nine months ended September 30, 2022, compared to $16.0 million for the same period in 2021, an increase of $3.7 million. This increase is primarily due to the tax credits on equity investment projects being in a $1.4 million loss position compared to a $5.7 million loss position in the prior year, in addition to a $1.1 million increase in service charges on deposit accounts and a $1.0 million increase in income from BOLI. The increase was slightly offset by a $2.3 million loss on sale of securities as compared to a gain of $0.8 million in the previous year.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Compensation and employee benefits, net	$19,527	$17,482	$55,242	$52,485
Occupancy and depreciation	3,481	3,440	10,378	10,293
Professional fees	3,173	2,348	8,733	9,219
Data processing	4,149	4,521	13,660	10,848
Office maintenance and depreciation	807	887	2,316	2,362
Amortization of intangible assets	262	301	785	905
Advertising and promotion	795	1,023	2,410	2,248
Other	4,064	3,032	11,477	8,863
Total non-interest expense	$36,258	$33,034	105,001	97,223

Three Months Ended September 30, 2022 and 2021
Non-interest expense for the third quarter of 2022 was $36.3 million, an increase of $3.3 million from the third quarter of 2021. The increase of $3.3 million from the third quarter of 2021 was driven by a $2.0 million increase in compensation and benefits expense in order to remain competitive with market increases. The increase was also driven by a $0.9 million increase in professional fees as a result of an increase in external accounting expense and a $1.1 million increase in other expense related to increased FDIC assessment and personnel recruitment expense.

Nine Months Ended September 30, 2022 and 2021

Non-interest expense for the nine months ended September 30, 2022 was $105.0 million, an increase of $7.8 million from $97.2 million for the nine months ended September 30, 2021. The increase was primarily due to a $2.9 million increase in data processing expense primarily related to the modernization of our Trust Department and a $2.7 million increase in compensation and benefits expense in order to remain competitive with market increases. There was also a slight increase in miscellaneous bank expenses and fees related to the sale of non-performing loans held for sale.

Income Taxes

Three Months Ended September 30, 2022 and 2021

We had a provision for income tax expense of $8.1 million for the third quarter of 2022, compared to $4.9 million for the third quarter of 2021. Our effective tax rate for the third quarter of 2022 was 26.0%, compared to 25.4% for the third quarter of 2021.

Nine Months Ended September 30, 2022 and 2021

We had a provision for income tax expense of $19.9 million for the nine months ended September 30, 2022, compared to $12.9 million for the same period in 2021. Our effective tax rate was 25.9% for the nine months ended September 30, 2022, compared to 25.8% for the same period in 2021.

Financial Condition

Balance Sheet

Our total assets were $7.9 billion at September 30, 2022, compared to $7.1 billion at December 31, 2021. The increase of $0.8 billion was driven primarily by a $492.9 million increase in investment securities and a $552.8 million increase in loans receivable, net.
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

Our investment securities portfolio consists of securities classified as available for sale and held to maturity. There were no trading securities in our investment portfolio at September 30, 2022 or at December 31, 2021. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At September 30, 2022 and December 31, 2021, we had available for sale securities of $2.0 billion and $2.1 billion, respectively.
At September 30, 2022, our held to maturity securities portfolio primarily consisted of PACE bonds, asset-backed securities, tax-exempt municipal securities, GSE residential certificates and other debt. We carry these securities at amortized cost. We had held to maturity securities of $1.5 billion at September 30, 2022, and $843.6 million at December 31, 2021.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2022, we evaluated those securities which had an unrealized loss for other than temporary impairment ("OTTI"), and determined substantially all of the decline in value to be temporary. There were $3.3 billion of investment securities with unrealized losses at September 30, 2022 of which $9.5 million had a continuous unrealized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held to maturity securities, as of the dates indicated.

	September 30, 2022		December 31, 2021
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$3,967	0.1%
GSE residential CMOs	419,862	12.2%	463,883	15.7%
GSE commercial certificates & CMO	268,312	7.8%	370,364	12.5%
Non-GSE residential certificates	111,148	3.2%	66,139	2.3%
Non-GSE commercial certificates	98,142	2.8%	81,101	2.7%

Other debt:
U.S. Treasury	8,015	0.2%	200	0.0%
ABS	902,758	26.2%	989,188	33.5%
Trust preferred	10,159	0.3%	14,147	0.5%
Corporate	139,090	4.0%	124,421	4.2%
Total available for sale	1,957,486	56.7%	2,113,410	71.5%

Held to maturity:
Mortgage-related:
GSE residential CMOs	$71,252	2.1%	$—	0.0%
GSE commercial certificates	90,546	2.6%	30,742	1.0%
GSE residential certificates	431	0.0%	442	0.0%
Non GSE commercial certificates	32,613	0.9%	10,333	0.3%
Non GSE residential certificates	51,506	1.5%	10,796	0.4%

Other debt:
ABS	291,488	8.5%	75,800	2.6%
Commercial PACE	220,827	6.4%	175,712	5.9%
Residential PACE	635,874	18.4%	451,682	15.3%
Municipal	95,886	2.8%	84,962	2.9%
Other	2,000	0.1%	3,100	0.1%
Total held to maturity	1,492,423	43.3%	843,569	28.5%

Total securities	$3,449,909	100.0%	$2,956,979	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of September 30, 2022
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
GSE residential CMOs	—	0.0%	—	0.0%	51,469	2.8%	404,661	2.8%
GSE commercial certificates & CMO	—	0.0%	23,720	2.7%	208,686	3.8%	45,197	2.6%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	126,799	2.6%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	109,144	3.0%

Other debt:
U.S. Treasury	—	0.0%	8,201	2.9%	—	0.0%	—	0.0%
ABS	—	0.0%	4,010	2.1%	344,150	4.9%	594,015	4.4%
Trust preferred	—	0.0%	6,993	4.2%	3,995	4.3%	—	0.0%
Corporate	—	0.0%	55,103	4.1%	101,044	3.8%	—	0.0%

Held to maturity:
Mortgage-related:
GSE CMOs	—	0.0%	—	0.0%	—	0.0%	71,252	3.0%
GSE commercial certificates	—	0.0%	4,904	2.9%	10,392	3.3%	75,250	2.7%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	431	3.9%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	32,613	2.1%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	51,506	3.1%

Other debt:
ABS	—	0.0%	—	0.0%	6,996	5.1%	284,492	4.6%
Commercial PACE	—	0.0%	—	0.0%	—	0.0%	220,827	4.6%
Residential PACE	—	0.0%	—	0.0%	—	0.0%	635,874	4.3%
Municipal	—	0.0%	9,414	3.7%	—	0.0%	86,472	2.7%
Other	2,000	3.3%	—	0.0%	—	0.0%	—	0.0%

Total securities	$2,000	3.3%	$112,345	3.6%	$726,732	4.3%	$2,738,533	3.8%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings as of September 30, 2022:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$677,398	57%	3.2	100%	99%	1%	0%	0%	0%	100%
Consumer	207,952	17%	5.1	0%	13%	28%	57%	2%	0%	100%
Mortgage	200,511	17%	2.5	86%	100%	0%	0%	0%	0%	100%
Student	108,385	9%	4.0	56%	94%	6%	0%	0%	0%	100%
Total Securities:	$1,194,246	100%	3.5	76%	84%	6%	10%	0%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $3.8 billion as of September 30, 2022 compared to $3.3 billion as of December 31, 2021. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the third quarter of 2022, we purchased $62.3 million of residential loans, $5.2 million of home improvement loans, $49.6 million of consumer solar loans and $10.7 million of commercial loans that are unconditionally guaranteed by the United States government.
The following table sets forth the composition of our loan portfolio, as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022		December 31, 2021
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$805,087	20.8%	$729,385	22.0%
Multifamily mortgages	884,790	22.9%	821,801	24.8%
Commercial real estate mortgages	338,002	8.7%	369,429	11.2%
Construction and land development mortgages	38,946	1.0%	31,539	1.0%
Total commercial portfolio	2,066,825	53.4%	1,952,154	59.0%

Retail portfolio:
Residential real estate lending	1,332,010	34.5%	1,063,682	32.2%
Consumer and other	467,793	12.1%	291,818	8.8%
Total retail portfolio	1,799,803	46.6%	1,355,500	41.0%
Total loans	3,866,628	100.0%	3,307,654	100.0%

Net deferred loan origination costs (fees)	4,662		4,570
Allowance for loan losses	(42,122)		(35,866)
Total loans, net	$3,829,168		$3,276,358

Commercial loan portfolio
Our commercial loan portfolio comprised 53.4% of our total loan portfolio at September 30, 2022 and 59.0% of our total loan portfolio at December 31, 2021. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. The primary source of repayment for C&I loans is generally operating cash flows of the business. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment and accounts receivable). The average size of our C&I loans at September 30, 2022 by exposure was $4.7 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $805.1 million at September 30, 2022, which comprised 20.8% of our total loan portfolio. During the nine months ended September 30, 2022, the C&I loan portfolio increased by 10.4% from $729.4 million at December 31, 2021.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 71% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.
Our multifamily loans totaled $884.8 million at September 30, 2022, which comprised 22.9% of our total loan portfolio. During the nine months ended September 30, 2022, the multifamily loan portfolio increased by 7.7% from $821.8 million at December 31, 2021.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $338.0 million at September 30, 2022, which comprised 8.7% of our total loan portfolio. During the nine months ended September 30, 2022, the CRE loan portfolio decreased by 8.5% from $369.4 million at December 31, 2021.

Retail loan portfolio
Our retail loan portfolio comprised 46.6% of our total loan portfolio at September 30, 2022 and 41.0% of our loan portfolio at December 31, 2021. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of September 30, 2022, 80% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 18% were purchased from two third parties on or after July 2014, and 2% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.3 billion at September 30, 2022, which comprised 74.0% of our retail loan portfolio and 34.5% of our total loan portfolio. As of September 30, 2022, our residential real estate lending loans increased by 25.2% from $1.1 billion at December 31, 2021.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $467.8 million at September 30, 2022, which comprised 12.1% of our total loan portfolio, compared to $291.8 million, or 8.8% of our total loan portfolio, at December 31, 2021.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at September 30, 2022 and December 31, 2021:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
September 30, 2022:
Commercial Portfolio:
Commercial and industrial	$69,024	$257,823	$246,427	$231,813	$805,087
Multifamily	64,975	528,491	281,928	9,396	884,790
Commercial real estate	83,424	181,176	66,710	6,692	338,002
Construction and land development	24,648	14,298	—	—	38,946

Retail Portfolio:
Residential real estate lending	37	1,332	167,977	1,162,664	1,332,010
Consumer and other	632	4,599	64,926	397,636	467,793
Total Loans	$242,740	$987,719	$827,968	$1,808,201	$3,866,628

(In thousands)	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$753,562	$750,788	$1,241,478	$2,745,828
Floating or adjustable interest rates	234,157	77,180	566,723	878,060
Total Loans	$987,719	$827,968	$1,808,201	$3,623,888

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
December 31, 2021:
Commercial Portfolio:
Commercial and industrial	$89,499	$241,432	$178,917	$219,537	$729,385
Multifamily	147,340	429,126	228,851	16,484	821,801
Commercial real estate	88,506	222,843	58,080	—	369,429
Construction and land development	29,264	2,275	—	—	31,539

Retail Portfolio:
Residential real estate lending	399	1,836	175,193	886,254	1,063,682
Consumer and other	1,327	1,151	45,517	243,823	291,818
Total Loans	$356,335	$898,663	$686,558	$1,366,098	$3,307,654

(In thousands)	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$709,569	$618,748	$835,675	$2,163,992
Floating or adjustable interest rates	189,094	67,810	530,423	787,327
Total Loans	$898,663	$686,558	$1,366,098	$2,951,319

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
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of September 30, 2022, the remaining mark is $0.7 million. In addition, the allowance includes $0.8 million on-balance-sheet and $30.0 thousand off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassifications of product types subsequent to the acquisition.

The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Balance at beginning of period	$39,477	$38,012	$35,866	$41,589
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	—	—	—
Multifamily	—	—	416	1,908
Commercial real estate	—	314	—	314
Construction and land development	389	—	389	—
Retail portfolio:
Residential real estate lending	1,519	29	2,340	230
Consumer and other	1,343	420	3,206	1,596
Total loan charge-offs	3,251	763	6,351	4,048
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	5	2	17	209
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	1	2	2
Retail portfolio:
Residential real estate lending	300	858	1,625	1,897
Consumer and other	228	29	395	69
Total loan recoveries	533	890	2,039	2,177
Net (recoveries) charge-offs	2,718	(127)	4,312	1,871
Provision for (recovery of) loan losses	5,363	(2,276)	10,568	(3,855)
Balance at end of period	$42,122	$35,863	$42,122	$35,863

The allowance increased $6.2 million to $42.1 million at September 30, 2022 from $35.9 million at December 31, 2021. The increase was primarily due to increases in loan balances. At September 30, 2022, we had $38.2 million of impaired loans for which a specific allowance of $5.2 million was made, compared to $53.2 million of impaired loans at December 31, 2021 for which a specific allowance of $5.1 million was made. The ratio of allowance to total loans was 1.09% for September 30, 2022 and 1.08% for December 31, 2021.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At September 30, 2022		At December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$12,706	20.8%	$10,652	22.0%
Multifamily	6,762	22.9%	4,760	24.8%
Commercial real estate	3,908	8.7%	7,273	11.2%
Construction and land development	836	1.0%	405	1.0%
Total commercial portfolio	$24,212	53.4%	$23,090	59.0%

Retail Portfolio:
Residential real estate lending	$11,110	34.5%	$9,008	32.2%
Consumer and other	6,800	12.1%	3,768	8.8%
Total retail portfolio	$17,910	46.6%	$12,776	41.0%

Total allowance for loan losses	$42,122		$35,866

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

The following table sets forth our nonperforming assets as of September 30, 2022 and December 31, 2021:

(In thousands)	September 30, 2022	December 31, 2021
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	5,858	1,000
Troubled debt restructured loans - accruing loans held for sale	10,179	—
Nonaccrual loans excluding held for sale loans and restructured loans	7,499	14,722
Troubled debt restructured loans - nonaccrual	12,322	13,497
Troubled debt restructured loans - accruing	18,396	24,997
Other real estate owned	—	307
Impaired securities	37	63
Total nonperforming assets	$54,291	$54,586

Nonaccrual loans:
Commercial and industrial	$9,356	$8,313
Multifamily	3,494	2,907
Commercial real estate	4,914	4,054
Construction and land development	—	—
Total commercial portfolio	17,764	15,274

Residential real estate lending	675	12,525
Consumer and other	1,382	420
Total retail portfolio	2,057	12,945
Total nonaccrual loans	$19,821	$28,219

Nonperforming assets to total assets	0.69%	0.77%
Nonaccrual assets to total assets	0.33%	0.42%
Nonaccrual loans to total loans	0.51%	0.85%
Allowance for loan losses to nonaccrual loans	212.51%	127.10%
Allowance for loan losses to total loans	1.09%	1.08%
Annualized net charge-offs (recoveries) to average loans	0.29%	0.17%

Nonperforming assets totaled $54.3 million, or 0.69% of period-end total assets at September 30, 2022, a decrease of $0.3 million, compared with $54.6 million, or 0.77% of period-end total assets at December 31, 2021. The decrease in non-performing assets at September 30, 2022 compared to December 31, 2021 assets was primarily driven by the sale of $3.9 million of residential loans held for sale during the quarter in addition to the pay down of $5.8 million of commercial and industrial loans that are part of one borrower relationship and one $3.5 million nonaccrual multifamily loan that was paid off. This decrease was almost entirely offset by the restructuring of $6.5 million in loans that are part of one borrower relationship, as well as two loans totaling $5.2 million that were moved to nonaccrual in the second quarter of 2022, leading to the overall stable balance of nonperforming assets.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $84.9 million, or 1.1% of total assets, at September 30, 2022, as follows: $81.6 million are commercial loans currently in workout that management expects will be rehabilitated; $3.3 million are residential 1-4 family or retail loans, with $464 thousand at 30 days delinquent, and $2.8 million at 60 days delinquent.

Resell Agreements
As of September 30, 2022, we have entered into $192.8 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 3.69%. As of December 31, 2021, we have entered into $229.0 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 1.21%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $64.0 million at September 30, 2022 and $26.7 million at December 31, 2021. As of September 30, 2022, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.2 billion at September 30, 2022, compared to $6.4 billion at December 31, 2021. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of September 30, 2022 and December 31, 2021, we had approximately $1.2 billion and $989.6 million, respectively, in political deposits which are primarily in demand deposits.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at September 30, 2022 are summarized as follows:

Maturities as of September 30, 2022
(In thousands)
Within three months	$62,249
After three but within six months	39,056
After six months but within twelve months	46,688
After twelve months	35,018
$183,011
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of September 30, 2022 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points. In the current interest rate environment, a downward shift of the yield curve of 200, 300 and 400 basis points does not provide us with meaningful results and, therefore, is not shown.
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

Change in Market Interest Rates as of September 30, 2022	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-24.1%	(349,850)	-7.0%	(20,062)
+300 basis points	-15.0%	(218,710)	-1.5%	(4,427)
+200 basis points	-7.9%	(114,645)	1.5%	4,271
+100 basis points	-2.0%	(29,518)	1.9%	5,494
-100 basis points	-3.2%	(46,575)	-3.7%	(10,531)
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
At September 30, 2022, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $66.2 million, or 0.8% of total assets, compared to $330.5 million, or 4.7% of total assets at December 31, 2021. The $264.3 million, or 80.0%, decrease is due to deposit outflows during the quarter as well as significant loan funding. Our available for sale securities at September 30, 2022 were $2.0 billion, or 24.9% of total assets, compared to $2.1 billion, or 29.9% of total assets at December 31, 2021. Investment securities with an aggregate fair value of $92.4 million at September 30, 2022 were pledged to secure public deposits and repurchase agreements.
The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLB, from which we can borrow for leverage or liquidity purposes. The FHLB requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2022, we had $75.0 million in advances from the FHLB and a remaining credit availability of $1.4 billion. In addition, we maintain borrowing capacity of approximately $63.9 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
Capital Resources

Total stockholders’ equity at September 30, 2022 was $487.7 million, compared to $563.9 million at December 31, 2021, a decrease of $76.1 million. The decrease was primarily driven by a $113.3 million decrease in accumulated other comprehensive income due to the mark to market on our securities portfolio and was partially offset by $56.7 million of net income. Also attributing to the decrease in total stockholders' equity was an $11.5 million decrease in additional paid-in capital, which was primarily driven by $12.5 million of common stock that was purchased as part of our share repurchase program in the first three quarters of 2022. Further attributing to this decrease was $8.0 million of dividends paid.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
September 30, 2022
Consolidated:
Total capital to risk weighted assets	$696,321	14.43%	$386,132	8.00%	$482,665	10.00%
Tier 1 capital to risk weighted assets	574,898	11.91%	289,599	6.00%	386,132	8.00%
Tier 1 capital to average assets	574,898	7.16%	320,975	4.00%	401,218	5.00%
Common equity tier 1 to risk weighted assets	574,898	11.91%	217,199	4.50%	313,732	6.50%
Bank:
Total capital to risk weighted assets	$682,021	14.13%	$386,125	8.00%	$482,657	10.00%
Tier I capital to risk weighted assets	638,277	13.22%	289,594	6.00%	386,125	8.00%
Tier I capital to average assets	638,277	7.95%	320,973	4.00%	401,217	5.00%
Common equity tier 1 to risk weighted assets	638,277	13.22%	217,195	4.50%	313,727	6.50%

December 31, 2021
Consolidated:
Total capital to risk weighted assets	$656,719	15.95%	$329,471	8.00%	$411,839	10.00%
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%	329,471	8.00%
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%	350,567	5.00%
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%	267,695	6.50%
Bank:
Total capital to risk weighted assets	$613,030	14.89%	$329,376	8.00%	$411,720	10.00%
Tier 1 capital to risk weighted assets	575,692	13.98%	247,032	6.00%	329,376	8.00%
Tier 1 capital to average assets	575,692	8.21%	280,433	4.00%	205,860	5.00%
Common equity tier 1 to risk weighted assets	575,692	13.98%	185,274	4.50%	267,618	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.

As of September 30, 2022, the Company and the Bank were categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of September 30, 2022 and December 31, 2021:

September 30, 2022
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$77,679	$—	$—	$—	$77,679
Operating Leases	46,068	2,768	33,169	10,131	—
Purchase Obligations	27,646	4,612	9,224	6,660	7,150
Certificates of Deposit	183,011	62,249	118,645	1,765	352
	$334,404	$69,629	$161,038	$18,556	$85,181

December 31, 2021
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$83,831	$—	$—	$—	$83,831
Operating Leases	51,824	10,955	21,420	18,923	526
Purchase Obligations	31,322	4,612	9,224	8,386	9,100
Certificates of Deposit	207,152	182,654	18,784	5,714	—
	$374,129	$198,221	$49,428	$33,023	$93,457

Investment Obligations

We are a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of 2022. These investments are to be held in our held-to-maturity investment portfolio. As of September 30, 2022, we had purchased $409.6 million of these obligations and had an estimated remaining commitment of $45.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. We anticipate these commitments will be funded by means of normal cash flows, by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk as of September 30, 2022 from that presented in the 2021 Annual Report. Our interest rate sensitivity position at September 30, 2022 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of September 30, 2022. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended September 30, 2022 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
July 1 through July 31, 2022	19,756	$20.48	14,656	$28,553,565
August 1 through August 31, 2022	23,832	22.85	20,000	$28,098,365
September 1 through September 30, 2022	—	—	—	$28,098,365
Total	43,588	$21.78	34,656

(1) Includes shares withheld by the Company to pay the taxes associated with the vesting of stock options. There were 8,932 shares withheld for taxes during the quarter.

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $0.7 million of common stock was purchased during the second quarter of 2022.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the quarters ended September 30, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the quarters ended September 30, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended September 30, 2022, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

November 4, 2022	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2022	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)