Form 10-K
period 2022-12-31
Amalgamated Financial Corp.
filed 2023-03-09
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.(1) ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).(1) ☐
(1)Check boxes are blank until we are required to have a recovery policy under the applicable Nasdaq listing standard.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of the voting stock of the registrant held by non‑affiliates was approximately $277,069,932 based on the closing sale price of $19.78 per share on June 30, 2022. For purposes of the foregoing calculation only, all directors and named executive officers of the registrant, Workers United and The Yucaipa Companies, LLC have been deemed affiliates. As of March 9, 2023, the registrant had 30,736,141 shares of common stock outstanding at $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

These forward-looking statements involve significant risks and uncertainties that could cause our actual results to differ materially from those anticipated in such statements. Potential risks and uncertainties include, but are not limited to, those described under “Risk Factors” and the following:

•our ability to attract customers based on our reputation for shared values and or mission alignment;
•the projected population, residential and commercial growth in the markets in which we operate;
•our ability to achieve organic loan and deposit growth and the composition of such growth;
•competitive pressures among depository and other financial institutions, including non-bank financial technology providers, and our ability to attract customers from other financial institutions;
•our ability to successfully identify acquisition targets, obtain regulatory approval for acquisitions and combine the operations of acquired entities with the Company’s own operations;
•the composition of our loan portfolio, including any concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which we operate;
•inaccuracy of the assumptions and estimates we make and policies that we implement in establishing our allowance for loan losses, including changes in the allowance for loan losses resulting from the adoption and implementation of the Current Expected Credit Loss (“CECL”) methodology;
•potential deterioration in the financial condition of borrowers resulting in significant increases in loan losses, provisions for those losses that exceed our current allowance for loan losses and higher loan charge-offs;
•more servicing staff and higher costs necessary to resolve nonperforming assets;
•impairment of our assets, including intangible assets;
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
•general economic conditions may be less favorable than expected, including the possibility of an economic recession in the United States and abroad, which could result in, among other things, fluctuations in the values of our assets and liabilities and off-balance sheet exposures, a deterioration in credit quality, a reduction in demand for credit, and a decline in real estate values;
•the general decline in the real estate and lending markets, particularly in our market areas, including the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
•interest rate volatility resulting in fluctuating net interest margins and/or the volumes or values of loans made or held, deposits held, and the value of other financial assets;

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
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of December 31, 2022.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily mortgages, consumer loans (predominantly residential solar) and a variety of commercial and consumer deposit products, including non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders, as well as the members and stakeholders of these commercial customers. In 2021, we introduced ResponsiFunds which are Environmental, Social and Governance ("ESG") impact products designed to align our clients' investment growth goals with their organizational values.
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. In 2021, we were recognized for our leadership on the global stage for our work on climate change with governance positions in the United Nations ("UN") convened Net Zero Banking Alliance and the Global Partnership for Carbon Accounting Financials ("PCAF") and an advisory role for the Glasgow Finance Alliance for Net Zero.

Environmental, Social, and Governance Responsibility

We maintain an explicit commitment to the highest Corporate Social Responsibility and ESG standards. Under the direction of our Board of Directors and executive management, we are diligent in fulfilling our mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive social change. Our Executive and Corporate Social Responsibility Committee has oversight of our ESG activities and communications. In addition, a formal cross-department Corporate Social Responsibility (“CSR”) Committee is comprised of employees responsible for implementing various ESG policies, strategies, and communications. The CSR Committee is led by the Chief Sustainability Officer and reports regularly to the Executive and Corporate Social Responsibility Committee.

Our business strategy is focused on providing impact banking and lending services to a customer base that cares about how their money is invested. That strategy is rooted in our nearly 100-year history as a bank serving working people, labor unions, nonprofits, foundations, and impact businesses. We believe that there is a growing base of customers who want to entrust their monies with a company that aligns with their values. Our policy is to not lend to, or invest our own money in, (i) fossil fuel companies, (ii) companies that manufacture weapons, (iii) companies that we do not believe support the rights of workers, women, immigrants, or the LGBTQ+ community, or (iv) companies that take positions that are not aligned with our mission. In 2021, we announced the launch of ResponsiFunds, ESG asset management products for institutional investors designed to align investment growth goals with an organization's values.
We have been an international leader in supporting strong environmental standards, sustainable finance, and responsible and sustainable banking practices. As a founding signatory of the United Nations Principles for Responsible Investing, a founding signatory to the United Nations Principles for Responsible Banking, and a founding member of the UN Net Zero Banking Alliance, we publicly committed to use finance as a tool to build a more sustainable planet. In 2021, we took several steps to continue our leadership in climate finance. We were one of the first U.S. banks to publish data in accordance with the Partnership for Carbon Accounting Financials ("PCAF") and were the first U.S. bank to publish a net zero climate target in accordance with and now validated by the Science Based Targets ("SBTi") methodology. We published our loan portfolio climate targets in October 2021, which built on a 2030 target of 49% reduction in absolute emissions from our 2020 baseline and reaching Net Zero in 2045. As a part of our Net Zero Report we disclosed asset class level targets and transition details.
In calculating the carbon impact of Company operations, we report to the standards of the Greenhouse Gas Protocol and disclose our Scope 1, 2, and 3 emissions, including Scope 3 Category 15 which covers our balance sheet loans and investments as well as our Assets Under Management. Within our operational emission, we measure our Scope 1, Scope 2 and Scope 3 greenhouse gas emissions and purchase carbon offsets for any unavoidable carbon emissions. As part of our net zero climate targets, we are also seeking to reduce our direct or "operational" emissions to net zero by 2030. We are committed to 100% renewable energy across our corporate footprint where available.
We have taken the Donors of Color Climate Pledge through our philanthropy and provided financing to support the Black Vision Fund and Entrepreneurs of Color through our commercial lending. We regularly advocate for social and governance responsibility, using our public voice to support the impacts we work for. Through our institutional investing platform, we regularly engage portfolio companies on climate transition, workplace equity and other material ESG matters.
Engagement is an important part of our strategy across the Company. We work with clients that have positive impacts on environmental and social goals and have begun offering sustainability linked loans with increased environmental attributes. We have strict supplier policies that cover ESG goals and engage with major suppliers on their ESG performance.
Human Capital Management
We have an explicit commitment to strong social and human capital management standards. As of December 31, 2022, approximately 21% of our employees are unionized under a collective bargaining agreement. Employees are aware of our stance in supporting organized labor and workers’ rights. In 2019, we became the first U.S. bank to raise our minimum wage to $20 per hour. Over the course of 2021 we participated in the development of the Living Wage Initiative along with a select group of corporate leaders with strong human capital management track records and have now been certified as a Living Wage Employer. Our Code of Business Conduct and Ethics and Diversity, Equity and Inclusion Plan, under the leadership of the Director of Diversity and Inclusion, support diversity and inclusion efforts for hiring, training, and workplace culture. As of December 31, 2022, 59% of our employees identify as women and 63% of our employees identify as people of color. As of December 31, 2022, women held 20 of 41 senior management positions (which is defined as Senior Vice President and above) and five of 12 executive management positions (which is defined as Executive Vice President and above). Additionally, eight of our 12 Board members identify as women or people of color or LGBTQ+. Board and management have adopted key policies and metrics for the

Company covering workforce diversity including recruitment, retention, and makeup of the workforce as part of a broader initiative on Diversity, Equity, and Inclusion ("DEI").
Our employees are engaged through our human capital management and DEI initiatives, which supports their engagement and retention at the Company, as well as the development of new programs and products that further our ESG performance.
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
In retail lending, we also compete with non-bank mortgage companies. The non-bank competition has access to a wide array of products and services offered through the secondary market and private participants. The ability to quickly utilize the latest technologies, while benefiting from lower regulatory and compliance costs, allow the non-bank competition to add new products at a fast pace. We seek to keep up with the non-bank mortgage competition by utilizing our portfolio products to give customers options they would not find at traditional banks. Veterans Administration (VA) loans and Federal Housing Authority (FHA) loans are part of our product offerings. We have invested in new technologies to keep pace in the market; integrating services directly into our point-of-sale and loan origination software systems to help mitigate risks and decrease the mortgage processing time. We have consistently increased our market presence in this retail lending space through the use of internet marketing, the ability to have customers apply online, adding more states to our mortgage lending area, collaborating with state and local nonprofits to help low to moderate income borrowers and hiring talented mortgage origination professionals.
In investment management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers and consultants to those client segments. From a custody standpoint, we compete against larger custodial institutions, such as State Street and BNY Mellon, and smaller, client-service oriented custodial banks, such as US Bank, Regions Bank and M&T Bank. In investment management, we regularly compete against a host of firms that provide passive equity index replication to their clients, including State Street, BlackRock, and Vanguard. Our active products, both in equities and fixed-income, compete against dozens of institutional managers who traditionally provide services to Taft-Hartley funds, public funds and endowments/foundations. Our agreement with Invesco to be our principal investment sub-adviser has added to this suite of products.
We have focused on providing value-added products and services to our clients, which we are able to do because of our close relationships with them, and our affinity to their missions. We believe our ability to provide flexible, sophisticated products and a customer-centric process to our customers and clients allows us to stay competitive in the financial services environment. We have taken a segment-specific position on remaining competitive, both within our branch and online banking markets, for consumer, small business and commercial clients.
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
We currently have an efficiently managed network of three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco, and one commercial office in Boston. Following our success in New York, a community we have now been a part of for nearly a century, we entered the Washington, D.C. market with a successful strategic expansion in 1998. We bolstered our efforts in the Washington, D.C. market in 2012 and have generated a 12.6% compound annual deposit growth rate during the five-year period ended December 31, 2022. Additionally, following the successful acquisition of New Resource Bank, we have become a trusted commercial lender in San Francisco and have recently begun to establish ourselves in Boston.
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
Deposits
We gather deposits primarily through teams of bankers organized based on region and client segment. In addition, we bank politically active customers, such as campaigns, political action committees, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. Our teams of dedicated bankers have a strong familiarity with the segments they cover, and many have worked with organizations that make up our target customer base before starting their career in banking. We believe our deep understanding of these segments, customized solutions and relationship-based, personalized service model enable us to address our customers’ unique banking needs. As a result, we believe we have become one of the leading banks of choice for many of these groups who, in turn, contribute a significant source of low-

cost core deposits to the bank. Our total deposit base is composed of 51% non-interest-bearing accounts and has an average cost of deposits of only 16 basis points for the year ended December 31, 2022. We believe that our focus on serving the banking interests of the mission-driven customer market gives us a competitive advantage over other commercial banks in generating business from our target customer base.
In addition to this commercial business development structure, we source consumer deposits through our branch network, online network, and mobile platform. Through these channels, we offer a variety of deposit products, including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. As of December 31, 2022, our deposit base consisted of $3.33 billion of checking deposits, $3.04 billion of other liquid deposits such as money market checking, savings and passbook deposits, and $151.7 million of certificate of deposits. The vast majority of our commercial deposits are derived from socially responsible organizations.
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
In 2021 we introduced the ResponsiFunds, which are ESG impact products designed to align investment and growth goals with ESG values. Established in conjunction with Invesco, the socially responsible funds were developed to meet this critical ESG juncture. The importance of social, climate and gender equity in building a more just, sustainable and inclusive future has never been clearer, and as a nearly 100-year-old socially responsible bank, we are creating product solutions that align with our mission and values. To achieve this objective, the funds offered as part of the ResponsiFunds products screen for companies that excel in ESG practices and principles in their business models, long-term strategies and product development. By utilizing tailored screening methods from leading industry experts, ResponsiFunds screen to both exclude private prisons, pipelines, weapons, oil sands, coal, tobacco, UN Global Compact noncompliant, Carbon Underground 200™ and more, while also screening for areas of inclusion in ESG leadership. Designed to be cost-effective and continually dynamic, we believe these funds are a smart choice for investors who want to help finance a just and sustainable world.
The growth of our commercial banking business has contributed to our trust, custody and investment management services business in recent years. As of December 31, 2022, we had over 1,000 custody accounts with $38.08 billion in assets under custody and approximately 500 investment management accounts with $13.44 billion in assets under management. For the years ended December 31, 2022 and December 31, 2021, we generated $14.4 million and $13.4 million of investment and trust fees, respectively.

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
Real estate loans
Our real estate portfolio consists of loans to individuals and commercial businesses, including one-to-four family, multifamily, and CRE.
Residential Real Estate
Our portfolio of originated real estate loans to individuals is based primarily in our geographic markets, but also a minority of real estate loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union (SEIU) and American Federation of Teachers (AFT). We began offering residential mortgage loans in 2012 and have since originated approximately 4,100 loans totaling $2.17 billion through December 31, 2022. Our residential loans are primarily closed-end mortgage loans, secured by a first lien on one-to-four family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. We also own portfolios of purchased one-to-four family loans, representing 3.3% of total assets as of December 31, 2022.
Multifamily and CRE
A substantial portion of our portfolio is composed of multifamily loans made to customers in New York, predominantly for rent-stabilized buildings. We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. Our cumulative historical multifamily loss rate from January 1, 2010 through December 31, 2022 is 90 basis points. The average LTV at origination of our multifamily loans is 52%. Other CRE exposure is also predominantly in the New York metropolitan area and includes loans on office buildings, retail centers, industrial facilities, medical facilities and mixed-use buildings with an average LTV of 51% at origination.
At December 31, 2022 our total multifamily portfolio is $967.5 million, and our total multifamily loan exposure in New York State is approximately $703.4 million. Approximately 70% of these loans are to buildings with at least one rent regulated unit and approximately 34% of all units in the portfolio are rent regulated.
Securities

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and Property Assessed Clean Energy ("PACE") investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86.4% carry AAA credit ratings and 13.5% carry A credit ratings or higher. As of December 31, 2022, our securities portfolio, including Federal Home Loan Bank of New York (“FHLBNY”) stock, has a weighted average yield of 3.14% and an estimated weighted average life of 5.3 years. Approximately 54.0% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLBNY stock represented 44.6% of total interest earning assets as of December 31, 2022.

In 2019, we expanded into residential PACE financing which allows borrowers to finance energy efficient and other socially responsible home improvements with the repayment made through property tax assessments collected by municipalities. PACE assessments are typically pari passu with tax liens and senior to mortgage debt. Since 2019, we have purchased $1.18 billion of PACE assessments backed by improvements to residential and commercial properties. The residential assessments were originated by three different companies and were backed mostly by properties from California and Florida. The average assessment-to-value at origination for our residential and commercial PACE portfolios is approximately 9% and 22%, respectively. We added $393.4 million in PACE assets in 2022. PACE assessments are generally non-rated pass-through securities with no structural protections or guarantees added at the security level.
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
Focus on Deposit-led Organic Growth
Our primary goal is to develop organic relationships in our target customer segments to support the growth of our high quality, low-cost core deposit base. Our growth has been achieved by providing relationship-based, personalized-service and customized solutions. The success of our deposit gathering strategy has enabled us to become a primarily core deposit-funded institution, resulting in a lower cost funding base. Core deposits, which include checking accounts, money market accounts, and savings accounts, totaled $6.37 billion as of December 31, 2022 and represented 97% of total deposits. Our deposit strategy enables us to attract commercial depositors that also borrow and invest with us. Our total deposit growth has increased at a 12.6% compound annual growth rate over the last five years. We believe our reputation within our target customer base positions us well to sustain our growth trajectory.
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

Grow Trust and Investment Management Business
We have been dedicated to serving the investment needs of our institutional clients for more than 40 years. We are committed to fostering strong client relationships and unparalleled understanding of our clients’ goals and objectives. We offer a broad range of both index and actively-managed funds spanning equity, and fixed-income strategies. As of December 31, 2022, we had $38.08 billion of assets under custody and $13.44 billion of assets under management. The growth of our commercial banking business has fueled the continued growth of our trust and investment management business, as approximately one-third of our trust and investment management clients utilize our deposit products. Our existing commercial clients have large trust and investment management needs. Our current infrastructure provides the necessary scale to increase our market presence among corporations, endowments, foundations and family offices. Historically, we performed many of our investment management services "in house" while leveraging a range of sub-advisors for specific needs. In December 2019, we announced a strategic alliance with Invesco to serve as our primary investment management subadvisor and meaningfully reduced the assets directly managed by the Company. Invesco brings significant scale and experience to our investment management business, with over $1.41 trillion in assets under management, as of December 2022. Invesco has a wide range of investment management services across asset classes, with experience in Taft-Hartley plans, and a significant range of social responsibility investment products aligned with our mission. In 2020, approximately three-fourths of our investment management assets were transitioned to Invesco for subadvisory services, allowing the bank to leverage their investment management platform and expertise, reduce risk and lower costs. Our alliance with Invesco has led to new product development aimed specifically at the needs expressed by our mission-oriented clients. In 2021, we launched the ResponsiFunds, ESG impact products designed to align investment growth goals with an organization's values.
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
For one-to-four family residential real estate loans (first lien), our general policy is not to exceed an LTV of 80% unless the borrower obtains mortgage insurance. The LTV generally declines as the amount of the loan increases. For multifamily and CRE loans, our policies are to obtain an appraisal on each loan and, generally, to not exceed an LTV of 80% and 75%, respectively.
Loans to One Borrower. In accordance with “loans-to-one-borrower” regulations promulgated by the New York State Department of Financial Services, which we refer to as NYDFS, we are generally limited to lending no more than 15% of our unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, we must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of our unimpaired capital and unimpaired surplus. At December 31, 2022, our regulatory limit on loans-to-one borrower was $114 million. Our Management Credit Committee approval limit is $25 million, any loan over $25 million must be approved by the Credit Policy Committee. We regularly monitor concentration risk, which is the risk of lending too much to one particular customer or type of customer. Our loan policy establishes detailed concentration limits and sub limits by loan type and geography. Our Management Credit Committee and our Credit Policy Committee review our concentration reports on a quarterly basis.
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
Management reviews the reports prepared by the independent reviewers and presents these reports to the Credit Policy Committee of the Board. These asset review procedures provide management and the Board with additional information for assessing our asset quality.
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
Human Capital Resources

Our People

As of December 31, 2022, we had 409 employees, approximately 21% of whom are represented by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

One of our service employees at our headquarters, responsible for mechanical and technical repairs, is covered by the 2016 Independent Office Agreement between us and Local 32BJ, Service Employees International Union, the agreement of which was amended and extended through December 31, 2023. The agreement generally governs, among other things, the subject employee’s compensation, vacation, severance, and working conditions and provides the union will only strike under very limited circumstances.

Certain of our office and clerical employees are covered by the Collective Bargaining Agreement between us and the Office and Professional Employees International Union ("OPEIU") local 153. The agreement generally governs, among other things, the subject employees’ compensation, vacation, severance, and working conditions and contains a “no-strike” clause, whereby, during the term of the agreement, the union will not strike and we will not initiate a lockout. On March 11, 2020, we and the OPEIU entered into an Amended and Restated Collective Bargaining Agreement, which (i) extended the term of the collective bargaining agreement to June 30, 2023, (ii) provided for a 3% wage increase effective the 1st of July 2020, 2021 and 2022, respectively, and (iii) reflected the minimum hourly wage increase of $20 per hour or $39,000 annually for entry level positions while also increasing the minimum hourly and annual salary for all subsequent union grade levels.

Diversity, Equity, and Inclusion

The Company's commitment to DEI starts at the top with direct oversight from our Chief Executive Officer. Diversity is important to us at the highest levels and our Board of Directors is currently comprised of six women, three racially or ethnically diverse members, and one LGBTQ+ member. Policies on diversity of the workforce along with policies for recruitment and retention are set by the Board of Directors and reported regularly by management to the Board of Directors. An executive level position with oversight of DEI has been approved by the Board of Directors. We believe maintaining and promoting a diverse and inclusive workplace where everyone feels valued and respected is essential for our growth. We have a formal board diversity policy that states that, when assessing board nominees, the Governance and Nominating Committee must ensure diverse characteristics, including but not limited to gender, age, race, ethnicity, disability, and sexual orientation, are included in any pool of candidates from which the board nominees are chosen.

We are focused on cultivating a diverse, inclusive and equitable culture where our employees can freely bring varied perspectives and experiences to work. We are committed to strategies to attract, retain, and develop top talent to fuel our growth and create value for stockholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and provide annual employee trainings on DEI. We have established employee resource groups to support employees from marginalized populations to help cultivate a healthy workplace culture. As of December 31, 2022, approximately 59% of our employees identify as women and women hold 20 of 41 senior management positions, and 63% of our employees identify as under-represented minorities and they hold 46% of senior management positions.

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

Pay Equity

The Company is committed to pay parity and in 2020 conducted its first pay equity audit. Before the end of 2023 the Company plans to conduct another pay equity audit including all employees, analyzing potential gaps in pay across gender and race. The Company plans to release the findings consistent with best practices, excluding sensitive information.

Culture and Employee Engagement

We believe continuous engagement with our employees is important to driving our success. Our President and Chief Executive Officer and members of executive management hold Town Hall-style meetings in-person and virtually with all employees, covering topics such as business strategy and outlook, our competitive landscape, emerging industry trends, employee recognition, and includes a question and answer session with management. We believe this format, in addition to other on-going interactions between leadership and employees, promotes strong and productive conversations across our organization.

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

Promotions and Tenure

We believe our success depends on developing and promoting our employees. From December 31, 2021 to December 31, 2022, approximately 13.5% of our workforce was promoted. The average tenure of our employees is approximately seven years.

Health and Safety

The health and safety of our employees and customers is our highest priority. Given the fluidity of health and safety concerns since the start of the pandemic in 2020, we leverage federal, state, and local guidelines and requirements, in addition to consultation with an external healthcare consulting firm to guide our health and safety protocols.
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
For the year ending December 31, 2022, AREMCO had $5.6 million in taxable income. In December 2022, the Board of Directors of AREMCO declared a dividend payout of $4.9 million to be paid to stockholders on January 20, 2023. The dividend encompassed the outstanding tranches of AREMCO stock as follows; $1,723.95 per share of Class A Senior Preferred Stock, $5.00 per share of Class B Senior Preferred Stock, and $80.00 per share of Junior Preferred Stock. The dividend payable to us was approximately $4.9 million and was recorded as an adjustment to retained earnings.
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

Amalgamated Bank

General

As a New York state-chartered bank with FDIC-insured deposits, we are examined, supervised and regulated by the NYDFS, our primary regulator and the FDIC, our primary federal regulator. The statutes enforced by, and regulations and policies of, these agencies affect most aspects of our business, including prescribing the permissible scope of our activities, permissible types of loans and investments, the amount of required reserves, requirements for branch offices, and various other requirements.

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
FDIC
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
Safety and Soundness Regulation
As an insured depository institution, we are subject to prudential regulation and supervision and must undergo regular on-site examinations by our banking agencies. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. We file quarterly consolidated reports of condition and income (“call reports”) with the NYDFS and FDIC. The FDIC has developed a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution.
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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We are currently evaluating the impact the CECL model will have on our accounting, and expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first quarter of 2023, the first reporting period in which the new standard is effective for us. Based on the Company’s portfolio balances and forecasted economic conditions as of January 1, 2023, management believes the adoption of the CECL standard will result in a material increase to its total current reserves. However, the ultimate amount of the increase will be contingent upon continued validation of our model, testing and refinement of the model methodologies and judgments utilized to determine the estimate. We will not utilize the optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL. Based on implementation progress to date, the Company believes the capital adequacy requirements to which it and the Bank are subject to, and its business strategies and practices, will not be materially impacted following the adoption on January 1, 2023.
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

Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the FDIA. The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2022, our capital ratios exceeded the minimum ratios established for a “well capitalized” institution.
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

In May 2022, federal bank agencies issued a proposal to strengthen and modernize regulations implementing the CRA, which would require evaluation of bank performance to further address inequities in access to credit, and which would emphasize smaller-value loans and investments to low- and moderate-income communities. The proposal would also update CRA assessment areas to include activities associated with online and mobile banking, and adopt a metrics-based approach to CRA evaluations of retail lending and community development financing.
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
•the Electronic Funds Transfer Act and Regulation E, which governs the rights, liabilities, and responsibilities of consumers and financial institutions using electronic fund transfer services, and which generally mandates disclosure requirements, establishes limitations on liability applicable to consumers for unauthorized electronic fund transfers, dictates certain error resolution processes, and applies other requirements relating to automatic deposits to and withdrawals from deposit accounts;
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
State laws and regulations governing financial privacy and cybersecurity include the California Consumer Privacy Act ("CCPA") and the California Privacy rights Act ("CPRA"), which amends and supplements the CCPA, with respect to certain data regarding California residents, the New York Department of Financial Services Cybersecurity Regulations, and other New York financial privacy laws and regulations. The NYDFS issued a rule, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity rule adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct an ongoing, comprehensive risk assessment and requires each institution’s Board of Directors, or a senior officer, to submit annual certifications of compliance with these requirements. Amendments proposed in November 22, 2022 would further tailor the regulation to three tiers of companies with different defensive needs, increase governance and controls, and require more regular risk and vulnerability assessments.
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

On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended and expired on January 1, 2023.
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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in April 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets. Final regulations have not been adopted as of December 31, 2022. If adopted, these or other similar regulations would impose limitations on the manner in which we may structure compensation for our executives and other employees. The scope and content of the federal banking agencies’ policies on incentive compensation are continuing to develop and are likely to continue evolving.
In October 2016, the NYDFS also announced a renewed focus on employee incentive arrangements and issued guidance to New York State-regulated banks to ensure that these arrangements do not encourage inappropriate practices. The guidance listed adapted versions of the key principles from the Guidance on Sound Incentive Compensation Policies as minimum requirements and advised these banks that incentive compensation arrangements must be subject to effective risk management, oversight, and control.
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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY
As a company with less than $1.07 billion in revenues during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, but we expect to exit this status by no later than December 31, 2023, which is the last day of the fiscal year in which the fifth anniversary of our initial public offering on August 13, 2018. An emerging growth company may take advantage of reduced reporting requirements that are otherwise generally applicable to reporting companies under the Exchange Act.
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
Section 107 of the JOBS Act also permits us an extended transition period for complying with new or revised accounting standards affecting public companies until they would apply to private companies. We have elected to take advantage of this extended transition period, which means that the financial statements included in this report will not be subject to all new or revised accounting standards generally applicable to public companies for the transition period for so long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended election.

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

Market and Interest Rate Risks

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

The Federal Reserve's signaling of additional interest rate hikes in 2023, and slowing economic activity in a majority of states, have increased the probability for a recession in the United States. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, high unemployment or underemployment, and inflation may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Changes in U.S. trade policies and other global political factors beyond our control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact our business, financial condition and results of operations.

There have been, and may be in the future, changes with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact our customers' costs, demand for their products, or the U.S. economy or certain sectors thereof and, thus, could adversely impact our business, financial condition and results of operations. As a result of Russia’s invasion of Ukraine, the U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the European Union (“EU”) and the U.K. and other jurisdictions. The U.S., the U.K., and the EU each imposed packages of financial and economic sanctions that, in various ways, constrain transactions with numerous Russian entities and individuals; transactions in Russian sovereign debt; and investment, trade, and financing to, from, or in certain regions of Ukraine. Moreover, actions by Russia, and any further measures taken by the U.S. or its allies, could have negative impacts on regional and global financial markets and economic conditions. To the extent changes in the global political environment, including Russia’s invasion of Ukraine and the escalating tensions between Russia and the U.S., NATO, the EU and the UK, have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted.

Our operations and clients are concentrated in large metropolitan areas.

The vast majority of our operations and clients are located in New York City, Washington, D.C., and San Francisco. In addition, at December 31, 2022, 90.6% of the properties securing our CRE, multifamily, or construction loans outstanding were located in the states of New York and California, and in Washington, D.C. Our success depends upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. In addition, these areas have been and may continue to be the target of terrorist attacks. A major terrorist attack in one of these areas could severely disrupt our operations and the ability of our clients to do business with us and cause losses to loans secured by properties in these areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic and social conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic and social conditions in these markets could generally affect our business, financial condition, results of operations and prospects.

Our business is subject to interest rate risk and fluctuations in interest rates may adversely affect our earnings, capital levels and overall results.

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

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in the general level of interest rates may also, among other things, adversely affect the demand for loans and our ability to originate loans and decrease loan prepayment rates or adversely affect our results of operations by reducing the ability of borrowers to make payments under their current adjustable-rate loan obligations. Conversely, a decrease in the general level of interest rates, among other things, may lead to prepayments on our loan and mortgage-backed securities portfolios and increased competition for deposits, potentially reducing our deposit base. Accordingly, changes in the general level of market interest rates may adversely affect our net yield on interest-earning assets, loan origination volume and our overall results.

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee (FOMC) of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. In keeping with its commitment to returning inflation to its 2% objective, the FOMC increased short-term interest rates to a range of 4.50% to 4.75% by February 1, 2023, and the Federal Reserve indicated that additional rate hikes were expected in 2023. We could experience net interest margin compression if our rates on our interest earning assets fail to increase in tandem with rates on our interest-bearing liabilities. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.

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

As of December 31, 2022, the fair value of our investment securities portfolio was approximately $3.23 billion. Factors beyond our control could significantly affect the fair value of these securities. These factors include, but are not limited to, changes in market conditions including changes in interest rates or spreads, changes in the credit profile of individual securities, changes in prepayment behavior of individual securities, rating agency actions in respect of the securities, or adverse regulatory action. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects.

The phase-out of LIBOR could negatively impact our net interest income and require significant operational work.

The United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offered Rate (“LIBOR”), has announced that it will not compel panel banks to contribute to LIBOR after 2021. The publication of 1-week and 2-month US dollar LIBOR ceased after December 31, 2021, and the publication of all other US dollar LIBOR settings will cease or be deemed unrepresentative after June 30, 2023. The discontinuance of LIBOR has resulted in significant uncertainty regarding the transition to suitable alternative reference rates and could adversely impact our business, operations, and financial results. In November 2020, the federal banking agencies issued a statement that says that banks may use any reference rate for its loans that the bank determines to be appropriate for its funding model and customer needs.

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

The transition from LIBOR could create considerable costs and additional risk. We cannot predict whether or when LIBOR will actually cease to be available. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR, may require extensive changes to our systems and processes, could impact our pricing and interest rate risk models, our loan product structures, our funding costs, and our valuation tools, and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.
Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Credit Risks
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
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. The act generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2022, our total multifamily loan exposure in New York State is approximately $703.4 million, of which approximately $490.5 million, or 70%, represents our portfolio’s composition of rent stabilized and rent controlled apartments in the New York multifamily market.
Our solar loans expose us to higher credit risk.
A borrower’s ability to repay their solar loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a client defaults on solar loan, we may be unsuccessful in our efforts to collect the amount of the loan. We are limited in our ability to collect on these loans if a client is unwilling or unable to repay them. Although solar loans are secured with security filings, we may be limited in our ability to recover any collateral supporting such loans due to the nature of the solar energy system becoming a fixture to the real property. Additionally, these short-term loans are subject to risks of defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. An increase in defaults precipitated by the risks and uncertainties associated with the above operations and activities could have a detrimental effect on our business.
Our estimated allowance for loan losses and fair value adjustments with respect to loans acquired in our acquisitions may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
We maintain an allowance for loan losses ("ALLL") that represents management’s judgment of probable losses and risks inherent in our loan portfolio. As of December 31, 2022, our ALLL totaled $45.0 million, which represents approximately 1.10% of our total loans, net. The level of the allowance reflects management’s continuing evaluation of loan levels and portfolio composition, observable trends in nonperforming loans, historical loss experience, known and inherent risks in the portfolio, underwriting practices, adequacy of collateral, credit risk grading assessments and other factors. The determination of the appropriate level of the ALLL is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in ALLL are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected. In addition, inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our ALLL. In addition, we have historically maintained higher provisions for loan losses in our C&I portfolio and may continue to do so, even as we de-emphasize and reallocate the balances of this portfolio.
The measure of our allowance for loan losses is dependent on the adoption and interpretation of accounting standards. These forecasts, assumptions, and models are inherently uncertain and are based upon management’s reasonable judgment in light of information currently available. The Financial Accounting Standards Board, or FASB, issued a new credit impairment model, the Current Expected Credit Loss, or CECL model, which became effective January 1, 2023. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement takes place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model currently required under GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Operational and Business Risks
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

In addition, once we exit emerging growth company status by no later than December 31, 2023, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in subsequent annual reports on Form 10-K. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating.

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

We are required to make contributions to the Consolidated Retirement Fund, a multi-employer pension plan that covers both our unionized and non-unionized employees. Our multi-employer pension plan expense totaled $6.3 million in 2022. Our obligations may be impacted by the funding status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from this multi-employer pension plan, we will likely need to record significant withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.

Climate change and material environmental sustainability may have an effect on the performance of our business operations and asset quality which could adversely affect our financial condition and results of operations.

We are subject to the growing risk of climate change. There is an increasing concern over climate-related risks and material environmental sustainability on the impacts of business operations, asset quality, and earnings. The risks related to the physical impacts of climate change include acute risks which are event-driven such as increased instances of hurricanes, tropical storms, winter storms, freezes, wildfires, tornados, floods, and other large-scale weather catastrophes. Additionally, there are chronic physical risks which are long-term global impacts from rising average temperature and sea levels. Any of these events could disrupt the reliability of our operations and those of our customers, and third party vendors and suppliers. Such events could impair the value of our assets and those assets securing loans and mortgages in our portfolio, and they could lead to fluctuations in the value of our investments. Such events could cause downturns in economic and market conditions generally, which could negatively impact our customers and third party suppliers and vendors and which could have an adverse effect on our business and financial results. Our expenses could increase due to consumer preference changes and increased legislation and regulatory requirements such as those associated with the transition to a low-carbon economy. The potential costs, including strategic planning, litigation due to increased regulatory scrutiny or negative public sentiment, technology expenditures, and losses associated with climate change related risks are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.

We are exposed to risks related to our PACE financings.

Property Assessed Clean Energy ("PACE") financing is a means of financing energy-efficient upgrades or the installation of renewable energy sources for commercial, industrial and residential properties that are repaid over a selected term through property tax assessments, which are secured by the property itself and paid as an addition to the owners’ property tax bills. The unique characteristic of PACE assessments is that the assessment is attached to the property rather than the individual borrower. Active programs for residential PACE financing exist in California, Florida and Missouri. As of December 31, 2022, we had a portfolio of $255.4 million in commercial PACE securities and $656.5 million in residential PACE securities. These securities are pari passu with tax liens and generally have priority over first mortgage liens.

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

Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and third-party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to joint federal bank agency rules, the Gramm-Leach-Bliley Act, the NYDFS cybersecurity regulations, the California Consumer Privacy Act, and the California Privacy Rights Act which, among other things: (i) impose certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) require that we provide certain disclosures to customers and others about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); (iii) limit retention of customer data; (iv) require notification of certain data breaches; and (v) require that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.

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

We believe that our continued growth and future success will depend in large part on the skills of our executive officers and other key employees and our ability to motivate and retain these individuals, as well as our ability to attract, motivate and retain qualified senior and middle management and other skilled employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business strategy may be lengthy. If the services of any of our of key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, or at all, which could have a material adverse effect on our business, financial condition, results of operation and future prospects. We may not be successful in retaining our key personnel, and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skill, customer relationships, knowledge of our markets, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Leadership transitions can be inherently difficult to manage, and inadequate transitions may cause disruptions to our business due to, among other things, diverting management’s attention or causing a deterioration in morale.

Our business could suffer if we experience employee work stoppages, union campaigns or other labor difficulties, and efforts by labor unions could divert management attention and adversely affect operating results.

As of December 31, 2022, we had 409 employees, of which approximately 21% are represented by collective bargaining agreements or an employee union. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. In addition, negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. On March 11, 2020, we entered into an amended and restated collective bargaining agreement with the Office and Professional Employees International Union, Local 153, AFL-CIO (the “CBA”) which expires on June 30, 2023. The CBA was updated to include certain provisions in accordance with law and/or in line with our mission, vision and values, such as (i) expanding the non-discrimination language, (ii) including a lactation provision, (iii) addressing paid family leave, and (iv) reflecting the $20/hour minimum wage and additional raise to each grade accordingly. It also provided for a 3% wage increase effective July 1, 2020, July 1, 2021 and July 1, 2022, respectively.

Capital and Liquidity Risks

We are subject to liquidity risk.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans are concentrated, difficult credit markets, adverse regulatory or judicial actions against labor unions, political organizations or not-for profits, or adverse regulatory actions against us. Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an inflationary environment where they may be compelled to withdraw deposits in order to cover rising expenses. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. For instance, our political campaigns, PACs, and state and national party committee clients totaled $643.6 million in deposits as of December 31, 2022 and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent us from achieving the expected benefits from our acquisitions.

The Company has expanded its business through past acquisitions and may do so in the future. Our ability to complete acquisitions is in many instances subject to regulatory approval, and we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted. In addition, inherent uncertainties exist when integrating the operations of an acquired entity, including in ability to fully achieve the Company’s strategic objectives and planned operating efficiencies in an acquisition, disruption of the Company’s business and diversion of management’s time and attention and exposure to unknown or contingent liabilities of acquired entities.

Legal, Accounting, Regulatory, and Compliance Risks

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. As a result of such changes, whether promulgated or required by the FASB or other regulators, we could be required to change certain of the assumptions or estimates we have previously used in preparing our financial statements, which could negatively affect how we record and report our results of operations and financial condition generally. Furthermore, once we exit emerging growth company status, by no later than December 31, 2023, we will no longer be able to rely on Section 107 of the JOBS Act, which currently provides us with an extended transition period for complying with new or revised accounting standards affecting public companies until they would apply to private companies.

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
The federal Bank Secrecy Act, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs, and to file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire are deficient, we would be subject to liability, including fines, and regulatory actions such as restrictions on our ability to pay dividends and engage in acquisitions, which would negatively impact our business, financial condition and results of operations. In recent years, sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition and results of operations.
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

In difficult market conditions, the volume of claims and amount of damages sought in litigation and investigations against financial institutions have historically increased. We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. In many cases, we may seek reimbursement from our insurance carriers to cover such costs and expenses. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
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
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, but we expect to exit this status by no later than December 31, 2023, which is the last day of the fiscal year in which the fifth anniversary of our initial public offering on August 13, 2018. For as long as we remain an emerging growth company, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not emerging growth companies, including (i) we are exempt from the requirements to obtain an attestation and report from our auditors on management’s assessment of our internal control over financial reporting under the Sarbanes-Oxley Act; (ii) we are permitted to have less extensive disclosure about our executive compensation arrangements; and (iii) we are not required to give our stockholders non-binding advisory votes on executive compensation or golden parachute arrangements (although we intend to do so).
Once we exit emerging growth company status, we will no longer be able to rely on these exemptions. Until then, we may continue to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we continue to qualify as an emerging growth company. It is possible that some investors could find our common stock less attractive because we may take advantage of these exemptions. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
A significant percentage of our common stock is currently held by investment funds affiliated with an amalgamation of Workers United and numerous joint boards, locals or similar organizations authorized under the constitution of Workers United (the “Workers United Related Parties”). Workers United Related Parties own approximately 41% of our common stock. Significant stockholders will have a greater ability than our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, including mergers and acquisition transactions, amendments to our certificate of incorporation and bylaws, and other extraordinary corporate matters. The interests of these investors could conflict with the interests of our other stockholders, and any future transfer by these investors of their shares of common stock to other investors who have different business objectives could adversely affect our business, results of operations, financial condition, prospects or the market value of our common stock.
Workers United Related Parties have also entered into agreements with us that contain certain provisions, including, among others, provisions relating to our governance, information rights, tag-along rights, board designation rights, and certain board and stockholder approval rights. Additionally, Workers United Related Parties have entered into agreements with us that provide certain registration rights under existing registration rights agreements, and in the case of the Workers United Related Parties, the establishment of an advisory board.
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

As of December 31, 2022, we had 30,700,198 shares of common stock issued and outstanding. Under our certificate of incorporation, our Board of Directors and subject to any limitations under applicable laws or the rules of The Nasdaq Global Market, we may issue up to 39,299,802 additional shares of our common stock, which authorized amount could be increased by a vote of a majority of our outstanding shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the value of our common stock.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2022, our three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco, and one commercial office in Boston are leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our common stock is listed on The NASDAQ Global Market under the symbol “AMAL.” As of December 31, 2022, we had 30,700,198 shares of common stock outstanding and approximately 200 stockholders of record.
Dividend Policy
Before the Reorganization, the Bank had paid a cash dividend to holders of its common stock quarterly since its initial public offering in August 2018. Following the Reorganization, we intend to continue paying a quarterly cash dividend of $0.10 per share on our common stock, although we may elect not to pay dividends or to change the amount of such dividends. Any actual determination relating to our dividend policy and the declaration of future dividends will be made, subject to applicable law and regulatory approvals, by our Board of Directors and will depend on a number of factors, including: (1) our historical and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our Board of Directors.
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

160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Amalgamated
KBW Bank Index
KBW Regional Bank Index

	Cumulative Total Returns Period Ending
	8/9/18	12/31/18	12/31/19	12/31/20	12/31/21	3/31/22	6/30/22	9/30/22	12/31/22
Amalgamated	$100.00	$118.54	$120.00	$87.03	$108.30	$116.60	$128.86	$147.52	$151.36
KBW Bank Index	100.00	78.50	106.86	95.84	132.60	125.29	102.72	98.26	104.23
KBW Regional Bank Index	100.00	77.81	96.38	88.01	120.27	117.65	103.55	107.63	111.94

Repurchases of Equity Securities
There were no purchases of our common stock during the three months ended December 31, 2022 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act. There were 29,572 shares withheld by the Company during the three months ended December 31, 2022 to cover the cost of options and to pay the taxes associated with the vesting of stock options.

Effective April 13, 2021, our Board of Directors authorized a share repurchase program authorizing the repurchase of up to $10 million of our outstanding common stock over the next one-year period. Effective February 22, 2022, our Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of our outstanding common stock. The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $12.5 million of common stock were purchased during the year ended December 31, 2022. The approximate dollar value that may yet to be purchased under the plans or programs is $24.6 million.

Item 6.      [Reserved]
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following is a discussion of our consolidated financial condition as of December 31, 2022, as compared to December 31, 2021, and our results of operations for the years ended December 31, 2022, December 31, 2021, and December 31, 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.

This discussion generally focuses on 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. Discussions of 2020 results and year-to-year comparisons between 2021 and 2020 can be found in the Management's Discussion and Analysis located in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 11, 2022.

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

Overview
Our business
Amalgamated Financial Corp., a Delaware public benefit corporation was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of the Bank and the Bank became the sole subsidiary of the Company. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of December 31, 2022. As of December 31, 2022, our total assets were $7.84 billion, our total loans, net of deferred fees and allowance were $4.06 billion, our total deposits were $6.60 billion, and our stockholders' equity was $509.0 million. As of December 31, 2022, our trust business held $38.08 billion in assets under custody and $13.44 billion in assets under management.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, C&I loans, CRE loans, multifamily mortgages, consumer loans (predominantly residential solar) and a variety of commercial and consumer deposit products, including non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to ensure their profit-making activities align for the benefit of all their stakeholders. In 2021, we introduced ResponsiFunds which are ESG impact products designed to align our clients' investment growth goals with their organizational values.
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. Over the course of 2021, we were recognized for our leadership on the global stage for our work on climate change with governance positions in the United Nations convened Net Zero Banking Alliance and the Global Partnership for Carbon Accounting Financials and an advisory role for the Glasgow Finance Alliance for Net Zero. In 2022, our application to the International Standards Organization for a new merchant category code for gun and ammunition stores was approved, which will help in creating new tools that all financial institutions must now use to begin detecting and reporting suspicious activity associated with gun trafficking and mass shootings to the Financial Crimes Enforcement Network, the government agency charged with safeguarding the financial system from illicit use.
Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of generally accepted accounting policies ("GAAP") in the United States, or GAAP, the most significant of which are described in Note 1 of our audited consolidated financial statements, starting on page 83 of this report. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements, which begin on page 83 of this report.
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
In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of New Resource Bank ("NRB") in 2018. For purchased non-credit impaired loans, credit and interest rate discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the total combined discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance.
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
The general component relates to loans that are not impaired and not individually evaluated. Loans in the general component are grouped into the following pools:
•CRE loans;
•multi-family loans;
•construction and land loans;
•C&I;
•consumer/small business/solar;
•purchased student loans;
•purchased Government Guaranteed loans
•legacy purchased HELOCs and one-to-four family residential real estate loans;
•HELOCs and one-to-four family residential real estate loans originated by us; and
•recently purchased one-to-four family residential real estate loans.

Commercial loans are further segmented by risk rating: pass, special mention, accruing substandard, non-accruing substandard, and doubtful. We use a historical lookback period to determine loss rates based on our own loss experiences, or, if there is insufficient data, through proxy data. The current lookback period starts in 2010, the earliest time that we have relevant data. Additionally, we apply an estimated loss emergence period (the “LEP”) to recognize that an event may have already occurred that has yet to manifest itself as a deterioration in the credit that may eventually lead to a loss. There are three components to the LEP: (1) observable—the observed time from a downgrade or delinquency to a loss; (2) known pre-emergence period—the time from when information becomes available until a downgrade is recorded; and (3) unknown period—the time between when an event (e.g. loss of income source) occurred until it becomes known and impacts the financial situation of the borrower. We also consider qualitative factors that mirror nine environmental factors suggested by the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. These factors are reviewed each quarter using empirical data, where it is available and relevant, to guide management’s judgment to set the level and direction of risk for each factor. The maximum size is determined quarterly by looking at the current loss coverage of the allowance against the historical maximum loss rates during the look back period. We update the loss factors quarterly and the LEP has historically been updated on an annual basis, or as needed. We do not use an unallocated allowance. Together, the quantitative and qualitative reserves form the general component of the allowance. Our allowance is heavily weighted to the general allowances for pools of loans, ASC 450-20, which incorporate quantitative adjustments (e.g., historical loan loss rates) and qualitative adjustments (e.g., portfolio growth and trends, credit concentrations, economic and regulatory factors, etc.). This is a function of the dynamic lookback period, which expands from 2010 and is designed to capture a full credit cycle, and the ‘accordion feature’ of the qualitative scale. The current range of possible outcomes for the qualitative allowance is $8 million to $48 million and at year-end 2022, our qualitative allowance is $19.4 million.

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

There are several controls around the allowance to insure an adequate, precise, and supportable value. We start with a separation of duties. There is a Process Owner who calculates the allowance and incorporates process controls to insure that all balances are accounted for and the overall accuracy of the data. Next, there is a Control Owner that performs separate controls to confirm the data, calculations, and results. We also have the ALLL Management Committee comprised of the Deputy Chief Credit Risk Officer, Chief Financial Officer, Chief Accounting Officer, and Chief Risk Officer who review the totality of the ALLL, assumptions, data, controls and offers creditable challenges. The ALLL Management Committee compares the ALLL to our peers, historic results, and current expectations and then approves the ALLL. The Credit Policy Committee thereafter reviews the ALLL, any changes from the prior quarter, and ratifies the ALLL.
Recently Issued Accounting Pronouncements
See Note 2 of our consolidated financial statements, which are included beginning on page 89 of this report for a discussion of recently issued accounting pronouncements that have been or will be adopted by us that will require enhanced disclosures in our financial statements in future periods.
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

Net income for the year ended December 31, 2022 was $81.5 million, or $2.61 per average diluted share, compared to $52.9 million, or $1.68 per average diluted share, for the same period in 2021. The $28.6 million increase was primarily due to net interest income which increased by $65.5 million, offset by an increase in the provision for loan losses of $15.3 million, a decrease of non-interest income of $4.5 million, an increase in non-interest expense of $8.3 million, and an increase in income tax expense of $8.9 million. Additional discussion of our provision for loan losses is included in “Provision for Loan Losses” below.

Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLBNY advances and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$258,214	$2,186	0.85%	$521,681	$651	0.12%	$371,112	$697	0.19%
Securities and FHLBNY stock	3,391,056	106,417	3.14%	2,461,661	54,615	2.22%	1,834,384	47,046	2.56%
Resell agreements	182,304	4,237	2.32%	138,833	1,942	1.40%	56,440	769	1.36%
Total loans, net (1)(2)	3,615,437	145,649	4.03%	3,180,093	123,318	3.88%	3,527,261	141,983	4.03%
Total interest-earning assets	7,447,011	258,489	3.47%	6,302,268	180,526	2.86%	5,789,197	190,495	3.29%
Non-interest-earning assets:
Cash and due from banks	7,126			7,853			25,220
Other assets	273,028			259,718			229,825
Total assets	$7,727,165			$6,569,839			$6,044,242

Interest-bearing liabilities:
Savings, NOW and money market deposits	$2,981,688	$10,069	0.34%	$2,622,584	$4,788	0.18%	$2,297,841	$7,303	0.32%
Time deposits	195,030	987	0.51%	248,507	1,035	0.42%	335,433	3,149	0.94%
Total deposits	3,176,718	11,056	0.35%	2,871,091	5,823	0.20%	2,633,274	10,452	0.40%
FHLBNY advances	114,521	4,738	4.14%	123	—	0.00%	1,585	27	1.70%
Other Borrowings	86,205	2,855	3.31%	12,575	399	3.17%	—	—	0.00%
Total interest-bearing liabilities	3,377,444	18,649	0.55%	2,883,789	6,222	0.22%	2,634,859	10,479	0.40%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,746,152			3,017,621			2,798,105
Other liabilities	82,931			116,256			102,282
Total liabilities	7,206,527			6,017,666			5,535,247
Stockholders' equity	520,638			552,173			508,995
Total liabilities and stockholders' equity	$7,727,165			$6,569,839			$6,044,242

Net interest income / interest rate spread		$239,840	2.92%		$174,304	2.64%		$180,016	2.89%
Net interest-earning assets / net interest margin	$4,069,567		3.22%	$3,418,479		2.77%	$3,154,338		3.11%

Total Cost of Deposits			0.16%			0.10%			0.19%
(1) Amounts are net of deferred origination costs (fees) and the allowance for loan losses and includes loans held for sale
(2) Income and yield includes prepayment penalty income in December YTD 2022 of $1.7 million, December YTD 2021 of $1.7 million, and December YTD 2020 of $4.1 million.
Net interest income was $239.8 million for the year ended December 31, 2022, compared to $174.3 million for the same period in 2021. This increase of $65.5 million was primarily attributable to continued loan growth and higher average securities balances, as well as increases in yields earned on securities and loans. These impacts are partially offset by an increase in the average balances of deposits and other interest-bearing liabilities, as well as an increase in the cost of funds.

Net interest spread was 2.92% for the year ended December 31, 2022, compared to 2.64% for the same period in 2021, an increase of 28 basis points. Our net interest margin was 3.22% for the year ended December 31, 2022, an increase of 45 basis points from 2.77% in the same period in 2021. This was largely due to the continued loan growth and higher average balances of securities, as well as increase in yields earned on loans and securities outpacing the increase in the cost of funds.

The yield on average earning assets was 3.47% for the year ended December 31, 2022, compared to 2.86% for the same period in 2021, an increase of 61 basis points. This increase was driven primarily by an increase in yields on loans and securities due to a increase in the Federal Funds rate. The Federal Funds rate began a series of increases in March 2022, with a total increase of 450 basis points during the calendar year 2022.

The average rate on interest-bearing liabilities was 0.55% for the year ended December 31, 2022, an increase of 33 basis points from the same period in 2021, which was primarily due to an increase in the rate paid due to the increase in the Federal Funds rate, as well the increased use of short-term borrowings. Non-interest-bearing deposits represented 54% of average deposits for the year ended December 31, 2022, contributing to a total cost of deposits of 16 basis points in 2022.

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

	Year Ended December 31, 2022 over December 31, 2021
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(1,213)	$2,748	$1,535
Securities and FHLBNY stock	25,037	26,765	51,802
Resell Agreements	862	1,433	2,295
Total loans, net	17,058	5,273	22,331
Total interest income	41,744	36,219	77,963

Interest-bearing liabilities:
Savings, NOW and money market deposits	1,076	4,205	5,281
Time deposits	(243)	195	(48)
Total deposits	833	4,400	5,233
FHLBNY advances	2,368	2,370	4,738
Other Borrowings	2,340	116	2,456
Total borrowings	4,708	2,486	7,194
Total interest expense	5,541	6,886	12,427
Change in net interest income	$36,203	$29,333	$65,536

	Year Ended December 31, 2021 over December 31, 2020
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$227	$(273)	$(46)
Securities and FHLBNY stock	15,183	(7,615)	7,568
Resell Agreements	1,151	23	1,174
Total loans, net	(13,784)	(4,881)	(18,665)
Total interest income	2,777	(12,746)	(9,969)

Interest-bearing liabilities:
Savings, NOW and money market deposits	664	(3,179)	(2,515)
Time deposits	(466)	(1,648)	(2,114)
Total deposits	198	(4,827)	(4,629)
FHLBNY advances	—	(27)	(27)
Other Borrowings	199	200	399
Total borrowings	199	173	372
Total interest expense	397	(4,654)	(4,257)
Change in net interest income	$2,380	$(8,092)	$(5,712)

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
Provision for loan losses totaled an expense of $15.0 million for the year ended December 31, 2022, compared to a recovery of $0.3 million for the same period in 2021. The provision for the year ended December 31, 2022 was primarily driven by higher loan balances and increases in qualitative factors, offset by charge-offs primarily related to our focus on reducing nonperforming assets.
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
The following table presents our non-interest income for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Trust Department fees	$14,449	$13,352	$15,222
Service charges on deposit accounts	10,999	9,355	9,201
Bank-owned life insurance	3,868	2,388	3,085
Gain (loss) on sale of securities	(3,637)	649	1,605
Gain (loss) on sale of loans, net	(610)	1,887	2,520
Loss on other real estate owned, net	(168)	(407)	(482)
Equity method investments income (loss)	(2,773)	150	7,411
Other	1,769	1,015	2,042
Total non-interest income	$23,897	$28,389	$40,604

Non-interest income was $23.9 million for the year ended December 31, 2022, compared to $28.4 million for the same period in 2021, a decrease of $4.5 million. This decrease is primarily due to $3.6 million losses on sales of securities compared to a $0.6 million gain in the prior year, the tax credits on equity investment projects being in a $2.7 million loss position compared to a $0.1 million gain position in the prior year, and the sale of non-performing loans for a loss compared to the gain on the sale of loans in the prior year. These factors were offset by increased Trust Department fees, service charges, and income on bank-owned life insurance. The decrease in equity method investments is primarily driven by the structure of our solar tax equity investments whereas the realization of tax benefits in the projects lives and subsequent change in the fair value of the investments creates volatility in the earnings stream. Each investment contributes income when established due to tax credits and then generates losses until it reaches a steady state income phase.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, and other expenses. The following table presents non-interest expense for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Compensation and employee benefits	$74,712	$69,844	$69,421
Occupancy and depreciation	13,723	14,023	23,040
Professional fees	10,417	12,961	11,205
Data processing	17,732	16,042	11,330
Office maintenance and depreciation	3,012	3,057	3,314
Amortization of intangible assets	1,046	1,207	1,370
Advertising and promotion	3,741	3,230	3,514
Federal deposit insurance premiums	3,228	2,531	3,150
Other	12,960	9,360	7,542
Total non-interest expense	$140,571	$132,255	133,886

Non-interest expense for the year ended December 31, 2022 was $140.6 million, an increase of $8.3 million from $132.3 million for the year ended December 31, 2021. The increase was primarily due to a $4.9 million increase in compensation expense due to increased headcount, a $3.6 million increase in other expense related mainly to recruiting services, travel expenses, and other miscellaneous expense, and a $1.7 million increase in data processing expense related to the modernization of the Trust Department, offset by a $2.6 million decrease in professional fees, where in the prior year professional fees were incurred related to our holding company formation and chief executive officer search.

Income Taxes

We had a provision for income tax expense of $26.7 million for the year ended December 31, 2022, compared to $17.8 million for the same period in 2021. Our effective tax rate was 24.7% for the year ended December 31, 2022, compared to 25.2% for the same period in 2021. The decrease in the effective tax rate was related to an elected change in taxable income recognition.

Financial Condition

Balance Sheet

Total assets were $7.84 billion at December 31, 2022, compared to $7.08 billion at December 31, 2021. The increase of $765.2 million was driven primarily by a $784.6 million increase in loans receivable, net, a $396.8 million increase in investment securities, and a $35.8 million increase in the deferred tax asset, offset by a $266.9 million decrease in cash and cash equivalents and a $203.3 million decrease in resell agreements.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at December 31, 2022 or at December 31, 2021. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At December 31, 2022 and December 31, 2021, we had available for sale securities of $1.81 billion and $2.11 billion, respectively. The $300.9 million decrease was primarily from the transfer of $277.3 million of available for sale securities to held-to-maturity, as well as strategic sales of securities throughout the year to reposition the portfolio into more fixed rate securities.
At December 31, 2022, our held-to-maturity securities portfolio primarily consisted of PACE bonds, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.54 billion at December 31, 2022, and $843.6 million at December 31, 2021. The increase is due to growth in mortgage-related securities and other debt securities, as well as the transfer of $277.3 million of available for sale securities to held-to-maturity.
Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2022, we evaluated those securities which had an unrealized loss for other than temporary impairment, or OTTI, and determined all of the decline in value to be temporary. There were $3.19 billion of investment securities at fair value with unrealized or unrecognized losses at December 31, 2022 of which $780.1 million had a continuous unrealized or unrecognized loss position for 12 consecutive months or longer that was greater than 5% of amortized cost. We anticipate full recovery of amortized cost with respect to these securities by the time that these securities mature, or sooner in the case that a more favorable market interest rate environment causes their fair value to increase. We do not intend to sell these securities and we believe it is more likely than not that we will be required to sell them before full recovery of their amortized cost basis, which may be at the time of their maturity.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held-to-maturity securities, as of the dates indicated.

	December 31, 2022		December 31, 2021		December 31, 2020
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential certificates	$—	0.0%	$3,967	0.1%	$13,299	0.7%
GSE residential CMOs	389,260	11.6%	463,883	15.7%	366,421	18.0%
GSE commercial certificates & CMO	213,786	6.4%	370,364	12.5%	432,614	21.3%
Non-GSE residential certificates	107,080	3.2%	66,139	2.3%	33,384	1.6%
Non-GSE commercial certificates	97,482	2.9%	81,101	2.7%	44,968	2.2%

Other debt:
U.S. Treasury	192	0.0%	200	0.0%	203	0.0%
ABS	862,163	25.7%	989,188	33.5%	597,546	29.3%
Trust preferred	10,143	0.3%	14,147	0.5%	13,773	0.7%
Corporate	132,370	3.9%	124,421	4.2%	37,654	1.9%
Total available for sale	1,812,476	54.0%	2,113,410	71.5%	1,539,862	75.7%

Held-to-maturity:
Mortgage-related:
GSE residential CMOs	69,391	2.1%	—	0.0%	—	0.0%
GSE commercial certificates	90,335	2.7%	30,742	1.0%	—	0.0%
GSE residential certificates	428	0.0%	442	0.0%	611	0.0%
Non GSE commercial certificates	32,635	1.0%	10,333	0.3%	212	0.0%
Non GSE residential certificates	50,468	1.5%	10,796	0.4%	—	0.0%

Other debt:
ABS	288,682	8.6%	75,800	2.6%	—	0.0%
Commercial PACE	255,424	7.6%	175,712	5.9%	421,036	20.7%
Residential PACE	656,453	19.6%	451,682	15.3%	—	0.0%
Municipal	95,485	2.8%	84,962	2.9%	67,490	3.3%
Other	2,000	0.1%	3,100	0.1%	5,100	0.3%
Total held-to-maturity	1,541,301	46.0%	843,569	28.5%	494,449	24.3%

Total securities	$3,353,777	100.0%	$2,956,979	100.0%	$2,034,311	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of December 31, 2022
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential CMOs	$—	0.0%	$—	0.0%	$49,984	2.6%	$377,545	3.2%
GSE commercial certificates & CMO	—	0.0%	23,664	2.7%	157,143	4.7%	41,813	2.7%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	123,139	2.7%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	108,286	3.2%

Other debt:
U.S. Treasury	—	0.0%	199	1.3%	—	0.0%	—	0.0%
ABS	—	0.0%	5,694	2.2%	327,200	6.0%	568,852	5.2%
Trust preferred	—	0.0%	6,994	5.3%	3,994	5.3%	—	0.0%
Corporate	—	0.0%	55,092	4.1%	94,744	3.7%	—	0.0%

Held-to-maturity:
Mortgage-related:
GSE CMOs	—	0.0%	—	0.0%	—	0.0%	69,391	2.9%
GSE commercial certificates	—	0.0%	4,893	2.9%	10,336	3.3%	75,106	2.6%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	428	3.9%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	32,635	2.1%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	50,468	3.1%

Other debt:
ABS	—	0.0%	—	0.0%	6,996	5.1%	281,686	5.3%
Commercial PACE	—	0.0%	—	0.0%	—	0.0%	255,424	4.7%
Residential PACE	—	0.0%	—	0.0%	—	0.0%	656,453	4.4%
Municipal	—	0.0%	9,419	3.7%	3,565	2.3%	82,501	2.7%
Other	2,000	3.3%	—	0.0%	—	0.0%	—	0.0%

Total securities	$2,000	3.3%	$105,955	3.7%	$653,962	5.0%	$2,723,727	4.2%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates. Securities yields are not reported on a taxable-equivalent basis as the impact on the portfolio yield is not material.

The following table shows a breakdown of our asset backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of December 31, 2022:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	% Not Rated	Total
CLO Commercial & Industrial	$656,877	57%	3.0	100%	100%	0%	0%	0%	0%	100%
Consumer	195,600	17%	5.1	0%	13%	28%	58%	1%	0%	100%
Mortgage	191,320	17%	2.3	85%	100%	0%	0%	0%	0%	100%
Student	107,048	9%	4.2	59%	100%	0%	0%	0%	0%	100%
Total Securities:	$1,150,845	100%	3.3	77%	85%	5%	10%	0%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for loan losses, were $4.06 billion as of December 31, 2022 compared to $3.28 billion as of December 31, 2021. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential one-to-four family (1st lien) mortgages and residential solar loans. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
We actively purchase loans from other originating institutions that we believe provide attractive risk-adjusted returns. Over the last two years we have made the following loan purchases:
•In 2022, we purchased $196.4 million of residential solar loans, $122.1 million of residential mortgages, $34.9 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $32.2 million of consumer home improvement loans and $11.2 million of commercial energy efficient loans.
•In 2021, we purchased $154.0 million of residential solar loans, $81.1 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $45.6 million of residential mortgages, $9.6 million of commercial energy efficient loans and $2.5 million of consumer home improvement loans.
We plan to selectively evaluate the purchase of additional loan pools that meet our underwriting criteria as part of our strategic plan.

The following table sets forth the composition of our loan portfolio, as of December 31, 2022 and December 31, 2021:

(In thousands)	December 31, 2022		December 31, 2021
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$925,641	22.5%	$729,385	22.0%
Multifamily mortgages	967,521	23.6%	821,801	24.8%
Commercial real estate mortgages	335,133	8.2%	369,429	11.2%
Construction and land development mortgages	37,696	0.9%	31,539	1.0%
Total commercial portfolio	2,265,991	55.2%	1,952,154	59.0%

Retail portfolio:
Residential real estate lending	1,371,779	33.5%	1,063,682	32.2%
Consumer and other	463,999	11.3%	291,818	8.8%
Total retail portfolio	1,835,778	44.8%	1,355,500	41.0%
Total loans	4,101,769	100.0%	3,307,654	100.0%

Net deferred loan origination costs (fees)	4,233		4,570
Allowance for loan losses	(45,031)		(35,866)
Total loans, net	$4,060,971		$3,276,358

Commercial loan portfolio
Our commercial loan portfolio comprised 55.2% of our total loan portfolio at December 31, 2022 and 59.0% of our total loan portfolio at December 31, 2021. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at December 31, 2022 by exposure was $4.4 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $925.6 million at December 31, 2022, which comprised 22.5% of our total loan portfolio. During the year ended 2022, the C&I loan portfolio increased by 26.9% from $729.4 million at December 31, 2021.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 73% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.
Our multifamily loans totaled $967.5 million at December 31, 2022, which comprised 23.6% of our total loan portfolio. During the year ended 2022, the multifamily loan portfolio increased by 17.7% from $821.8 million at December 31, 2021.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Included in this total are 14 borrowers financing owner‑occupied buildings which account for an aggregate total of $26.2 million in loans as of December 31, 2022.

Our CRE loans totaled $335.1 million at December 31, 2022, which comprised 8.2% of our total loan portfolio. During the year ended December 31, 2022, the CRE loan portfolio decreased by 9.3% from $369.4 million at December 31, 2021.

Retail loan portfolio
Our retail loan portfolio comprised 44.8% of our total loan portfolio at December 31, 2022 and 41.0% of our loan portfolio at December 31, 2021. The major categories of our retail loan portfolio are discussed below:

Residential real estate lending. Our residential one-to-four family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of December 31, 2022, 81% of our residential one-to-four family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of NRB, 17% were purchased from two third parties on or after July 2014, and 2% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.37 billion at December 31, 2022, which comprised 74.7% of our retail loan portfolio and 33.5% of our total loan portfolio. During the year ended December 31, 2022, our residential real estate lending loans increased by 29.0% from $1.06 billion at December 31, 2021.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, residential solar loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $464.0 million at December 31, 2022, which comprised 11.3% of our total loan portfolio, compared to $291.8 million, or 8.8% of our total loan portfolio, at December 31, 2021. The increase was primarily driven by increased loan purchases within our residential solar loans portfolio.
Maturities and Sensitivity of Loans to Changes in Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics, excluding deferred loan origination fees and costs, at December 31, 2022 and December 31, 2021:

(In thousands)	One year or less	After one but within five years	After 5 years but within 15 years	After 15 years	Total
December 31, 2022:
Commercial Portfolio:
Commercial and industrial	$119,919	$312,032	$271,138	$222,552	$925,641
Multifamily	95,418	543,543	322,355	6,205	967,521
Commercial real estate	105,490	151,659	71,305	6,679	335,133
Construction and land development	22,978	14,718	—	—	37,696

Retail Portfolio:
Residential real estate lending	34	1,353	165,146	1,205,246	1,371,779
Consumer and other	1,693	2,536	65,315	394,455	463,999
Total Loans	$345,532	$1,025,841	$895,259	$1,835,137	$4,101,769

(In thousands)	After one but within five years	After 5 years but within 15 years	After 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$744,606	$805,643	$1,231,674	$2,781,923
Floating or adjustable interest rates	281,235	89,616	603,463	974,314
Total Loans	$1,025,841	$895,259	$1,835,137	$3,756,237

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
Impaired loans are individually identified and evaluated for impairment based on a combination of internally assigned risk ratings and a defined dollar threshold. If a loan is impaired, a specific reserve is applied to the loan so that the loan is reported, net, at the discounted expected future cash flows or at the fair value of collateral if repayment is collateral dependent. Impaired loans which do not meet the criteria for individual evaluation are evaluated in homogeneous pools of loans with similar risk characteristics. In accordance with the accounting guidance for business combinations, there was no allowance brought forward on any of the loans we acquired in our acquisition of NRB. For purchased non-credit impaired loans, credit discounts representing the principal losses expected over the life of the loan are a component of the initial fair value and the discount is accreted to interest income over the life of the loan. Subsequent to the acquisition date, the method used to evaluate the sufficiency of the credit discount is similar to organic loans, and if necessary, additional reserves are recognized in the allowance. At the close of the NRB acquisition, there were no purchase credit impaired loans. As of December 31, 2022, the remaining mark is $0.7 million. In addition, the allowance includes $0.7 million on-balance-sheet and $48.0 thousand off-balance-sheet reserves for loan downgrades, increases in usage of lines of credit, construction disbursements and reclassification of product types subsequent to the acquisition.

The following tables presents, by loan type, the changes in the allowance for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021	2020

Balance at beginning of period	$35,866	$41,589	$33,847
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	813	11,293
Multifamily	416	4,081	—
Commercial real estate	—	314	3,787
Construction and land development	389	—	970
Retail portfolio:
Residential real estate lending	2,448	1,081	492
Consumer and other	5,143	2,699	1,691
Total loan charge-offs	8,396	8,988	18,233
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	274	221	57
Construction and land development	2	3	1
Retail portfolio:
Residential real estate lending	1,800	3,168	975
Consumer and other	483	160	151
Total loan recoveries	2,559	3,552	1,184
Net (recoveries) charge-offs	5,837	5,436	17,049
Provision for (recovery of) loan losses	15,002	(287)	24,791
Balance at end of period	$45,031	$35,866	$41,589

The allowance for loan losses increased $9.1 million to $45.0 million at December 31, 2022 from $35.9 million at December 31, 2021. At December 31, 2022, we had $27.8 million of impaired loans for which a specific allowance of $5.7 million was made, compared to $53.2 million of impaired loans at December 31, 2021 for which a specific allowance of $5.1 million was made. The ratio of allowance to total loans was 1.10% at December 31, 2022 and 1.08% at December 31, 2021. The increase in the allowance for loan losses was primarily due to higher loan balances and increases in qualitative factors, offset by charge-offs primarily related to our focus on reducing nonperforming assets.

Allocation of Allowance for Loan Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At December 31, 2022		At December 31, 2021
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$12,916	22.5%	$10,652	22.0%
Multifamily	7,104	23.6%	4,760	24.8%
Commercial real estate	3,627	8.2%	7,273	11.2%
Construction and land development	825	0.9%	405	1.0%
Total commercial portfolio	$24,472	55.2%	$23,090	59.0%

Retail Portfolio:
Residential real estate lending	$11,338	33.5%	$9,008	32.2%
Consumer and other	9,221	11.3%	3,768	8.8%
Total retail portfolio	$20,559	44.8%	$12,776	41.0%

Total allowance for loan losses	$45,031		$35,866

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

The following table sets forth information about our nonperforming assets as of December 31, 2022 and December 31, 2021:

(In thousands)	December 31, 2022	December 31, 2021
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans excluding held for sale loans and restructured loans	8,197	14,722
Nonaccrual loans held for sale	6,914	1,000
Troubled debt restructured loans - nonaccrual	13,502	13,497
Troubled debt restructured loans - accruing	6,102	24,997
Other real estate owned	—	307
Impaired securities	36	63
Total nonperforming assets	$34,751	$54,586

Nonaccrual loans:
Commercial and industrial	$9,629	$8,313
Multifamily	3,828	2,907
Commercial real estate	4,851	4,054
Construction and land development	—	—
Total commercial portfolio	18,308	15,274

Residential real estate lending	1,807	12,525
Consumer and other	1,584	420
Total retail portfolio	3,391	12,945
Total nonaccrual loans	$21,699	$28,219

Nonperforming assets to total assets	0.44%	0.77%
Nonaccrual assets to total assets	0.36%	0.42%
Nonaccrual loans to total loans	0.53%	0.85%
Allowance for loan losses to nonaccrual loans	207.53%	127.10%
Allowance for loan losses to total loans	1.10%	1.08%

Ratio of net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	(0.03)%	0.08%
Multifamily	0.05%	0.46%
Commercial real estate	0.00%	0.08%
Construction and land development	1.12%	(0.01)%
Total commercial portfolio	0.03%	0.25%

Residential real estate lending	0.05%	(0.18)%
Consumer and other	1.23%	1.05%
Total retail portfolio	0.33%	0.03%
Total	0.16%	0.16%

Nonperforming assets totaled $34.8 million, or 0.44% of period-end total assets at December 31, 2022, a decrease of $19.8 million, compared with $54.6 million, or 0.77% of period-end total assets at December 31, 2021. The decrease in nonperforming assets at December 31, 2022 compared to December 31, 2021 was primarily driven by the sale of $10.2 million of restructured loans held for sale, and $12.7 million in payoffs of criticized or classified loans.

Refer to "Allowance for Loan Losses" for discussion on the allowance for loan losses.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $94.4 million, or 1.2% of total assets, at December 31, 2022, as follows: $91.9 million are commercial loans currently in workout that management expects will be rehabilitated; $0.9 million are commercial loans that are current on payments and are reported as 30-89 days past due, in renewal or extension negotiations, and inclusive of workouts; $0.9 million are residential real estate loans, with $0.9 million at 30 days delinquent.
Resell Agreements
As of December 31, 2022, we have $25.8 million of short term investments of resell agreements backed by government guaranteed loans and other residential loans, with a weighted interest rate of 6.86%. As of December 31, 2021, we had $229.0 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 1.21%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $62.5 million at December 31, 2022 and $26.7 million at December 31, 2021. As of December 31, 2022, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $6.60 billion at December 31, 2022, compared to $6.36 billion at December 31, 2021. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of December 31, 2022 and December 31, 2021, we had approximately $643.6 million and $989.6 million, respectively, in political deposits which are primarily in demand deposits.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2022, December 31, 2021 and December 31, 2020.

	2022			2021			2020
	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid
(In thousands)
Non-interest-bearing demand and transaction deposits	$3,746,152	$—	0.00%	$3,017,621	$—	0.00%	$2,798,106	$—	0.00%
NOW accounts	207,675	450	0.22%	203,144	170	0.08%	334,669	440	0.13%
Money market deposit accounts	2,391,641	8,753	0.37%	2,054,286	4,237	0.21%	1,748,288	6,445	0.37%
Savings accounts	382,372	866	0.23%	365,154	381	0.10%	214,884	418	0.19%
Time deposits	185,692	961	0.52%	248,507	1,035	0.42%	335,433	3,149	0.94%
Brokered CD	9,338	26	0.28%	—	—	—%	—	—	—%
	$6,922,870	$11,056	0.16%	$5,888,712	$5,823	0.10%	$5,431,380	$10,452	0.19%

We had uninsured deposits of $4.3 million, $4.3 million, and $3.2 million for the years ended 2022, 2021, and 2020, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2022 are summarized as follows:

Maturities as of December 31, 2022
(In thousands)
Within three months	$96,746
After three but within six months	4,007
After six months but within twelve months	5,164
After twelve months	4,512
$110,429
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
In addition to assessing liquidity risk on a consolidated basis, we monitor the parent company’s liquidity. The parent company’s routine funding requirements consist primarily of operating expenses, dividends paid to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt and capital securities. Dividend payments to the parent company by its subsidiary bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The Company maintains sufficient funding to meet expected capital and debt service obligations for 24 months without the support of dividends from subsidiaries and assuming access to the wholesale markets is maintained. The Company maintains sufficient liquidity to meet its capital and debt service obligations for 12 months under adverse conditions without the support of dividends from subsidiaries or access to the wholesale markets.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLBNY advances and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third-party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of debt or equity securities. We believe that the sources of available liquidity are adequate to meet our current and reasonably foreseeable future liquidity needs.
At December 31, 2022, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $63.5 million, or 0.8% of total assets, compared to $330.5 million, or 4.7% of total assets at December 31, 2021. Our available for sale securities at December 31, 2022 were $1.81 billion, or 23.1% of total assets, compared to $2.11 billion, or 29.9% of total assets at December 31, 2021. Investment securities with an aggregate fair value of $107.9 million at December 31, 2022 were pledged to secure public deposits.
The liability portion of the balance sheet serves as our primary source of liquidity. We plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2022, we had $580.0 million in advances from the FHLBNY and a remaining credit availability of $797.1 million. In addition, we maintain borrowing capacity of approximately $151.7 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes. We also had $77.7 million in subordinated debt, net of issuance costs.
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of July 2023. These investments are to be held in the Company's held-to-maturity investment portfolio. As of December 31, 2022, we had purchased $451.7 million of PACE assessment securities from Pace Funding Group LLC and had a remaining commitment of $150.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, will be funded by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Capital Resources

Total stockholders’ equity at December 31, 2022 was $509.0 million, compared to $563.9 million at December 31, 2021, a decrease of $54.9 million. The decrease was primarily driven by a $114.1 million decrease in accumulated other comprehensive income due to the mark to market on our available for sale securities portfolio, $11.2 million of dividends, and an $11.0 million decrease in additional paid-in capital primarily due to the repurchase of $12.5 million in common stock that was repurchased as part of our share repurchase program. These factors were partially offset by $81.5 million of net income.
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

The following table shows the regulatory capital ratios for the Company and the Bank at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2022
Consolidated:
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%

December 31, 2021
Consolidated:
Total capital to risk weighted assets	$656,719	15.95%	$329,471	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%	N/A	N/A
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$613,030	14.89%	$329,376	8.00%	$411,720	10.00%
Tier 1 capital to risk weighted assets	575,692	13.98%	247,032	6.00%	329,376	8.00%
Tier 1 capital to average assets	575,692	8.21%	280,433	4.00%	205,860	5.00%
Common equity tier 1 to risk weighted assets	575,692	13.98%	185,274	4.50%	267,618	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.

As of December 31, 2022, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of December 31, 2022 and December 31, 2021:

December 31, 2022
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$77,679	$—	$—	$—	$77,679
Operating Leases	43,300	11,285	31,060	955	—
Purchase Obligations	25,843	4,612	9,224	5,507	6,500
Certificates of Deposit	225,950	208,231	17,124	595	—
	$372,772	$224,128	$57,408	$7,057	$84,179

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
We are also subject to credit risk. Credit risk is the risk that borrowers or counterparties will be unable or unwilling to repay their obligations in accordance with the underlying contractual terms. We manage and control credit risk in the loan portfolio by adhering to well-defined underwriting criteria and account administration standards established by management. Written credit policies document underwriting standards, approval levels, exposure limits and other limits or standards deemed necessary and prudent. Portfolio diversification at the obligor, industry, product and/or geographic location levels is actively managed to mitigate concentration risk. In addition, credit risk management also includes an independent credit review process that assesses compliance with commercial, real estate and other credit policies, risk ratings and other critical credit information. In addition to implementing risk management practices that are based upon established and sound lending practices, we adhere to sound credit principles. We understand and evaluate our customers’ borrowing needs and capacity to repay, in conjunction with their character and history. We manage and control credit risk in the securities portfolio by adhering to investment policies established by management. Our written investment policies ensure that our risk is diversified and monitored, and we only invest in securities that have strong credit quality. The credit risk associated with each investment is thoroughly reviewed, and certain investments are required to undergo stress testing of variables to ensure the Company is not subject to undue credit risk.
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of December 31, 2022 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.
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

Change in Market Interest Rates as of December 31, 2022	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-27.9%	(352,246)	-13.1%	(35,722)
+300 basis points	-19.2%	(242,343)	-5.2%	(14,132)
+200 basis points	-10.2%	(128,373)	-0.8%	(2,051)
+100 basis points	-2.9%	(36,361)	0.9%	2,578
-100 basis points	-3.9%	(48,539)	-2.3%	(6,175)

Item 8.      Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$5,110	$8,622
Interest-bearing deposits in banks	58,430	321,863
Total cash and cash equivalents	63,540	330,485
Securities:
Available for sale, at fair value (amortized cost of $1,944,343 and $2,103,049, respectively)	1,812,476	2,113,410
Held-to-maturity (fair value of $1,414,871 and $849,704, respectively)	1,541,301	843,569
Loans held for sale	7,943	3,279
Loans receivable, net of deferred loan origination costs	4,106,002	3,312,224
Allowance for loan losses	(45,031)	(35,866)
Loans receivable, net	4,060,971	3,276,358

Resell agreements	25,754	229,018
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	29,607	3,720
Accrued interest and dividends receivable	41,441	28,820
Premises and equipment, net	9,856	11,735
Bank-owned life insurance	105,624	107,266
Right-of-use lease asset	28,236	33,115
Deferred tax asset, net	62,507	26,719
Goodwill	12,936	12,936
Intangible assets, net	3,105	4,151
Equity investments	8,305	6,856
Other assets	29,522	46,439
Total assets	$7,843,124	$7,077,876
Liabilities
Deposits	$6,595,037	$6,356,255
FHLBNY advances	580,000	—
Subordinated debt, net	77,708	83,831
Operating leases	40,779	48,160
Other liabilities	40,645	25,755
Total liabilities	7,334,169	6,514,001

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,700,198 and 31,130,143 shares issued and outstanding, respectively)	307	311
Additional paid-in capital	286,947	297,975
Retained earnings	330,275	260,047
Accumulated other comprehensive income (loss), net of income taxes	(108,707)	5,409
Total Amalgamated Financial Corp. stockholders' equity	508,822	563,742
Noncontrolling interests	133	133
Total stockholders' equity	508,955	563,875
Total liabilities and stockholders’ equity	$7,843,124	$7,077,876

See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Dollars in thousands, except for per share amounts)

	Year Ended December 31,
	2022	2021	2020

INTEREST AND DIVIDEND INCOME
Loans	$145,649	$123,318	$141,983
Securities	110,654	56,557	47,815
Interest-bearing deposits in banks	2,186	651	697
Total interest and dividend income	258,489	180,526	190,495
INTEREST EXPENSE
Deposits	11,056	5,823	10,452
Borrowed funds	7,593	399	27
Total interest expense	18,649	6,222	10,479
NET INTEREST INCOME	239,840	174,304	180,016
Provision for (recovery of) loan losses	15,002	(287)	24,791
Net interest income after provision for loan losses	224,838	174,591	155,225
NON-INTEREST INCOME
Trust Department fees	14,449	13,352	15,222
Service charges on deposit accounts	10,999	9,355	9,201
Bank-owned life insurance	3,868	2,388	3,085
Gain (loss) on sale of securities	(3,637)	649	1,605
Gain (loss) on sale of loans, net	(610)	1,887	2,520
Loss on other real estate owned, net	(168)	(407)	(482)
Equity method investments income (loss)	(2,773)	150	7,411
Other	1,769	1,015	2,042
Total non-interest income	23,897	28,389	40,604
NON-INTEREST EXPENSE
Compensation and employee benefits	74,712	69,844	69,421
Occupancy and depreciation	13,723	14,023	23,040
Professional fees	10,417	12,961	11,205
Data processing	17,732	16,042	11,330
Office maintenance and depreciation	3,012	3,057	3,314
Amortization of intangible assets	1,046	1,207	1,370
Advertising and promotion	3,741	3,230	3,514
Federal deposit insurance premiums	3,228	2,531	3,150
Other	12,960	9,360	7,542
Total non-interest expense	140,571	132,255	133,886
Income before income taxes	108,164	70,725	61,943
Income tax expense	26,687	17,788	15,755
Net income	$81,477	$52,937	$46,188
Earnings per common share - basic	$2.64	$1.70	$1.48
Earnings per common share - diluted	$2.61	$1.68	$1.48

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020

Net income	$81,477	$52,937	$46,188
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	635	(63)	362
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	(163,001)	(15,438)	20,374
Reclassification adjustment for losses (gains) realized in income	3,621	(654)	(1,604)
Accretion of net unrealized loss on securities transferred to held-to-maturity	1,255	—	—
Net unrealized gains (losses) on securities	(158,125)	(16,092)	18,770
Other comprehensive income (loss), before tax	(157,490)	(16,155)	19,132
Income tax benefit (expense)	43,374	4,388	(5,181)
Total other comprehensive income (loss), net of taxes	(114,116)	(11,767)	13,951
Total comprehensive income (loss), net of taxes	$(32,639)	$41,170	$60,139
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2020	31,523,442	$315	$305,738	$181,132	$3,225	$490,410	$134	$490,544
Net income	—	—	—	46,188	—	46,188	—	46,188
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock	—	—	—	(10,081)	—	(10,081)	—	(10,081)
Redemption of AREMCO class B shares	—	—	—	(4)	—	(4)	(1)	(5)
Repurchase of shares	(525,015)	(5)	(6,996)	—	—	(7,001)	—	(7,001)
Exercise of stock options, net of repurchases	1,872	—	(23)	—	—	(23)	—	(23)
Restricted stock unit vesting, net of repurchases	49,226	—	(116)	—	—	(116)	—	(116)
Stock-based compensation expense	—	—	2,386	—	—	2,386	—	2,386
Other comprehensive income, net of taxes	—	—	—	—	13,951	13,951	—	13,951
Balance at December 31, 2020	31,049,525	310	300,989	217,213	17,176	535,688	133	535,821
Net income	—	—	—	52,937	—	52,937	—	52,937
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	(22)	—	(22)
Dividends on common stock	—	—	—	(10,081)	—	(10,081)	—	(10,081)
Repurchase of shares	(178,937)	(1)	(2,919)	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	173,532	2	(1,801)	—	—	(1,799)	—	(1,799)
Restricted stock unit vesting, net of repurchases	86,023	—	(90)	—	—	(90)	—	(90)
Stock-based compensation expense	—	—	1,796	—	—	1,796	—	1,796
Other comprehensive loss, net of taxes	—	—	—	—	(11,767)	(11,767)	—	(11,767)
Balance at December 31, 2021	31,130,143	311	297,975	260,047	5,409	563,742	133	563,875
Net income	—	—	—	81,477	—	81,477	—	81,477
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	(22)	—	(22)
Common stock issued under Employee Stock Purchase Plan	31,765	—	665	—	—	665	—	665
Dividends on common stock	—	—	—	(11,227)	—	(11,227)	—	(11,227)
Repurchase of common stock	(669,176)	(7)	(12,471)	—	—	(12,478)	—	(12,478)
Exercise of stock options, net of repurchases	92,244	1	(898)	—	—	(897)	—	(897)
Restricted stock unit vesting, net of repurchases	115,222	2	(1,006)	—	—	(1,004)	—	(1,004)
Stock-based compensation expense	—	—	2,682	—	—	2,682	—	2,682
Other comprehensive loss, net of taxes	—	—	—	—	(114,116)	(114,116)	—	(114,116)
Balance at December 31, 2022	30,700,198	$307	$286,947	$330,275	$(108,707)	$508,822	$133	$508,955
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,477	$52,937	$46,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,547	3,638	6,194
Amortization of intangible assets	1,046	1,207	1,370
Deferred income tax expense (benefit)	14,375	7,050	(407)
Provision for (recovery of) loan losses	15,002	(287)	24,791
Stock-based compensation expense	2,682	1,796	2,386
Net amortization (accretion) on loan fees, costs, premiums, and discounts	1,361	2,743	3,199
Net amortization on securities	4,396	3,869	1,837
OTTI loss (gain) recognized in earnings	(16)	(5)	1
Net loss (income) from equity method investments	2,773	(150)	(7,411)
Net loss (gain) on sale of securities available for sale	3,637	(649)	(1,605)
Net loss (gain) on sale of loans	610	(1,887)	(2,520)
Net loss on sale of other real estate owned	168	407	482
Net gain on owned property held for sale	—	—	(1,394)
Net gain on redemption of bank-owned life insurance	(1,895)	(266)	(1,594)
Net gain on repurchase of subordinated debt	(617)	—	—
Proceeds from sales of loans held for sale	28,414	123,566	159,309
Originations of loans held for sale	(8,391)	(112,833)	(165,569)
Increase in cash surrender value of bank-owned life insurance	(1,973)	(2,122)	(1,514)
Increase in accrued interest and dividends receivable	(12,621)	(4,850)	(4,882)
Decrease in other assets	19,114	7,445	11,041
Decrease in other liabilities	(5,767)	(11,071)	(4,131)
Net cash provided by operating activities	147,322	70,538	65,771
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	(826,273)	167,545	(36,599)
Purchase of securities available for sale	(678,910)	(1,220,727)	(683,688)
Purchase of securities held-to-maturity	(584,906)	(472,615)	(256,093)
Proceeds from sales of securities available for sale	249,936	111,274	94,698
Maturities, principal payments and redemptions of securities available for sale	325,614	508,211	278,524
Maturities, principal payments and redemptions of securities held-to-maturity	139,326	119,802	52,779
Decrease (increase) in resell agreements	203,264	(74,239)	(154,779)
Increase in equity method investments	(7,359)	(5,764)	(31,039)
Purchase of bank-owned life insurance	—	—	(25,000)
Decrease (increase) of FHLBNY stock, net	(25,887)	214	3,105
Purchases of premises and equipment, net	(1,668)	(2,396)	(1,612)
Proceeds from redemption of bank-owned life insurance	4,233	1,010	2,934
Proceeds from sale of owned assets	—	—	1,613
Proceeds from sale of other real estate owned	139	2,275	20
Net cash used in investing activities	(1,202,491)	(865,410)	(755,137)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	238,782	1,017,544	697,729

Net increase (decrease) in FHLBNY advances	580,000	—	(75,000)
Net increase (decrease) in subordinated debt	(5,633)	83,831	—
Common stock issued under Employee Stock Purchase Plan	665	—	—
Redemption of AREMCO class B shares	—	—	(5)
Repurchase of shares	(12,478)	(2,920)	(7,001)
Dividends paid	(11,211)	(9,978)	(9,987)
Exercise of stock options, net of repurchases	(897)	(1,799)	(23)
Restricted stock units vesting, net of repurchases	(1,004)	(90)	(116)
Net cash provided by financing activities	788,224	1,086,588	605,597
Increase (decrease) in cash, cash equivalents, and restricted cash	(266,945)	291,716	(83,769)
Cash, cash equivalents, and restricted cash at beginning of year	330,485	38,769	122,538
Cash, cash equivalents, and restricted cash at end of year	$63,540	$330,485	$38,769

Supplemental disclosures of cash flow information:
Interest paid during the year	$18,000	$6,039	$11,476
Income taxes paid during the year	6,646	5,692	9,823
Supplemental non-cash investing activities:
Right-of-use assets obtained in exchange for lease liabilities	2,337	—	777
Loans transferred to held-for-sale	25,304	1,000	8,850
Loans transferred to other real estate owned	—	2,682	—
Purchase of securities available for sale, net not settled	14,000	—	12,080
Securities available for sale transferred to held-to-maturity	260,112	—	—

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation
Amalgamated Financial Corp., a Delaware public benefit corporation (the "Company"), was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Federal Reserve Board of Governors under the Bank Holding Company Act of 1956, as amended. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions.
The audited consolidated financial statements presented in this Annual Report on Form 10-K include the collective results of the Holding Company and its wholly-owned subsidiary, the Bank, which are collectively herein referred to as the “Company.”
Basis of Accounting and Changes in Significant Accounting Policies
The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") in the United States of America, or GAAP and predominant practices within the banking industry. The Company uses the accrual basis of accounting for financial statement purposes.
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
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents, and restricted cash include cash, due from banks, interest-bearing deposits in other banks and federal funds sold with original maturities of three months or less. The Company had $0.4 million and $0.4 million in restricted cash as of December 31, 2022 and December 31, 2021, respectively and is included in total cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company’s restricted cash reflects funds held in other financial institutions to secure business operating rights or contractually obligated minimum account funding requirements.
Securities
Purchases of investments in debt securities are designated as either trading, available for sale or held-to-maturity depending on the intent and ability to hold the securities. The initial designation is made at the time of purchase.
As of December 31, 2022 and December 31, 2021, the Company had no securities designated as trading.
Securities available for sale are carried at fair value, with any net unrealized appreciation or depreciation in fair value reported net of taxes as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Debt securities held-to-maturity are carried at amortized cost provided management does not have the intent to sell these securities and does not anticipate that it will be necessary to sell these securities before the full recovery of principal and interest, which may be at

Notes to Consolidated Financial Statements
maturity. The Company reported its investments in "Property Assessed Clean Energy" ("PACE") assessments as held-to-maturity securities.
Management conducts a periodic evaluation of securities available for sale and held-to-maturity to determine if the amortized cost basis of a security has been other-than-temporarily impaired ("OTTI"). The evaluation of other-than-temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties. If the amortized cost of an investment exceeds its fair value, management evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than amortized cost, the probability of a near-term recovery in value, whether management intends to sell the security and whether it is more likely than not that the Company will be required to sell the security before full recovery of the investment or maturity. Management also considers specific adverse conditions related to the financial health, projected cash flow and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors and rating agency actions.
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
Loans Held for Sale
Loans held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current earnings. Gains or losses resulting from sales of loans held for sale, net of unamortized deferred fees and costs, are recognized at the time of sale and are included in other non-interest income on the Consolidated Statements of Income. The Company had $7.9 million and $3.3 million of loans classified as held for sale as of December 31, 2022 and December 31, 2021, respectively.
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
A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts due, both principal and interest, according to the contractual terms. Individual loans which are deemed to be impaired are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral net of estimated selling costs if the loan is collateral dependent. Individual loan impairment evaluation is generally limited to multifamily, commercial real estate ("CRE"), commercial and industrial ("C&I"), construction and certain restructured residential real estate loans. Smaller balance loans including home equity lines of credit ("HELOCs"), consumer and student loans, as well as non-restructured residential real estate loans, are considered homogeneous. When assessing homogenous loans for impairment, the Company considers regulatory guidance concerning the classification and management of retail credits. The aggregate amount of individually and collectively measured loan impairment is included as a component of the allowance.

Notes to Consolidated Financial Statements
Loans are considered troubled debt restructurings ("TDRs") if the borrower is experiencing financial difficulty and is afforded a concession by the Company, such as, but not limited to: (i) payment deferral; (ii) a reduction of the stated interest rate for the remaining contractual life of the loan; (iii) an extension of the loan’s original contractual term at a stated interest rate lower than the current market rate for a new loan with similar risk; (iv) capitalization of interest; or (v) forgiveness of principal or interest. Generally, TDRs are placed on nonaccrual status (and reported as non-performing loans) until the loan qualifies for return to accrual status. A TDR loan is considered impaired. A loan extended or renewed at a stated interest rate equal to the market interest rate for new debt with similar risk is not considered to be a TDR.
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
Allowance for Loan Losses
The allowance for loan and lease losses (“allowance”) is a valuation allowance for probable incurred credit losses. The Company monitors its entire loan portfolio on a regular basis and considers numerous factors including (i) end-of-period loan levels and portfolio composition, (ii) observable trends in non-performing loans, (iii) the Company’s historical loan loss experience, (iv) known and inherent risks in the portfolio, (v) underwriting practices, (vi) adverse situations which may affect the borrower’s ability to repay, (vii) the estimated value and sufficiency of any underlying collateral, (viii) credit risk grading assessments, (ix) loan impairment, and (x) economic conditions.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. Additions to the allowance are charged to expense, and realized losses, net of recoveries, are charged to the allowance. Based on the determination of management, the overall level of allowance is periodically adjusted to account for the inherent and specific risks within the entire portfolio. Based on review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2022, management believes the allowance is adequate.
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
FHLBNY Stock
As a condition of membership with the FHLBNY, the Company is required to hold FHLBNY stock in an amount equal to 0.125% of its aggregate mortgage related assets plus 4.5% of its outstanding FHLBNY advances. The Company’s holdings of FHLBNY stock are pledged against outstanding advances. FHLBNY stock is a non-marketable equity security and is, therefore, reported at cost, which equals par value (the amount at which shares have been redeemed in the past). The investment is periodically evaluated for impairment based on, among other things, the capital adequacy of the FHLBNY and its overall financial condition.

Notes to Consolidated Financial Statements
Other Real Estate Owned
Other real estate owned (“OREO”) properties acquired through, or in lieu of, foreclosure are recorded initially at fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance prior to transfer. OREO assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest income. Costs relating to the development and improvement of other real estate owned are capitalized. Costs relating to holding other real estate owned, including real estate taxes, insurance and maintenance, are charged to expense as incurred. The balance of OREO was $0 at both December 31, 2022 and December 31, 2021.
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
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use ("ROU") assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of lease liabilities. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Leases are classified as financing or operating leases at commencement. All of the Company's leases are classified as operating leases as of December 31, 2022. Operating lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred.
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

Notes to Consolidated Financial Statements
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

The deferral method of accounting is used for investments that generate investment tax credits. Under this method, the investment tax credits are recognized as a reduction of the related asset. Contributions made by the Company are recognized as an increase of the related asset, and distributions are recognized as a reduction. Income and loss generated by the investment is recognized as a corresponding increase or reduction in the related asset.
Post-Retirement Benefit Plans
The Company sponsors several post-retirement benefit plans for current and former employees and certain directors. Contributions to the trustee of a multi-employer defined benefit pension plan are recorded as expense in the period of contribution. Plan obligations and related expenses for other post retirement plans are calculated using actuarial methodologies. The measurement of such obligations and expenses requires management to make certain assumptions, in particular the discount rate, which is evaluated on an annual basis. Other factors include retirement patterns, mortality and turnover assumptions. The Company uses a December 31 measurement date for its post retirement benefit plans. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year the changes occur through comprehensive income.
Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes income, expenses, gains and losses that

Notes to Consolidated Financial Statements
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
Stock-Based Compensation

Stock-based compensation is recorded in accordance with FASB ASC No. 718, “Accounting for Stock-Based Compensation” which requires the Company to record compensation cost for stock options and restricted stock granted to employees and directors in return for employee service. The cost is measured at the fair value of the options and restricted stock when granted, and this cost is expensed over the service period, which is normally the vesting period of the options and restricted stock. Forfeitures of options and restricted stock result in a retirement of the related award and a reversal of the cost previously incurred. The Company grants time-based restricted stock units (“RSUs”) that are subject to a time-based vesting schedule, and performance-based RSUs that are subject to the achievement of the Company's corporate goals. The Company's stock-based compensation plans are further described in Note 13, Employee Benefit Plans.

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

These investments are included in Equity Investments in the Company’s Consolidated Statements of Financial Condition. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity, both funded and unfunded. Loans to these entities are underwritten in substantially the same manner as other loans and are generally secured. Additional disclosures regarding VIEs are further described in Note 18, Variable Interest Entities.

Resell Agreements

The Company enters into short-term resell agreements backed by residential first-lien mortgage loans. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements. The Company had $25.8 million and $229.0 million in resell agreements as of December 31, 2022 and December 31, 2021, respectively. The resell agreements were entered into at par, and earned $4.2 million, $1.9 million, and $0.8 million in interest income for the years ended December 31, 2022, 2021, and 2020 , respectively. Interest income on resell agreements is reported on the "securities interest income" line of the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements
Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications had no impact to the Consolidated Statements of Income or the Consolidated Statements of Changes in Stockholders’ Equity.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Effective in 2022 and onward
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model and provides for recording credit losses on available for sale debt securities through an allowance account. ASU 2016-13 also requires certain incremental disclosures. In October 2019, the FASB voted to extend the adoption date for entities eligible to be smaller reporting companies, public business entities ("PBEs") that are not SEC filers, and entities that are not PBEs from January 1, 2020 to January 1, 2023. Based on the Company's election as an Emerging Growth Company under the Jumpstart Our Business Startups Act to use the extended transition period for complying with any new or revised financial accounting standards, we will adopt the standard on January 1, 2023. The Company’s CECL implementation efforts are continuing to focus on completion of model validation, developing new disclosures, establishing formal policies and procedures and other governance and control documentation. Based on the Company’s portfolio balances and forecasted economic conditions as of January 1, 2023, management believes the adoption of the CECL standard will result in a material increase to its total current reserves. However, the ultimate amount of the increase will be contingent upon continued validation of our model, testing and refinement of the model methodologies and judgments utilized to determine the estimate. Based on implementation progress to date, the Company believes the capital adequacy requirements to which it and the Bank are subject to, and its business strategies and practices, will not be materially impacted following the adoption on January 1, 2023. The Company measured its allowance under its current incurred loan loss model as of December 31, 2022.

On March 31, 2022, the FASB issued ASU No. 2022-02, which eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Specifically, rather than applying the recognition and measurement guidance for TDRs, this ASU requires entities to evaluate receivable modifications, consistent with the accounting for other loan modifications, to determine whether a modification made to a borrower results is a new loan or a continuation of the existing loan. In addition, under the new ASU, entities are no longer required to use a discounted cash flow ("DCF") method to measure the ACL as a result of a modification or restructuring with a borrower experiencing financial difficulty. If a DCF method is used, the post-modification-derived effective interest rate is to be used, instead of the original interest rate as stipulated under the current GAAP. This ASU also enhances the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU amends the guidance on “vintage disclosures” to require the disclosure of current-period gross write-offs by year of origination. The Company will continue to apply the current TDR accounting model until the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) on January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's operating results or financial condition.

On January 7, 2021, the FASB has issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance amends the scope of ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was aimed at easing the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate ("LIBOR") (the benchmark interest rate banks use to make short-term loans to each other) and provided temporary, optional expedients and exceptions for applying accounting guidance to contract modifications and hedging relationships, subject

Notes to Consolidated Financial Statements
to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2021-01 is effective March 12, 2020 through December 31, 2022, however on October 5, 2022, the FASB affirmed the decision to defer the sunset date of Topic 848 to December 31, 2024. As the majority of the Company's securities tied to LIBOR are expected to transition to the Secured Overnight Financing Rate ("SOFR") or pay off before the transition date and given that the Company does not have a substantial amount of commercial loans tied to LIBOR, the Adoption of ASU 2021-01 is not expected to have a material impact on the Company's operating results or financial condition.

Notes to Consolidated Financial Statements
3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company records unrealized gains and losses, net of taxes, on securities available for sale in accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses on securities available for sale are reclassified to operations as the gains or losses are recognized. Other-than-temporary impairment losses on debt securities are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income (loss). The Company also recognizes as a component of other comprehensive income (loss) the actuarial gains or losses as well as the prior service costs or credits that arise during the period from post-retirement benefit plans.
Other comprehensive income (loss) components and related income tax effects were as follows:

	Year Ended December 31,
	2022	2021	2020
(In thousands)
Change in obligation for postretirement benefits and for prior service credit	$297	$231	$198
Change in obligation for other benefits	338	(294)	164
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	635	(63)	362
Income tax benefit (expense)	(185)	17	(99)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	450	(46)	263

Unrealized holding gains (losses) on available for sale securities	(163,001)	(15,438)	20,374
Reclassification adjustment for losses (gains) realized in income	3,621	(654)	(1,604)
Accretion of net unrealized loss on securities transferred to held-to-maturity	1,255	—	—
Change in unrealized gains (losses) on available for sale securities	(158,125)	(16,092)	18,770
Income tax benefit (expense)	43,559	4,371	(5,082)
Net change in unrealized gains (losses) on securities	(114,566)	(11,721)	13,688

Total	$(114,116)	$(11,767)	$13,951

The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2022	Current Period Change	Income Tax Effect	Balance as of December 31, 2022
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,102)	$635	$(185)	$(1,652)
Unrealized gains (losses) on available for sale securities	7,511	(142,230)	39,180	(95,539)
Unaccreted unrealized loss on securities transferred to held-to-maturity	—	(15,895)	4,379	(11,516)
Total	$5,409	$(157,490)	$43,374	$(108,707)

	Balance as of January 1, 2021	Current Period Change	Income Tax Effect	Balance as of December 31, 2021
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,056)	$(63)	$17	$(2,102)
Unrealized gains (losses) on available for sale securities	19,232	(16,092)	4,371	7,511
Total	$17,176	$(16,155)	$4,388	$5,409

Notes to Consolidated Financial Statements
The following represents the reclassifications out of accumulated other comprehensive income (loss):

	Year Ended December 31,			Affected Line Item in the Consolidated Statements of Income
	2022	2021	2020
(In thousands)

Realized gains (losses) on sale of available for sale securities	$(3,637)	$649	$1,605	Gain (loss) on sale of securities
Recognized gains (losses) on OTTI securities	16	5	(1)	Non-Interest Income - other
Accretion of net unrealized loss on securities transferred to held-to-maturity	(1,255)	—	—	Interest income on securities
Total reclassifications	(4,876)	654	1,604
Income tax expense (benefit)	(1,343)	180	438	Income tax expense (benefit)
Total reclassifications, net of income tax	$(3,533)	$474	$1,166

Prior service credit on pension plans and other postretirement benefits	$29	$29	$28	Compensation and employee benefits
Income tax benefit	(8)	(8)	(8)	Income tax expense (benefit)
Total reclassifications, net of income tax	$21	$21	$20

Total reclassifications, net of income tax	$(3,512)	$495	$1,186

Notes to Consolidated Financial Statements
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2022 are as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
Government sponsored entities ("GSE") residential CMOs ("collateralized mortgage obligations")	$427,529	$24	$(38,293)	$389,260
GSE commercial certificates & CMO	222,620	—	(8,834)	213,786
Non-GSE residential certificates	123,139	—	(16,059)	107,080
Non-GSE commercial certificates	108,286	—	(10,804)	97,482
	881,574	24	(73,990)	807,608
Other debt:
U.S. Treasury	199	—	(7)	192
Asset backed securities ("ABS")	901,746	34	(39,617)	862,163
Trust preferred	10,988	—	(845)	10,143
Corporate	149,836	—	(17,466)	132,370
	1,062,769	34	(57,935)	1,004,868

Total available for sale	$1,944,343	$58	$(131,925)	$1,812,476

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Mortgage-related:
GSE residential CMOs	$69,391	$—	$(4,054)	$65,337
GSE commercial certificates	90,335	—	(11,186)	79,149
GSE residential certificates	428	—	(17)	411
Non-GSE commercial certificates	32,635	9	(3,148)	29,496
Non-GSE residential certificates	50,468	—	(5,245)	45,223
	243,257	9	(23,650)	219,616
Other debt:
ABS	288,682	—	(15,175)	273,507
Commercial PACE	255,424	—	(26,782)	228,642
Residential PACE	656,453	—	(44,833)	611,620
Municipal	95,485	—	(15,999)	79,486
Other	2,000	—	—	2,000
	1,298,044	—	(102,789)	1,195,255

Total held-to-maturity	$1,541,301	$9	$(126,439)	$1,414,871

Notes to Consolidated Financial Statements
As of December 31, 2022, available for sale securities with a fair value of $1.01 billion were pledged with $282.8 million held-to-maturity securities being pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2021 are as follows:

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential certificates	$3,838	$129	$—	$3,967
GSE residential CMOs	460,571	5,697	(2,385)	463,883
GSE commercial certificates & CMO	364,274	6,855	(765)	370,364
Non-GSE residential certificates	66,756	29	(646)	66,139
Non-GSE commercial certificates	81,705	12	(616)	81,101
	977,144	12,722	(4,412)	985,454
Other debt:
U.S. Treasury	200	—	—	200
ABS	988,061	3,351	(2,224)	989,188
Trust preferred	14,631	—	(484)	14,147
Corporate	123,013	1,681	(273)	124,421
	1,125,905	5,032	(2,981)	1,127,956

Total available for sale	$2,103,049	$17,754	$(7,393)	$2,113,410

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Mortgage-related:
GSE commercial certificates	$30,742	$—	$(489)	$30,253
GSE residential certificates	442	19	—	461
Non-GSE commercial certificates	10,333	13	(288)	10,058
Non-GSE residential certificates	10,796	5	—	10,801
	52,313	37	(777)	51,573
Other debt:
ABS	75,800	1	(50)	75,751
Commercial PACE	175,712	2,434	—	178,146
Residential PACE	451,682	3,499		455,181
Municipal	84,962	2,045	(1,056)	85,951
Other	3,100	2	—	3,102
	791,256	7,981	(1,106)	798,131

Total held-to-maturity	$843,569	$8,018	$(1,883)	$849,704

Notes to Consolidated Financial Statements
As of December 31, 2021, available for sale securities with a fair value of $907.1 million were pledged; $126.6 million held-to-maturity securities were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.

The Company reassessed the classification of certain investments during the year ended December 31, 2022 and transferred securities with a book value of $277.3 million from available for sale to held-to-maturity. The transfer occurred at fair market value totaling $260.1 million. The related unrealized losses of $17.2 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of the securities, with no net change to interest income. No gain or loss was recorded at the time of the transfer. During the year ended December 31, 2021, there were no transfers of securities between available for sale and held-to-maturity.

The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$—	$—	$2,000	$2,000
Due after one year through five years	67,979	60,511	9,419	8,919
Due after five years through ten years	425,938	409,079	10,561	9,590
Due after ten years	568,852	535,278	1,276,064	1,174,746
	$1,062,769	$1,004,868	$1,298,044	$1,195,255

Proceeds received and gains and losses realized on sales of securities are summarized below:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Proceeds	$249,936	$111,274	$94,698

Realized gains	$168	$1,057	$2,111
Realized losses	(3,805)	(408)	(506)
Net realized gains (losses)	$(3,637)	$649	$1,605
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low LTV PACE Bonds and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At December 31, 2022 and December 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements
The following summarizes the fair value and unrealized losses for those available for sale and held-to-maturity securities as of December 31, 2022 and December 31, 2021, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$231,562	$13,937	$151,285	$24,356	$382,847	$38,293
GSE commercial certificates & CMO	153,325	6,729	60,461	2,105	213,786	8,834
Non-GSE residential certificates	72,527	8,969	34,553	7,090	107,080	16,059
Non-GSE commercial certificates	62,243	4,842	35,239	5,962	97,482	10,804
Other debt:
US Treasury	192	7	—	—	192	7
ABS	530,269	17,290	299,425	22,327	829,694	39,617
Trust preferred	—	—	10,143	845	10,143	845
Corporate	89,054	9,772	43,316	7,694	132,370	17,466
Total available for sale	$1,139,172	$61,546	$634,422	$70,379	$1,773,594	$131,925

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Mortgage-related:
GSE CMOs	$54,475	$2,891	$10,862	$1,163	$65,337	$4,054
GSE commercial certificates	48,934	3,404	30,215	7,782	79,149	11,186
GSE residential certificates	411	17	—	—	411	17
Non GSE commercial certificates	11,192	656	18,283	2,492	29,475	3,148
Non GSE residential certificates	39,426	4,784	5,797	461	45,223	5,245
Other debt:
ABS	224,279	11,078	49,228	4,097	273,507	15,175
Commercial PACE	228,642	26,782	—	—	228,642	26,782
Residential PACE	611,620	44,833	—	—	611,620	44,833
Municipal	48,190	5,866	31,296	10,133	79,486	15,999
Total held-to-maturity	$1,267,169	$100,311	$145,681	$26,128	$1,412,850	$126,439

Notes to Consolidated Financial Statements

	December 31, 2021
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$222,825	$2,385	$—	$—	$222,825	$2,385
GSE commercial certificates & CMO	28,695	271	159,681	494	188,376	765
Non-GSE residential certificates	55,284	646	—	—	55,284	646
Non-GSE commercial certificates	42,530	247	23,124	369	65,654	616
Other debt:
ABS	374,241	1,903	71,746	321	445,987	2,224
Trust preferred	—	—	14,147	484	14,147	484
Corporate	48,743	273	—	—	48,743	273
Total available for sale	$772,318	$5,725	$268,698	$1,668	$1,041,016	$7,393

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Mortgage-related:
GSE commercial certificates	$30,253	$489	$—	$—	$30,253	$489
Non GSE commercial certificates	9,857	288	—	—	9,857	288
Other debt:
ABS	26,951	50	—	—	26,951	50
Municipal	38,468	852	3,876	204	42,344	1,056
Total held-to-maturity	$105,529	$1,679	$3,876	$204	$109,405	$1,883
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

As of December 31, 2022, excluding GSE and U.S. Treasury securities., temporarily impaired securities totaled $2.57 billion with an unrealized loss of $205.5 million. These securities were rated investment grade by at least one Nationally Recognized Statistical Rating Organization ("NRSRO") with no ratings below investment grade. All issues were current as to their interest payments. The Company has had no losses on any PACE bonds and are not aware of any losses that could be material in the sector given the low LTV position. Management considers that the temporary impairment of these investments as of December 31, 2022 is primarily due to an increase in market spreads since the time these investments were acquired.

With respect to the Company’s security investments that are temporarily impaired as of December 31, 2022, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2022. None of these positions or other securities held in the portfolio or sold during the year were purchased with the intent of selling them or would otherwise be classified as trading securities under ASC No. 320, Investments – Debt Securities.
For the years ended December 31, 2022, 2021 and 2020, the Company recorded an OTTI recovery of $15,900, compared to a recovery of $4,800 and a loss of $900, respectively.

Notes to Consolidated Financial Statements
Events which may cause material declines in the fair value of debt investments may include, but are not limited to, deterioration of credit metrics, higher incidences of default, worsening liquidity, worsening global or domestic economic conditions or adverse regulatory action. Management does not believe that there are any cases of unrecorded OTTI as of December 31, 2022.
FHLBNY Stock
The Company owned 296,068 shares and 37,199 shares at a cost of $100 per share at December 31, 2022 and December 31, 2021, respectively. Dividend income on FHLBNY stock amounted to approximately $0.5 million, $0.2 million, and $0.2 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Notes to Consolidated Financial Statements
5.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	December 31, 2022	December 31, 2021
(In thousands)
Commercial and industrial	$925,641	$729,385
Multifamily	967,521	821,801
Commercial real estate	335,133	369,429
Construction and land development	37,696	31,539
Total commercial portfolio	2,265,991	1,952,154
Residential real estate lending	1,371,779	1,063,682
Consumer and other	463,999	291,818
Total retail portfolio	1,835,778	1,355,500
Total loans receivable	4,101,769	3,307,654
Net deferred loan origination costs	4,233	4,570
Total loans receivable, net of deferred loan origination costs (fees)	4,106,002	3,312,224
Allowance for loan losses	(45,031)	(35,866)
Total loans receivable, net	$4,060,971	$3,276,358

Lending Risk

The principal business of the Company is lending in commercial and industrial loans, multifamily mortgage loans, commercial real estate loans, construction and land development loans, residential real estate mortgage loans, and consumer and other loans. The Company considers its primary lending area to be the states of New York, and California, and Washington, D.C. A substantial portion of the Company’s loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

Commercial and Industrial Loans

Loans in this classification are made to businesses and include term loans, lines of credit, and senior secured loans to corporations. Generally, these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, will have an effect on the credit quality in this loan class.

Multifamily Mortgage Loans

Loans in this classification include income producing residential investment properties of five or more families. Loans are made to established owners with a proven and demonstrable record of strong performance. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

Commercial Real Estate Loans

Loans in this classification include income producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Company’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Notes to Consolidated Financial Statements
Construction and Land Development Loans

Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent, this class includes commercial development projects that the Company finances, which in most cases require interest only during construction, and then convert to permanent financing. Construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by the Bank, all affect the credit risk in this loan class.

Residential Real Estate Loans

Loans in this classification are generally secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Loans in this class are secured by both first liens and second liens. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class.

Consumer and Other Loans

Loans in this classification may be either secured or unsecured. Residential solar loans compose the majority of this portfolio, with student loans and other consumer products composing the remainder. Repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

The following table presents information regarding the quality of the Company’s loans as of December 31, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$27	$9,629	$—	$9,656	$915,985	$925,641
Multifamily	—	3,828	—	3,828	963,693	967,521
Commercial real estate	11,718	4,851	—	16,569	318,564	335,133
Construction and land development	16,426	—	—	16,426	21,270	37,696
Total commercial portfolio	28,171	18,308	—	46,479	2,219,512	2,265,991
Residential real estate lending	1,185	1,807	—	2,992	1,368,787	1,371,779
Consumer and other	3,545	1,584	—	5,129	458,870	463,999
Total retail portfolio	4,730	3,391	—	8,121	1,827,657	1,835,778
	$32,901	$21,699	$—	$54,600	$4,047,169	$4,101,769

Notes to Consolidated Financial Statements
The following table presents information regarding the quality of the Company’s loans as of December 31, 2021:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$8,313	$—	$8,313	$721,072	$729,385
Multifamily	13,537	2,907	—	16,444	805,357	821,801
Commercial real estate	21,599	4,054	—	25,653	343,776	369,429
Construction and land development	26,482	—	—	26,482	5,057	31,539
Total commercial portfolio	61,618	15,274	—	76,892	1,875,262	1,952,154
Residential real estate lending	4,811	12,525	—	17,336	1,046,346	1,063,682
Consumer and other	1,590	420	—	2,010	289,808	291,818
Total retail portfolio	6,401	12,945	—	19,346	1,336,154	1,355,500
	$68,019	$28,219	$—	$96,238	$3,211,416	$3,307,654

The Company has certain non-performing loans included in the balance of Loans held for sale on the Consolidated Statements of Financial Condition. There were $6.9 million and $1.0 million such loans as of December 31, 2022 and December 31, 2021, respectively.
For a loan modification to be considered a TDR in accordance with ASC 310-40, both of the following conditions must be met: the borrower is experiencing financial difficulty, and the creditor has granted a concession (except for an “insignificant delay in payment”, defined as six months or less). Loans modified as TDRs are placed on nonaccrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months. The Company’s TDRs primarily involve rate reductions, forbearance of arrears or extension of maturity. TDRs are included in total impaired loans as of the respective date.

The following table presents information regarding the Company’s TDRs as of December 31, 2022 and December 31, 2021:

	December 31, 2022			December 31, 2021
(In thousands)	Accruing	Nonaccrual	Total	Accruing	Nonaccrual	Total
Commercial and industrial	$3,503	$9,629	$13,132	$4,052	$8,313	$12,365
Commercial real estate	—	2,900	2,900	—	3,166	3,166
Construction and land development	2,424	—	2,424	7,476	—	7,476
Residential real estate lending	175	973	1,148	13,469	2,018	15,487
	$6,102	$13,502	$19,604	$24,997	$13,497	$38,494

Notes to Consolidated Financial Statements
The financial effects of TDRs granted for the year ended December 31, 2022 are as follows:

			Weighted Average Interest Rate
(In thousands)	Number of Loans	Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount
Commercial and industrial	2	$8,171	6.79%	6.79%	$—
Commercial real estate	4	10,647	3.85%	3.85%	—
	6	$18,818	5.13%	5.13%	$—
The financial effects of TDRs granted for the year ended December 31, 2021 are as follows:

			Weighted Average Interest Rate
(In thousands)	Number of Loans	Recorded Investment	Pre-Modification	Post-Modification	Charge-off Amount
Commercial and industrial	1	$2,536	6.50%	4.00%	$—
Construction and land development	2	7,477	4.30%	4.30%	—
	3	$10,013	4.86%	4.22%	$—
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$893,637	$6,983	$23,275	$1,746	$925,641
Multifamily	947,661	13,696	6,164	—	967,521
Commercial real estate	299,953	24,679	10,501	—	335,133
Construction and land development	21,270	14,002	2,424	—	37,696
Residential real estate lending	1,369,972	—	1,807	—	1,371,779
Consumer and other	462,415	—	1,584	—	463,999
Total loans	$3,994,908	$59,360	$45,755	$1,746	$4,101,769
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2021:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$693,312	$10,165	$25,908	$—	$729,385
Multifamily	721,869	48,804	51,128	—	821,801
Commercial real estate	295,261	13,947	60,221	—	369,429
Construction and land development	24,063	—	7,476	—	31,539
Residential real estate lending	1,050,865	292	12,525	—	1,063,682
Consumer and other	291,398	—	420	—	291,818
Total loans	$3,076,768	$73,208	$157,678	$—	$3,307,654
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

Notes to Consolidated Financial Statements
In addition, consumer and residential loans are classified utilizing an inter-agency methodology that incorporates the extent of delinquency. Assigned risk rating grades are continuously updated as new information is obtained.
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2022:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,716	$3,828	$4,851	$2,424	$1,982	$—	$27,801
Collectively evaluated for impairment	910,925	963,693	330,282	35,272	1,369,797	463,999	4,073,968
Total loans	$925,641	$967,521	$335,133	$37,696	$1,371,779	$463,999	$4,101,769

Allowance for loan losses:
Individually evaluated for impairment	$5,433	$180	$—	$—	$55	$—	$5,668
Collectively evaluated for impairment	7,483	6,924	3,627	825	11,283	9,221	39,363
Total allowance for loan losses	$12,916	$7,104	$3,627	$825	$11,338	$9,221	$45,031
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2021:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$12,785	$2,907	$4,054	$7,476	$25,994	$—	$53,216
Collectively evaluated for impairment	716,600	818,894	365,375	24,063	1,037,688	291,818	3,254,438
Total loans	$729,385	$821,801	$369,429	$31,539	$1,063,682	$291,818	$3,307,654

Allowance for loan losses:
Individually evaluated for impairment	$4,350	$—	$—	$—	$755	$—	$5,105
Collectively evaluated for impairment	6,302	4,760	7,273	405	8,253	3,768	30,761
Total allowance for loan losses	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866

Notes to Consolidated Financial Statements
The activities in the allowance by portfolio for the year ended December 31, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	1,990	2,760	(3,646)	807	2,978	10,113	15,002
Charge-offs	—	(416)	—	(389)	(2,448)	(5,143)	(8,396)
Recoveries	274	—	—	2	1,800	483	2,559
Ending Balance	$12,916	$7,104	$3,627	$825	$11,338	$9,221	$45,031
The activities in the allowance by portfolio for the year ended December 31, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589
Provision for (recovery of) loan losses	2,179	(1,483)	1,374	(1,675)	(5,409)	4,727	(287)
Charge-offs	(813)	(4,081)	(314)	—	(1,081)	(2,699)	(8,988)
Recoveries	221	—	—	3	3,168	160	3,552
Ending Balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866

The activities in the allowance by portfolio for the year ended December 31, 2020 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$11,126	$5,210	$2,492	$808	$14,149	$62	$33,847
Provision for (recovery of) loan losses	9,175	5,114	7,508	2,238	(2,302)	3,058	24,791
Charge-offs	(11,293)	—	(3,787)	(970)	(492)	(1,691)	(18,233)
Recoveries	57	—	—	1	975	151	1,184
Ending Balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,580	$41,589

Notes to Consolidated Financial Statements
The following is additional information regarding the Company’s impaired loans and the allowance related to such loans as of and for the year ended December 31, 2022 and December 31, 2021:

	December 31, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$764	$5,636	$1,761	$—
Multifamily	334	167	334	—
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	3,791	1,896	3,881	—
	12,164	17,102	18,475	—
Loans with a related allowance:
Residential real estate lending	1,218	8,352	1,278	55
Multifamily	3,494	3,201	3,494	180
Commercial and industrial	10,925	11,855	11,975	5,433
	15,637	23,408	16,747	5,668
Total impaired loans:
Residential real estate lending	1,982	13,988	3,039	55
Multifamily	3,828	3,368	3,828	180
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	14,716	13,751	15,856	5,433
	$27,801	$40,510	$35,222	$5,668

	December 31, 2021
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$10,507	$15,666	$11,896	$—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
	22,037	28,740	24,325	—
Loans with a related allowance:
Residential real estate lending	15,487	18,120	19,306	755
Multifamily	2,907	6,241	8,024	—
Commercial and industrial	12,785	13,746	13,207	4,350
	31,179	38,107	40,537	5,105
Total impaired loans:
Residential real estate lending	25,994	33,786	31,202	755
Multifamily	2,907	6,241	8,024	—
Construction and land development	7,476	9,330	7,476	—
Commercial real estate	4,054	3,744	4,953	—
Commercial and industrial	12,785	13,746	13,207	4,350
	$53,216	$66,847	$64,862	$5,105

Notes to Consolidated Financial Statements
As of December 31, 2022 and December 31, 2021, mortgage loans with an unpaid principal balance of $0.80 billion and $1.10 billion respectively, are pledged to the FHLBNY to secure outstanding advances and letters of credit. There were $1.6 million in related party loans outstanding as of December 31, 2022 compared to $0.5 million in related party loans as of December 31, 2021.

Notes to Consolidated Financial Statements
6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2022	2021
(In thousands)
Buildings, premises and improvements	$28,150	$29,935
Furniture, fixtures and equipment	6,787	7,020
Projects in process	561	—
	35,498	36,955
Accumulated depreciation and amortization	(25,642)	(25,220)
	$9,856	$11,735
Depreciation and amortization expense charged to operations amounted to $3.5 million, $3.6 million, and $6.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2020, the Bank completed closures of eight branch offices, resulting in $2.3 million in accelerated depreciation recorded on the "occupancy and depreciation" expense line item on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements
7.    DEPOSITS
Deposits are summarized as follows:

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,331,067	0.00%	$3,335,005	0.00%
NOW accounts	206,434	0.73%	210,844	0.08%
Money market deposit accounts	2,445,396	0.94%	2,227,953	0.12%
Savings accounts	386,190	0.75%	375,301	0.11%
Time deposits	151,699	2.57%	207,152	0.32%
Brokered CD	74,251	3.84%	—	0.00%
	$6,595,037	0.52%	$6,356,255	0.06%

Scheduled maturities of time deposits and brokered CDs as of December 31, 2022 are as follows:

(In thousands)	Balance
2023	$208,231
2024	10,866
2025	4,482
2026	1,776
2027	595
Thereafter	—
$225,950
Time deposits of $250,000 or more totaled $110.4 million as of December 31, 2022 and $43.7 million as of December 31, 2021.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $28.3 million and $56.0 million as of December 31, 2022 and December 31, 2021, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities in the amounts of $52.2 million as of December 31, 2022 and $99.9 million as of December 31, 2021.
Included in total deposits are state and municipal deposits totaling $88.3 million and $65.5 million as of December 31, 2022 and December 31, 2021, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements
8.     FHLBNY ADVANCES
There were $580 million in outstanding FHLBNY advances as of December 31, 2022, and no outstanding FHLBNY advances as of December 31, 2021. There were $580 million of FHLBNY advances with an overnight contractual maturity, and the average interest rate on outstanding FHLBNY advances was 4.58% at December 31, 2022. FHLBNY advances are collateralized by the FHLBNY stock owned by the Company plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of December 31, 2022, the value of the other eligible assets had an estimated market value net of haircut totaling $1.40 billion (comprised of securities of $760.3 million and mortgage loans of $616.9 million). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances.

Notes to Consolidated Financial Statements
9.    SUBORDINATED DEBT
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
During the year ended December 31, 2022, the Company repurchased $5.6 million of the subordinated notes, resulting in a gain on repurchase of $0.6 million, included in other non-interest income on the Consolidated Statement of Income. There were no repurchases of subordinated notes during the year ended December 31, 2021.

Notes to Consolidated Financial Statements
10. REGULATORY CAPITAL
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital (as defined in the regulations) to risk weighted assets, and of tier 1 capital (as defined in the regulations) to average assets. Management believes as of December 31, 2022 and 2021, the Company and the Bank met all capital adequacy requirements.
As of December 31, 2022, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A

December 31, 2021
Total capital to risk weighted assets	$656,719	15.95%	$329,471	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	534,381	12.98%	247,103	6.00%	N/A	N/A
Tier 1 capital to average assets	534,381	7.62%	280,454	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	534,381	12.98%	185,327	4.50%	N/A	N/A
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to Consolidated Financial Statements
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%

December 31, 2021
Total capital to risk weighted assets	$613,030	14.89%	$329,376	8.00%	$411,720	10.00%
Tier 1 capital to risk weighted assets	575,692	13.98%	247,032	6.00%	329,376	8.00%
Tier 1 capital to average assets	575,692	8.21%	280,433	4.00%	205,860	5.00%
Common equity tier 1 to risk weighted assets	575,692	13.98%	185,274	4.50%	267,618	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to Consolidated Financial Statements
11. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
Federal	$9,201	$9,349	$15,010
State and local	3,111	1,389	1,152
	12,312	10,738	16,162
Deferred:
Federal	10,709	4,409	(3,497)
State and local	3,666	2,641	3,090
	14,375	7,050	(407)
Total income tax provision	$26,687	$17,788	$15,755
A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% to the Company’s actual income tax benefit and effective tax rate for the years ended December 31, 2022, 2021, and 2020 and is as follows:

	Year Ended December 31,
	2022		2021		2020
(In thousands)	Amount	%	Amount	%	Amount	%

Tax expense at federal income tax rate	$22,714	21.00%	$14,852	21.00%	$13,008	21.00%
Increase (decrease) resulting from:
Tax exempt income	(497)	(0.46)%	(317)	(0.45)%	(862)	(1.39)%
Change in DTA rate	84	0.08%	(199)	(0.28)%	333	0.54%
State tax, net of federal benefit	5,354	4.95%	3,184	4.50%	3,551	5.73%
Stock options windfall	(363)	(0.34)%	(94)	(0.13)%	(3)	(0.01)%
Other	(605)	(0.56)%	362	0.51%	(272)	(0.44)%
Total	$26,687	24.67%	$17,788	25.15%	$15,755	25.43%
As of December 31, 2022 the Company had remaining federal, state and local net operating loss carryforwards of approximately $1.3 million, $42.8 million and $18.7 million, respectively, which are available to offset future federal, state and local income and which expire over varying periods from 2028 through 2037.
Deferred income tax assets and liabilities result from temporary differences between the carrying value of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are reported net in the accompanying Consolidated Statement of Financial Condition.

Notes to Consolidated Financial Statements
The significant components of the net deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
(In thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Allowance for loan losses	$13,237	$16,300
Nonaccrual interest income	106	389
Postretirement and other employee benefits	1,563	242
Available for sale securities carried at fair value for financial statement purposes	36,330	—
Depreciation and amortization	1,418	1,123
Operating leases	10,976	13,250
Federal, state and local net operating loss carryforward	4,468	7,285
Transfer of available for sale securities to held-to-maturity	4,379	—
Other, net	600	3,258
Gross deferred tax asset	73,077	41,847

Deferred tax liabilities:
Available for sale securities carried at fair value for financial statement purposes	—	(2,850)
Unrealized loss on investment	(150)	—
Purchase accounting adjustments, net	(676)	(874)
Operating leases	(8,575)	(10,142)
Net deferred loan fees	(1,169)	(1,262)
Gross deferred tax liabilities	(10,570)	(15,128)

Deferred tax asset, net	$62,507	$26,719
As of December 31, 2022, the Company’s deferred tax assets were valued without an allowance as management concluded that it is more likely than not that the entire amount may be realized. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted. If it is later determined that a valuation allowance is required, it generally will be an expense to the income tax provision in the period such determination is made.
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
As of December 31, 2022, the Company is generally subject to possible examination by federal, state, and local taxing authorities for 2019 and subsequent tax years. Income tax receivable, which is included in other assets, totaled $12.1 million and $20.8 million as of December 31, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements
12.    EARNINGS PER SHARE

Following is a table setting forth the factors used in the earnings per share computation follow:

	Year Ended December 31,
	2022	2021	2020
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$81,477	$52,937	$46,188
Dividends paid on preferred stock	(22)	(22)	(22)
Income attributable to common stock	$81,455	$52,915	$46,166
Weighted average common shares outstanding, basic	30,818	31,104	31,133
Basic earnings per common share	$2.64	$1.70	$1.48

Income attributable to common stock	$81,455	$52,915	$46,166
Weighted average common shares outstanding, basic	30,818	31,104	31,133
Incremental shares from assumed conversion of options and RSUs	375	408	96
Weighted average common shares outstanding, diluted	31,193	31,512	31,229
Diluted earnings per common share	$2.61	$1.68	$1.48

As of December 31, 2022 and December 31, 2021, the Company had 376,000 and 368,000 anti-dilutive shares, respectively.

Notes to Consolidated Financial Statements
13.    EMPLOYEE BENEFIT PLANS
The Company offers various pension and retirement benefit plans, as well as a long-term incentive plan to eligible employees and directors. Significant benefit plans are described as follows:
Pension Plan
The Company participates in a multi-employer non-contributory pension plan which covers substantially all full-time employees, both unionized and non-unionized. Employees generally qualify for participation in the plan on the first January 1st or July 1st after attaining age 21 and completing 1,000 Hours of Service in a 12 consecutive month period. The collective bargaining agreement covering the unionized employees was last renewed in March 2020. Under the terms of this plan, participants vest 100% upon completion of five years of service, as defined in the plan document. Plan assets are invested in the Consolidated Retirement Fund ("CRF"). The Employer Identification Number of the CRF is 13-3177000 and the Plan Number is 001.
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
The Pension Protection Act of 2006 ("PPA") ranks the funded status of multi-employer plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical Status) if it has a current funded percentage (as defined) of less than 65%. A plan is in the Yellow Zone (Endangered Status) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. For the 2022 and 2021 plan years, pursuant to the PPA, the CRF was certified to be in the Green Zone (i.e. neither Critical Status nor Endangered Status).
The following table summarizes certain information regarding contributions made by the Company to the CRF:

(In thousands)	Contributions	Company contributions greater than 5% of total contributions received by the CRF?
Year Ended December 31,
2022	$6,321	Yes
2021	6,193	Yes
2020	6,278	Yes
The amounts of contributions presented in the preceding table represent expense recorded by the Company during the respective periods and are included in Compensation and Employee Benefits expense on the Consolidated Statements of Income.
Retirement Benefit Plans
The Company offers a post-retirement health plan, a life insurance plan, and provides for two other non-qualifying supplemental retirement plan benefits; one for certain former directors, and one for certain former employees. The Company’s policy is to fund the cost of health and life benefits in amounts determined in accordance with the plan provisions. The other retirement benefit plans generally contain vesting provisions and service requirements. These plans are unfunded and represent a general obligation of the Company.

Notes to Consolidated Financial Statements
The following table summarizes the plans’ benefit obligation, the changes in the plans’ benefit obligation, changes in plan assets and the plan’s funded status:

	Year Ended December 31,
(In thousands)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$3,658	$4,094
Service cost	—	—
Interest cost	71	58
Amendments	—	—
Actuarial gain	(397)	(16)
Benefits paid	(477)	(478)
Benefit obligation at end of year	$2,855	$3,658
Change in plan assets:
Employer contributions	$477	$478
Benefits paid	(477)	(478)
Plan assets at end of year	$—	$—
Benefit obligation, included in other liabilities	$2,855	$3,658

The following table presents before tax effected amounts recognized in accumulated other comprehensive income (loss) at December 31:

(In thousands)	2022	2021	2020
Net actuarial loss	$2,572	$3,235	$3,200
Prior service credit	(292)	(320)	(349)
Total amount recognized	$2,280	$2,915	$2,851

Notes to Consolidated Financial Statements
The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

(In thousands)	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	71	58	118
Prior service credit amortization	(29)	(29)	(29)
Prior service credit due to curtailments	—	—	—
Recognized actuarial loss	267	400	320
Net periodic benefit	$309	$429	$409

Components of other amounts:
Net regular actuarial (gain) loss	$(397)	$(16)	$379
Recognized actuarial loss	(267)	(400)	(320)
Prior service credit amortization	29	29	29
Prior service credit due to curtailments	—	450	(450)
Prior service credit due to amendment	—	—	—
Total recognized in other comprehensive income	$(635)	$63	$(362)
Total recognized in comprehensive income	$(326)	$492	$47

The following table summarizes certain weighted average assumptions used to measure the plans’ obligation at the end of the year as well as net periodic benefit expense during the year:

	2022	2021	2020
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.75%	2.07%	1.50%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	2.14%	1.66%	3.13%
The net actuarial loss and prior service credit that is expected to be amortized from accumulated other comprehensive income (loss) and into net periodic (benefit) expense during the year ended December 31, 2023 is $0.2 million.
Future estimated benefit payments are expected to be approximately $0.3 million per annum during the period 2023 through 2031.
401(k) Plans

The Company also offers 2 retirement savings plans which are qualified under Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Substantially all employees are eligible to participate, and participants can contribute up to 15% of their salary subject to certain limitations. The Company does not make contributions to the 401(k) Plan and as such does not incur any direct compensation expense related to the 401(k) Plan.
Long Term Incentive Plans

Stock Options:
The Company has granted stock options in previous years to employees and directors. As of December 31, 2020, all options have vested and are exercisable at the option of the vested holders until the termination of each tranche after 10 years from the grant date or earlier if the employee or director has changed their employment status. The Company does not currently have an active stock option plan that is available for issuing new options.

Notes to Consolidated Financial Statements
A summary of the status of the Company’s options as of December 31, 2022 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2021	847,560	$13.19	4.3	years
Granted	—	—	—
Forfeited/ Expired	(18,260)	12.69	—
Exercised	(402,420)	13.31	—
Outstanding, December 31, 2022	426,880	13.09	3.3	years	$4,246
Vested and Exercisable, December 31, 2022	426,880	$13.09	3.3	years	$4,246

The range of exercise prices is $11.00 to $14.65 per share.
There were no options compensation costs to employees and directors for the year ended December 31, 2022 and December 31, 2021 as all options had been fully expensed as of December 31, 2020. Total options compensation costs for the year ended 2020 was $0.7 million, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The fair value of all awards outstanding as of December 31, 2022 and December 31, 2021 was $4.2 million and $2.9 million, respectively. No cash was received for options exercised in the years ended December 31, 2022 and December 31, 2021. The Company repurchased 310,176 shares and 920,948 shares for options exercised in the years ended December 31, 2022 and December 31, 2021, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 434,907 shares were available for issuance as of December 31, 2022.

Restricted stock units ("RSUs") represent an obligation to deliver shares to an employee or director at a future date if certain vesting conditions are met. RSUs are subject to a time-based vesting schedule, the satisfaction of performance conditions, or the satisfaction of market conditions, and are settled in shares of the Company’s common stock. RSUs do not provide dividend equivalent rights from the date of grant and do not provide voting rights. RSUs accrue dividends based on dividends paid on common shares, but those dividends are paid in cash upon satisfaction of the specified vesting requirements on the underlying RSU.
A summary of the status of the Company’s time-based vesting RSUs as of December 31, 2022 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2021	326,521	$15.66
Awarded	193,339	19.31
Forfeited/Expired	(42,885)	15.69
Vested	(145,952)	15.83
Unvested, December 31, 2022	331,023	$17.72

Notes to Consolidated Financial Statements
A summary of the status of the Company’s performance-based RSUs as of December 31, 2022 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2021	103,774	$15.84
Awarded	62,794	17.69
Forfeited/Expired	(46,137)	16.18
Vested	(23,461)	17.91
Unvested, December 31, 2022	96,970	$16.37

During the year ended December 31, 2022, the Company granted 16,536, 14,376 and 866 performance-based RSUs at a fair value of $17.34, $17.39 and $21.64 per share, respectively which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2022 to December 31, 2024. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 47,667 shares, respectively.

During the year ended December 31, 2022, the Company granted 31,016 market-based RSUs at a fair value of $17.91 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 3, 2022 to February 2, 2025. The minimum and maximum awards that are achievable are 0 and 46,524 shares, respectively.

As of December 31, 2022, the Company reserved 145,455 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 54,191 shares and 21,624 shares for RSUs vested in the years ended December 31, 2022 and 2021, respectively.

Of the 427,993 unvested RSUs as of December 31, 2022, the minimum units that will vest, solely due to a service test, are 331,023. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 476,478.

Compensation expense attributable to the employee RSUs was $2.2 million, $1.8 million, and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company recorded an expense of $0.5 million, $0.3 million, and $0.5 million attributable to RSUs granted to directors for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there was $4.2 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees and directors. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.1 years.

Notes to Consolidated Financial Statements
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
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities
The Company’s available for sale securities are reported at fair value. Investments in fixed income securities are generally valued based on evaluations provided by an independent pricing service. These evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position, in a current sale. The pricing service utilizes evaluated pricing techniques that vary by asset class and incorporate available market information and, because many fixed income securities do not trade on a daily basis, applies available information through processes such as benchmark curves, benchmarking of available securities, sector groupings and matrix pricing. Model processes, such as option adjusted spread models, are used to value securities that have prepayment features. In those limited cases where pricing service evaluations are not available for a fixed income security, management will typically value those instruments using observable market inputs in a discounted cash flow analysis.
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$389,260	$—	$389,260
GSE commercial certificates & CMO	—	213,786	—	213,786
Non-GSE residential certificates	—	107,080	—	107,080
Non-GSE commercial certificates	—	97,482	—	97,482
Other debt:
U.S. Treasury	192	—	—	192
ABS	—	862,163	—	862,163
Trust preferred	—	10,143	—	10,143
Corporate	—	132,370	—	132,370
Total assets carried at fair value	$192	$1,812,284	$—	$1,812,476

Notes to Consolidated Financial Statements

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential certificates	$—	$3,967	$—	$3,967
GSE residential CMOs	—	463,883	—	463,883
GSE commercial certificates & CMO	—	370,364	—	370,364
Non-GSE residential certificates	—	66,139	—	66,139
Non-GSE commercial certificates	—	81,101	—	81,101
Other Debt:
U.S. Treasury	200	—	—	200
ABS	—	989,188	—	989,188
Trust preferred	—	14,147	—	14,147
Corporate	—	124,421	—	124,421
Total assets carried at fair value	$200	$2,113,210	$—	$2,113,410

During the years ended December 31, 2022 and 2021, there were no transfers of financial instruments between Level 1 and Level
2. There were no financial instruments measured at fair value on a recurring basis and categorized as Level 3 in the Consolidated
Statement of Financial Condition during the years ended December 31, 2022 and 2021.

Assets Measured at Fair Value on a Non-recurring Basis
Certain financial assets are measured at fair value on a non-recurring basis. That is, they are subject to fair value adjustments in certain circumstances.
Impaired loans
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
Other real estate owned
Other real estate owned, representing property acquired through foreclosure or deed in lieu of foreclosure, are carried at fair value less estimated disposal costs of the acquired property. Fair value on other real estate owned is based on the appraised value of the collateral using discount rates or capitalization rates similar to those used in impaired loan valuation.

The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$3,315	$—	$—	$3,315	$3,315
	$3,315	$—	$—	$3,315	$3,315

Notes to Consolidated Financial Statements

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$48,111	$—	$—	$48,111	$48,111
Other real estate owned	$307	$—	$—	$335	$335
	$48,418	$—	$—	$48,446	$48,446

Financial Instruments Not Measured at Fair Value
A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value follows:
•Held-to-maturity securities – Investments in fixed income securities are generally valued based on evaluations provided by an independent pricing service. These evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position, in a current sale. The pricing service utilizes evaluated pricing techniques that vary by asset class and incorporate available market information and, because many fixed income securities do not trade on a daily basis, applies available information through processes such as benchmark curves, benchmarking of available securities, sector groupings and matrix pricing. Model processes, such as option adjusted spread models, are used to value securities that have prepayment features. In those limited cases where pricing service evaluations are not available for a fixed income security, management will typically value those instruments using observable market inputs in a discounted cash flow analysis. Held-to-maturity securities, with the exception of PACE securities which are categorized as Level 3, are generally categorized as Level 2.
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

•Resell agreements – Resell agreements are carried at fair value, as these are short term agreements. All existing trades are done at the current rate for new trades, so there is no market value adjustment. The agreements are generally categorized as Level 3, as we have limited market information.
•Deposits – Deposits without a defined maturity date are valued at the amount payable on demand, and are categorized as Level 2. Certificates of deposit, which are categorized as Level 2, are valued using a present value technique that incorporates current rates offered by the Company for certificates of comparable remaining maturity.
•FHLBNY Advances – FHLBNY advances are valued using a present value technique that incorporates current rates offered by the FHLBNY for advances of comparable remaining maturity. FHLBNY advances are categorized as Level 2.
•Subordinated debt – Bank issued subordinated debt is valued based on recent trades for similar issues and or values provided by firms that transact in our bonds. Subordinated debt is categorized as Level 2.

Notes to Consolidated Financial Statements
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$63,540	$63,540	$—	$—	$63,540
Held-to-maturity securities	1,541,301	—	574,609	840,262	1,414,871
Loans held for sale	7,943	—		7,943	7,943
Loans receivable, net	4,060,971	—	—	3,718,308	3,718,308
Resell agreements	25,754	—	—	25,754	25,754
Accrued interest and dividends receivable	41,441	17	12,197	29,227	41,441

Financial liabilities:
Deposits payable on demand	6,369,087	—	6,369,087	—	6,369,087
Time deposits	225,950	—	225,805	—	225,805
FHLBNY advances	580,000	—	580,000	—	580,000
Subordinated debt	77,708	—	68,966	—	68,966
Accrued interest payable	1,218	—	1,218	—	1,218

Notes to Consolidated Financial Statements

	December 31, 2021
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$330,485	$330,485	$—	$—	$330,485
Held-to-maturity securities	843,569	—	216,377	633,327	849,704
Loans held for sale	3,279	—	—	3,279	3,279
Loans receivable, net	3,276,358	—	—	3,291,377	3,291,377
Resell agreements	229,018	—	—	229,018	229,018
Accrued interest and dividends receivable	28,820	—	28,820	—	28,820

Financial liabilities:
Deposits payable on demand	6,149,103	—	6,149,103	—	6,149,103
Time deposits	207,152	—	207,369	—	207,369
Subordinated Debt	83,831	—	85,000	—	85,000
Accrued interest payable	569	—	569	—	569

Notes to Consolidated Financial Statements
15.     COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET RISK
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	December 31, 2022	December 31, 2021
(In thousands)
Commitments to extend credit	$723,902	$927,428
Standby letters of credit	29,568	18,752
Total	$753,470	$946,180

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This reserve, which is included in other liabilities, amounted to approximately $1.6 million as of December 31, 2022 and $1.5 million as of December 31, 2021.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.
Investment Obligations
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of July 2023. These investments are to be held in the Company's held-to-maturity investment portfolio. As of December 31, 2022, we had purchased $451.7 million of PACE assessment securities from Pace Funding Group LLC and had a remaining commitment of $150.0 million. Separately, the Company is party to agreements with Petros PACE Finance for the purchase of PACE assessment securities until February 16, 2023. As of December 31, 2022, we had purchased $53.5 million of these obligations and had an estimated remaining commitment of $14.3 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's held-to-maturity investment portfolio.

Notes to Consolidated Financial Statements
16.    LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of December 31, 2022 and December 31, 2021. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Company’s geographies.
Real estate operating leases are presented as a right-of-use asset and a related operating lease liability on the Consolidated Statements of Financial Condition. The ROU asset represents the Company’s right to use the underlying asset for the lease term and the operating lease liabilities represent the obligation to make lease payments arising from the lease. The Company applied its incremental borrowing rate as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of the operating lease liability. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Lease expense is recognized on a straight-line basis over the lease term.
The following table summarizes our lease cost and other operating lease information:

	Year Ended December 31,
	2022	2021
(In thousands)
Operating lease cost	$7,216	$8,219

Cash paid for amounts included in the measurement of Operating leases liability	$10,745	$10,193
Weighted average remaining lease term on operating leases (in years)	3.9	4.7
Weighted average discount rate used for operating leases liability	3.25%	3.25%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of December 31, 2022:

(In thousands)	As of December 31, 2022
2023	$11,285
2024	11,310
2025	10,574
2026	9,176
2027	955
Thereafter	—
Total undiscounted operating lease payments	43,300
Less: present value adjustment	2,521
Total Operating leases liability	$40,779

Notes to Consolidated Financial Statements
17.     GOODWILL AND INTANGIBLE ASSETS
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

At December 31, 2022 and December 31, 2021, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2023	$888
2024	730
2025	574
2026	419
2027	265
Thereafter	229
Total	$3,105

Accumulated amortization of the core deposit intangible was $5.9 million as of December 31, 2022.

Amortization expense recognized on the core deposit intangible was $1.0 million, $1.2 million, and $1.4 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

Notes to Consolidated Financial Statements
18.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of December 31, 2022, the Company's maximum exposure to loss is $64.2 million.

	December 31, 2022	December 31, 2021
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$3,299	$1,681
Loans and letters of credit commitments	60,857	52,813
Funded portion of loans and letters of credit commitments	47,683	15,512
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Year Ended
	December 31,
	2022	2021
(In thousands)
Tax credits and other tax benefits recognized	$2,672	$11,571

Notes to Consolidated Financial Statements
19.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Amalgamated Financial Corp. follows:

CONDENSED BALANCE SHEET
	December 31, 2022	December 31, 2021
(in thousands)
ASSETS
Cash and cash equivalents	$10,884	$42,886
Investment in banking subsidiary	580,664	605,074
Other assets	113	12
Total assets	$591,661	$647,972

LIABILITIES AND EQUITY
Subordinated debt	$77,708	$83,831
Accrued expense and other liabilities	5,131	399
Stockholders' equity	508,822	563,742
Total liabilities and stockholders' equity	$591,661	$647,972

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
	2022	2021
(in thousands)
Other income	$617	$11,800
Equity in undistributed subsidiary income	84,321	41,684
Interest expense	2,693	399
Other expense	768	148
Net income	$81,477	$52,937
Comprehensive income (loss)	$(32,639)	$41,170

Notes to Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS
	Year Ended December 31,
	2022	2021
(in thousands)
Cash flows from operating activities
Net income	$81,477	$52,937
Adjustments:
Equity in undistributed subsidiary income	(84,321)	(41,684)
Net gain on repurchase of subordinated debt	(617)	—
Change in other assets	726	(12)
Change in other liabilities	(610)	399
Net cash provided (used) by operating activities	(3,345)	11,640

Cash flows from investing activities
Payments for investments in subsidiaries	—	(42,490)
Net cash provided (used) by investing activities	—	(42,490)

Cash flows from financing activities
Dividends paid	(11,211)	(7,597)
Repurchase of shares	(12,478)	(2,498)
Net increase (decrease) in subordinated debt	(5,633)	83,831
Proceeds from common stock issued under Employee Stock Purchase Plan	665	—
Net cash provided (used) by financing activities	(28,657)	73,736

Net change in cash and cash equivalents	(32,002)	42,886
Beginning cash and cash equivalents	42,886	—
Ending cash and cash equivalents	$10,884	$42,886

Equity exchange for the outstanding common stock of Amalgamated Bank	$—	$541,093

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Amalgamated Financial Corp.
New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Amalgamated Financial Corp. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
March 9, 2023

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

As an “emerging growth company” under the JOBS Act, we are exempt from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, our independent registered public accounting firm is not required to issue an attestation report with respect to the effectiveness of our internal control over financial reporting as of December 31, 2022.
Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
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
Item 11. Executive Compensation.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Director and Executive Officer Compensation”; and
• “Corporate Governance and Social Responsibility” under the subsections titled “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Security Ownership of Certain Beneficial Owners and Management”; and
•“Equity Compensation Plan Information”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Certain Relationships and Related Party Transactions”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Director Independence.”
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” under the subsections titled “Audit and Related Fees” and “Pre-Approval Policy,” which sections are incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

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

4.9
Form of 3.250% Fixed-to-Floating Rate Subordinated Notes due 2031 (incorporated by reference to Exhibit 4.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

10.1	Change in Control Plan (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
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

10.5
Consolidated Retirement Plan, as amended and restated on January 1, 2015 (incorporated by reference to Exhibit 10.9 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.6	Amalgamated Bank Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.7	Amalgamated Financial Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021).*
10.8	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.9	Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
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

10.14
Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.15
Form of Award Agreement for Performance Units to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to Amalgamated Financial Corp.’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement filed with the SEC on March 10, 2021).*

10.16
Retention Bonus Agreement between Amalgamated Bank and Sam Brown dated December 22, 2020 (incorporated by reference to Exhibit 10.22 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.17
Severance Agreement between Amalgamated Bank and Sam Brown dated December 22, 2020 (incorporated by reference to Exhibit 10.23 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).*

10.18
Form of Retention Restricted Stock Unit Award Agreement under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.19
Employment Agreement dated May 10, 2021 by and among Amalgamated Financial Corp., Amalgamated Bank and Priscilla Sims Brown (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.20
Form of Award Agreement for Restricted Stock Units to Chief Executive Officer to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.21
Temporary Relocation Agreement between Amalgamated Bank and Sean Searby (incorporated by reference to Exhibit 10.29 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2021).*

10.22
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Sean Searby (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022).*

10.23
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Jason Darby (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022).*

10.24
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Sam Brown (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022)*

10.25
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Mandy Tenner (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022)*

10.26
Severance Policy for Employees Not Covered by a Collective Bargaining Agreement, Effective July 26, 2023 (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2022)*

16.1
Letter of KPMG LLP dated December 17, 2019 to the FDIC regarding statements included in the Current Report on Form 8-K filed with the FDIC December 17, 2019 (incorporated by reference to Exhibit 16.1 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).

21.1	Subsidiaries of Amalgamated Financial Corp.**
23.1	Consent of Independent Registered Public Accounting Firm—Crowe LLP.**
24.1	Power of Attorney (included on signature page)**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
101
The following financial statements from the Annual Report on Form 10-K of Amalgamated Financial Corp., formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021, and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Amalgamated Financial Corp.’s Form 10-K Report for the year ended December 31, 2022, formatted in iXBRL (included with the Exhibit 101 attachments).

* Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

March 9, 2023	By:	/s/ Priscilla Sims Brown
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

Signature	Title	Date
/s/ Lynne P. Fox	Director and Chair of the Board	March 9, 2023
Lynne P. Fox
/s/ Priscilla Sims Brown	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2023
Priscilla Sims Brown
/s/ Donald E. Bouffard, Jr.	Director	March 9, 2023
Donald E. Bouffard, Jr.
/s/ Maryann Bruce	Director	March 9, 2023
Maryann Bruce
/s/ JoAnn Lilek	Director	March 9, 2023
JoAnn Lilek
/s/ Mark A. Finser	Director	March 9, 2023
Mark A. Finser
/s/ Darrell Jackson	Director	March 9, 2023
Darrell Jackson
/s/ Julie Kelly	Director	March 9, 2023
Julie Kelly
/s/ Meredith Miller	Director	March 9, 2023
Meredith Miller
/s/ John McDonagh	Director	March 9, 2023
John McDonagh
/s/ Robert G. Romasco	Director	March 9, 2023
Robert G. Romasco
/s/ Edgar Romney, Sr.	Director	March 9, 2023
Edgar Romney, Sr.
/s/ Jason Darby	Chief Financial Officer (Principal Financial Officer)	March 9, 2023
Jason Darby
/s/ Leslie Veluswamy	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2023
Leslie Veluswamy