Form 10-Q
period 2023-03-31
Amalgamated Financial Corp.
filed 2023-05-09
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of May 9, 2023, the registrant had 30,611,847 shares of common stock outstanding at $0.01 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “anticipate,” “aspire,” “intend,” “could,” “should,” “would,” “believe,” “project,” “plan,” “goal,” “target,” “potential,” “pro-forma,” “seek,” “contemplate,” “expect,” “estimate,” and “continue,” or the negative thereof as well as other similar words and expressions of the future. These forward-looking statements include, but are not limited to, statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth.
Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause our actual results to differ materially from those anticipated in or by such statements. Potential risks and uncertainties include, but are not limited to, the following:
•uncertain conditions in the banking industry and in national, regional and local economies in our core markets, which may have an adverse impact on our business, operations and financial performance;
•deterioration in the financial condition of borrowers resulting in significant increases in credit losses on loans and provisions for those losses;
•deposit outflows and subsequent declines in liquidity caused by factors that could include lack of confidence in the banking system, a deterioration in market conditions or the financial condition of depositors;
•changes in our deposits, including an increase in uninsured deposits;
•unfavorable conditions in the capital markets, which may cause declines in our stock price and the value of our investments;
•continued fluctuation of the interest rate environment, including changes in net interest margin or changes that affect the yield curve on investments;
•potential deterioration in real estate collateral values;
•changes in legislation, regulation, public policies, or administrative practices impacting the banking industry, including increased regulation and FDIC assessments in the aftermath of the Silicon Valley Bank, Signature Bank, and First Republic Bank failures;
•the outcome of legal or regulatory proceedings that may be instituted against us;
•our inability to maintain the historical growth rate of the loan portfolio;
•changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
•the impact of competition with other financial institutions, including pricing pressures and the resulting impact on our results, including as a result of compression to net interest margin;
•any matter that would cause us to conclude that there was impairment of any asset, including intangible assets;
•increased competition for experienced members of the workforce including executives in the banking industry;
•a failure in or breach of our operational or security systems or infrastructure, or those of third party vendors or other service providers, including as a result of unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
•downgrade in our credit rating;
•increased political opposition to Environmental, Social and Governance practices;
•recessionary conditions;
•physical and transitional risks related to climate change as they impact our business and the businesses that we finance; and
•descriptions of assumptions underlying or relating to any of the foregoing.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements, which should be read in conjunction with the other cautionary
ii

statements that are included elsewhere in this report. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may be found in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at https://sec.gov. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and, except as required by law, disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	March 31, 2023	December 31, 2022
Assets	(unaudited)
Cash and due from banks	$5,192	$5,110
Interest-bearing deposits in banks	125,705	58,430
Total cash and cash equivalents	130,897	63,540
Securities:
Available for sale, at fair value (amortized cost of $1,755,787 and $1,944,343, respectively)	1,639,105	1,812,476
Held-to-maturity, net of allowance for credit losses of $687 at March 31, 2023 (fair value of $1,489,155 and $1,414,871, respectively)	1,618,507	1,541,301
Loans held for sale	5,653	7,943
Loans receivable, net of deferred loan origination costs	4,198,170	4,106,002
Allowance for credit losses	(67,323)	(45,031)
Loans receivable, net	4,130,847	4,060,971

Resell agreements	15,431	25,754
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	3,507	29,607
Accrued interest and dividends receivable	40,844	41,441
Premises and equipment, net	9,250	9,856
Bank-owned life insurance	105,405	105,624
Right-of-use lease asset	26,516	28,236
Deferred tax asset, net	62,504	62,507
Goodwill	12,936	12,936
Intangible assets, net	2,883	3,105
Equity investments	8,170	8,305
Other assets	24,001	29,522
Total assets	$7,836,456	$7,843,124
Liabilities
Deposits	$7,041,361	$6,595,037
Subordinated debt	73,737	77,708
FHLBNY advances	—	580,000
Other borrowings	140,000	—
Operating leases	38,333	40,779
Other liabilities	23,867	40,645
Total liabilities	$7,317,298	$7,334,169

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,736,141 and 30,700,198 shares issued, respectively, and 30,642,299 and 30,700,198 shares outstanding, respectively)	$307	$307
Additional paid-in capital	287,514	286,947
Retained earnings	330,673	330,275
Accumulated other comprehensive loss, net of income taxes	(97,317)	(108,707)
Treasury stock, at cost (93,842 and zero shares, respectively)	(2,152)	—
Total Amalgamated Financial Corp. stockholders' equity	519,025	508,822
Noncontrolling interests	133	133
Total stockholders' equity	519,158	508,955
Total liabilities and stockholders’ equity	$7,836,456	$7,843,124
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2023	2022
INTEREST AND DIVIDEND INCOME
Loans	$44,806	$31,127
Securities	39,512	19,155
Interest-bearing deposits in banks	618	179
Total interest and dividend income	84,936	50,461
INTEREST EXPENSE
Deposits	13,835	1,402
Borrowed funds	3,821	691
Total interest expense	17,656	2,093
NET INTEREST INCOME	67,280	48,368
Provision for credit losses	4,958	2,293
Net interest income after provision for credit losses	62,322	46,075
NON-INTEREST INCOME
Trust Department fees	3,929	3,491
Service charges on deposit accounts	2,455	2,447
Bank-owned life insurance	781	814
Gain (loss) on sale of securities	(3,086)	162
Gain (loss) on sale of loans, net	3	(157)
Equity method investments income	153	432
Other	973	233
Total non-interest income	5,208	7,422
NON-INTEREST EXPENSE
Compensation and employee benefits	22,014	17,669
Occupancy and depreciation	3,399	3,440
Professional fees	2,230	2,815
Data processing	4,549	5,184
Office maintenance and depreciation	728	725
Amortization of intangible assets	222	262
Advertising and promotion	1,587	854
Federal deposit insurance premiums	718	667
Other	3,180	2,781
Total non-interest expense	38,627	34,397
Income before income taxes	28,903	19,100
Income tax expense	7,565	4,935
Net income	$21,338	$14,165
Earnings per common share - basic	$0.69	$0.46
Earnings per common share - diluted	$0.69	$0.45

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$21,338	$14,165
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	48	59
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	12,099	(63,704)
Reclassification adjustment for losses (gains) realized in income	3,086	(165)
Accretion of net unrealized loss on securities transferred to held-to-maturity	488	—
Net unrealized gains (losses) on securities	15,673	(63,869)
Other comprehensive income (loss), before tax	15,721	(63,810)
Income tax benefit (expense)	(4,331)	17,555
Total other comprehensive income (loss), net of taxes	11,390	(46,255)
Total comprehensive income (loss), net of taxes	$32,728	$(32,090)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2023
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	21,338	—	—	21,338	—	21,338
Repurchase of common stock	(128,803)	—	—	—	—	(2,425)	(2,425)	—	(2,425)
Common stock issued under Employee Stock Purchase Plan	21,919	—	(25)	—	—	413	388	—	388
Dividends on common stock, $0.10 per share	—	—	—	(3,115)	—	—	(3,115)	—	(3,115)
Exercise of stock options, net of repurchases	6,631	—	(91)	—	—	—	(91)	—	(91)
Restricted stock units vesting, net of repurchases	42,354	—	(354)	—	—	(140)	(494)	—	(494)
Stock-based compensation expense	—	—	1,037	—	—	—	1,037	—	1,037
Other comprehensive income, net of taxes	—	—	—	—	11,390	—	11,390	—	11,390
Balance at March 31, 2023	30,642,299	$307	$287,514	$330,673	$(97,317)	$(2,152)	$519,025	$133	$519,158

	Three Months Ended March 31, 2022
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2022	31,130,143	$311	$297,975	$260,047	$5,409	$—	$563,742	$133	$563,875
Net income	—	—	—	14,165	—	—	14,165	—	14,165
Repurchase of common stock	(170,572)	(1)	(2,940)	—	—	—	(2,941)	—	(2,941)
Common stock issued under Employee Stock Purchase Plan	2,905	—	52	—	—	—	52	—	52
Dividends on common stock, $0.08 per share	—	—	—	(2,490)	—	—	(2,490)	—	(2,490)
Exercise of stock options, net of repurchases	6,964		(305)	—	—	—	(305)	—	(305)
Restricted stock units vesting, net of repurchases	25,831	—	(229)	—	—	—	(229)	—	(229)
Stock-based compensation expense	—	—	890	—	—	—	890	—	890
Other comprehensive income (loss), net of taxes	—	—	—	—	(46,255)	—	(46,255)	—	(46,255)
Balance at March 31, 2022	30,995,271	$310	$295,443	$271,722	$(40,846)	$—	$526,629	$133	$526,762
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,338	$14,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	869	899
Amortization of intangible assets	222	262
Deferred income tax expense (benefit)	3,308	(1,876)
Provision for credit losses	4,958	2,293
Stock-based compensation expense	1,037	890
Net amortization on loan fees, costs, premiums, and discounts	36	285
Net amortization on securities	408	1,175
OTTI gain recognized in earnings	—	(3)
Net income from equity method investments	(153)	(432)
Net loss (gain) on sale of securities available for sale	3,086	(162)
Net loss (gain) on sale of loans	(3)	157
Net gain on redemption of bank-owned life insurance	(225)	(313)
Proceeds from sales of loans held for sale	3,459	5,913
Originations of loans held for sale	(1,176)	(5,298)
Increase in cash surrender value of bank-owned life insurance	(556)	(501)
Net gain on repurchase of subordinated debt	(780)	—
Decrease in accrued interest and dividends receivable	597	1,411
Decrease in other assets	6,403	2,784
Decrease in accrued expenses and other liabilities	(7,975)	(4,591)
Net cash provided by operating activities	34,853	17,058
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(94,742)	(158,836)
Purchase of securities available for sale	(17,220)	(448,390)
Purchase of securities held-to-maturity	(98,893)	(146,276)
Proceeds from sales of securities available for sale	145,305	162
Maturities, principal payments and redemptions of securities available for sale	42,144	76,842
Maturities, principal payments and redemptions of securities held-to-maturity	21,082	42,352
Decrease in resell agreements	10,323	48,868
Increase in equity method investments	288	186
Decrease in FHLBNY stock, net	26,100	—
Purchases of premises and equipment, net	(263)	(818)
Proceeds from redemption of bank-owned life insurance	980	1,105
Net cash provided by (used in) investing activities	35,104	(584,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	446,324	617,218
Net increase in other borrowings	140,000	—
Net decrease in FHLBNY advances	(580,000)	—
Repurchase of subordinated debt	(3,220)	—
Common stock issued under Employee Stock Purchase Plan	388	52

Repurchase of common stock	(2,425)	(2,941)
Dividends paid	(3,082)	(2,490)
Payments related to repurchase of common stock for equity awards	(585)	(534)
Net cash provided by (used in) financing activities	(2,600)	611,305
Increase in cash, cash equivalents, and restricted cash	67,357	43,558
Cash, cash equivalents, and restricted cash at beginning of year	63,540	330,485
Cash, cash equivalents, and restricted cash at end period	$130,897	$374,043
Supplemental disclosures of cash flow information:
Interest paid during the period	$15,509	$1,388
Income taxes paid during the period	291	115
Loans transferred to held-for-sale	—	2,490

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). A more detailed description of our accounting policies is included in the 2022 Annual Report, which remain significantly unchanged except for the Allowance for Credit Losses ("ACL") policy, resulting from the adoption of the Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its amendments, (“ASU No. 2016-13”) as of January 1, 2023, as well as the addition of accounting policies related to treasury stock:

Treasury stock - Treasury stock is carried at cost. Shares sold or granted out of treasury are valued based on the weighted average cost.

There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2022 Annual Report.

Recently Adopted Accounting Standards

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments

The Company adopted ASU No. 2016-13 inclusive of subsequent amendments as of January 1, 2023. ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities, as well as off balance sheet credit exposures. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses will be presented as an allowance rather than as a write-down. For the Company, the amendments affected loans, debt securities, off-balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.

The Company adopted ASU No. 2016-13 on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date and, accordingly, the Company recorded a net of tax decrease of $17.8 million to retained earnings as of January 1, 2023. The results for prior period amounts continue to be reported in accordance with previously applicable GAAP.

The below table illustrates the impact of the adoption of ASU 2016-13.

Notes to Consolidated Financial Statements (unaudited)

	January 1, 2023
	Gross Adjustment	Tax Impact	Net Adjustment to Retained Earnings
Assets:
Allowance for credit losses on held-to-maturity securities	$668	$(184)	$484
Allowance for credit losses on loans	21,229	(5,849)	15,380

Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	2,705	(744)	1,961

Total Day 1 Adjustment for Adoption of ASU 2016-13	$24,602	$(6,777)	$17,825

Allowance for Credit Losses - Available for Sale Securities: Any available for sale security in an unrealized loss position is assessed for Management's intent to sell, or if it is more likely than not that it will be required to sell before the recovery of its amortized cost basis. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. Accrued interest receivable is excluded from the estimate of expected credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. Securities issued by U.S. government entities are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major ratings agencies and have a long history of no credit losses. For debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from expected credit losses or other factors in making this assessment. Management considers the extent in which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows is expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. There was no allowance for credit losses for available for sale securities as of January 1, 2023.

Allowance for Credit Losses - Held-to-maturity Securities: Management measures expected credit losses on held-to-maturity securities on a collective basis by security type. Accrued interest receivable is excluded from the estimate of expected credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:

Mortgage-backed - Certain residential securities held by the Company are issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major rating agencies and have a long history of no credit losses. Non-GSE residential securities held by the Company carry ratings no lower than A. These investments are secured by pools of commercial or residential certificates.

Asset-backed securities ("ABS") - ABS held by the Company are secured by pools of consumer products such as student loans, consumer loans, and consumer residential solar loans.

Property assessed clean energy ("PACE") - PACE held by the Company are secured low loan to value long-term funding for energy efficient and renewable energy projects for residential or commercial projects.

Other securities - Other securities held by the Company include corporate securities, municipal securities and small investments community reinvestment act investments secured by loans.

Allowance for Credit Losses - Loans: The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred fees and costs. Accrued interest receivable on loans is excluded from the estimate of expected credit losses, as accrued interest receivable is reversed for loans placed on nonaccrual status. Subsequent changes (favorable and unfavorable) in expected credit losses are

Notes to Consolidated Financial Statements (unaudited)
recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management calculates the estimation of the allowance for credit losses on loans on a quarterly basis. The Company’s methodology to measure the allowance for credit losses incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component of the allowance model calculates future loan level balances by considering the loan segment baseline loss rate based on a peer group and severity rate. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The baseline loss rate is adjusted for relevant macroeconomic variables by loan segment that consider forecasted economic conditions. The adjusted loss rate is calculated for an eight quarter forecast period then reverts to the historical loss rate on a straight-line basis over four quarters. The loan level cash flows are discounted at the effective interest rate to calculate a loan level allowance which is aggregated at the loan segment level to arrive at the estimated allowance.

Economic parameters are developed using available information relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit experience provides the basis for the estimation of expected credit losses, with qualitative adjustments made to loan segments for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels and terms, as well as for changes in environmental conditions, such as changes in unemployment rates, property values or other relevant factors.

The allowance for credit losses on loans is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the methods described above.

Commercial and Industrial Loans - Loans in this classification are made to businesses and include term loans, lines of credit, and senior secured loans to corporations. Generally, these loans are secured by assets of the business and repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer and/or business spending, will have an effect on the credit quality in this loan class.

Multifamily Mortgage Loans - Loans in this classification include income producing residential investment properties of five or more families. Loans are made to established owners with a proven and demonstrable record of strong performance. Repayment is derived generally from the rental income generated from the property and may be supplemented by the owners’ personal cash flow. Credit risk arises with an increase in vacancy rates, property mismanagement and the predominance of non-recourse loans that are customary in the industry.

Commercial Real Estate Loans - Loans in this classification include income producing investment properties and owner-occupied real estate used for business purposes. The underlying properties are located largely in the Company’s primary market area. The cash flows of the income producing investment properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on credit quality. In the case of owner-occupied real estate used for business purposes, a weakened economy and resultant decreased consumer and/or business spending will have an adverse effect on credit quality.

Construction and Land Development Loans - Loans in this classification primarily include land loans to local individuals, contractors and developers for developing the land for sale or for the purpose of making improvements thereon. Repayment is derived primarily from sale of the lots/units including any pre-sold units. Credit risk is affected by market conditions, time to sell at an adequate price and cost overruns. To a lesser extent, this class includes commercial development projects that the Company finances, which in most cases are interest only during construction, and then convert to permanent financing. Construction delays, cost overruns, market conditions and the availability of permanent financing, to the extent such permanent financing is not being provided by the Bank, all affect the credit risk in this loan class.

Residential Real Estate Loans - Loans in this classification are generally secured by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. Loans in this class are secured by both first liens and second liens. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class.

Notes to Consolidated Financial Statements (unaudited)
Consumer Solar Loans - Loans in this classification may be either secured or unsecured. This portfolio is comprised of residential solar loans. Repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Consumer and Other Loans - Loans in this classification may be either secured or unsecured. This portfolio is comprised of student loans and other consumer products. Repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.

Loans that are determined to have unique risk characteristics are evaluated on an individual basis by Management. Loans evaluated individually are not included in the collective evaluation. Factors that may be considered are borrower delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral.

Individually Evaluated Loans with an ACL: For collateral-dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral, less the estimated costs to sell, and the amortized cost basis of the loan as of the measurement date. The fair value of real estate collateral is determined based on recent appraised values. The fair value of non-real estate collateral, may be determined based on an appraisal, net book value per the borrower’s financial statements, aging reports, or by reference to market activity, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. For non-collateral dependent loans, ACL is measured based on the difference between the present value of expected cash flows and the amortized cost basis of the loan as of the measurement date.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company for its security and loan portfolios. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities on the consolidated statements of financial condition, and adjusted through the credit loss expense which is recorded in the provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which is the same as the expected loss factor as determined based on the corresponding portfolio segment. At January 1, 2023, the Day 1 adjustment to allowance for credit losses on off-balance sheet credit exposures was $2.7 million, of which $2.6 million related to obligations on the loans portfolio, and $0.1 million related to obligations on the securities portfolio.

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, which eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Specifically, rather than applying the recognition and measurement guidance for TDRs, this ASU requires entities to evaluate receivable modifications, consistent with the accounting for other loan modifications, to determine whether a modification made to a borrower results is a new loan or a continuation of the existing loan. In addition, under the new ASU, entities are no longer required to use a discounted cash flow ("DCF") method to measure the ACL as a result of a modification or restructuring with a borrower experiencing financial difficulty. If a DCF method is used, the post-modification-derived effective interest rate is to be used, instead of the original interest rate as stipulated under the current GAAP. This ASU also enhances the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU amends the guidance on “vintage disclosures” to require the disclosure of current-period gross write-offs by year of origination. The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis. The adoption of the standard did not have a material impact on the financial statements. Refer to the Loans receivable, net footnote for updated disclosures for the three months ended March 31, 2023.

Reclassifications

Notes to Consolidated Financial Statements (unaudited)
Certain reclassifications have been made to prior year amounts to conform to the current year presentation, however such reclassifications did not change stockholders' equity or net income.

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Balance as of Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of March 31, 2023
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,652)	$48	$(13)	$(1,617)
Unrealized gains (losses) on available for sale securities	(95,539)	15,185	(4,184)	(84,538)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	488	(134)	(11,162)
Total	$(108,707)	$15,721	$(4,331)	$(97,317)

	Balance as of January 1, 2022	Current Period Change	Income Tax Effect	Balance as of March 31, 2022
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,102)	$59	$(16)	$(2,059)
Unrealized gains (losses) on available for sale securities	7,511	(63,869)	17,571	(38,787)
Total	$5,409	$(63,810)	$17,555	$(40,846)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended March 31,
	2023	2022
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$40	$44
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7
Change in obligation for other benefits	1	8
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	48	59
Income tax benefit (expense)	(13)	(16)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	35	43

Securities
Unrealized holding gains (losses) on available for sale securities	12,099	(63,704)
Reclassification adjustment for losses (gains) realized in gain (loss) on sale of securities	3,086	(162)
Reclassification adjustment for gains on OTTI securities recognized in non-interest income - other	—	(3)
Accretion of net unrealized loss on securities transferred to held-to-maturity recognized in interest income from securities	488	—
Change in unrealized gains (losses) on available for sale securities	15,673	(63,869)
Income tax benefit (expense)	(4,318)	17,571
Net change in unrealized gains (losses) on securities	11,355	(46,298)

Total	$11,390	$(46,255)

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of March 31, 2023 are as follows:

	March 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
Government sponsored entities ("GSE") residential CMOs ("collateralized mortgage obligations")	$417,326	$29	$(33,961)	$383,394
GSE commercial certificates & CMOs	174,968	27	(7,155)	167,840
Non-GSE residential certificates	120,591	—	(15,042)	105,549
Non-GSE commercial certificates	107,310	—	(10,044)	97,266
	820,195	56	(66,202)	754,049
Other debt:
U.S. Treasury	199	—	(6)	193
Asset backed securities ("ABS")	786,515	122	(30,453)	756,184
Trust preferred	10,989	—	(911)	10,078
Corporate	137,889	—	(19,288)	118,601
	935,592	122	(50,658)	885,056

Total available for sale	$1,755,787	$178	$(116,860)	$1,639,105

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Mortgage-related:
GSE residential CMOs	$68,356	$—	$(3,497)	$64,859
GSE commercial certificates	90,114	—	(9,235)	80,879
GSE residential certificates	424	—	(12)	412
Non-GSE commercial certificates	32,630	—	(2,989)	29,641
Non-GSE residential certificates	49,525	—	(5,001)	44,524
	241,049	—	(20,734)	220,315
Other debt:
ABS	286,581	—	(11,049)	275,532
Commercial PACE	262,398	—	(29,652)	232,746
Residential PACE	733,997	—	(53,492)	680,505
Municipal	95,169	59	(15,171)	80,057
	1,378,145	59	(109,364)	1,268,840

Allowance for credit losses	(687)

Total held-to-maturity	$1,618,507	$59	$(130,098)	$1,489,155

Notes to Consolidated Financial Statements (unaudited)
As of March 31, 2023, available for sale securities with a fair value of $909.5 million and held-to-maturity securities with a fair value of $437.2 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2022 are as follows:

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Amortized Cost		Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential CMOs	$427,529		$24	$(38,293)	$389,260
GSE commercial certificates & CMOs	222,620		—	(8,834)	213,786
Non-GSE residential certificates	123,139		—	(16,059)	107,080
Non-GSE commercial certificates	108,286		—	(10,804)	97,482
	881,574		24	(73,990)	807,608
Other debt:
U.S. Treasury	199		—	(7)	192
ABS	901,746		34	(39,617)	862,163
Trust preferred	10,988		—	(845)	10,143
Corporate	149,836		—	(17,466)	132,370
	1,062,769		34	(57,935)	1,004,868

Total available for sale	$1,944,343		$58	$(131,925)	$1,812,476

	Amortized Cost		Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Mortgage-related:
GSE residential CMOs	$69,391		$—	$(4,054)	$65,337
GSE commercial certificates	90,335		—	(11,186)	79,149
GSE residential certificates	428		—	(17)	411
Non-GSE commercial certificates	32,635		9	(3,148)	29,496
Non-GSE residential certificates	50,468		—	(5,245)	45,223
	243,257	0	9	(23,650)	219,616
Other debt:
ABS	288,682		—	(15,175)	273,507
Commercial PACE	255,424		—	(26,782)	228,642
Residential PACE	656,453		—	(44,833)	611,620
Municipal	95,485		—	(15,999)	79,486
Other	2,000		—	—	2,000
	1,298,044		—	(102,789)	1,195,255

Total held-to-maturity	$1,541,301		$9	$(126,439)	$1,414,871
There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2023 or the three months ended March 31, 2022.
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of March 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

Notes to Consolidated Financial Statements (unaudited)

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$199	$193	$—	$—
Due after one year through five years	67,197	59,366	9,424	9,042
Due after five years through ten years	349,001	332,811	10,557	9,756
Due after ten years	519,195	492,686	1,358,164	1,250,042
	$935,592	$885,056	$1,378,145	$1,268,840

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,
	March 31, 2023	March 31, 2022
(In thousands)
Proceeds	$145,305	$162

Realized gains	$—	$162
Realized losses	(3,086)	—
Net realized gains (losses)	$(3,086)	$162
There were no sales of held-to-maturity securities during the three months ended March 31, 2023 or the three months ended March 31, 2022.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non Agency Securities, low loan-to-value PACE Bonds and a significant portion of the securities portfolio in U.S. GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for those available for sale and unrecognized losses for those held-to-maturity securities as of March 31, 2023 and December 31, 2022, respectively, segregated between securities that have been in an unrealized or unrecognized loss position for less than twelve months and those that have been in a continuous unrealized or unrecognized loss position for twelve months or longer at the respective dates:

	March 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$114,581	$3,870	$263,412	$30,091	$377,993	$33,961
GSE commercial certificates & CMOs	57,752	1,225	85,061	5,930	142,813	7,155
Non-GSE residential certificates	9,949	456	95,600	14,586	105,549	15,042
Non-GSE commercial certificates	32,811	1,206	64,455	8,838	97,266	10,044
Other debt:
U.S. Treasury	—	—	193	6	193	6
ABS	72,764	1,720	665,109	28,733	737,873	30,453
Trust preferred	—	—	10,078	911	10,078	911
Corporate	30,297	3,792	86,504	15,496	116,801	19,288
Total available for sale	$318,154	$12,269	$1,270,412	$104,591	$1,588,566	$116,860

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Mortgage-related:
GSE CMOs	$41,924	$1,880	$22,935	$1,617	$64,859	$3,497
GSE commercial certificates	35,961	1,617	44,918	7,618	80,879	9,235
GSE residential certificates	412	12	—	—	412	12
Non GSE commercial certificates	—	—	29,520	2,989	29,520	2,989
Non GSE residential certificates	7,008	450	37,516	4,551	44,524	5,001
Other debt:
ABS	57,468	2,433	218,064	8,616	275,532	11,049
Commercial PACE	232,746	29,652	—	—	232,746	29,652
Residential PACE	680,505	53,492	—	—	680,505	53,492
Municipal	13,691	703	50,808	14,468	64,499	15,171
Total held-to-maturity	$1,069,715	$90,239	$403,761	$39,859	$1,473,476	$130,098

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$231,562	$13,937	$151,285	$24,356	$382,847		$38,293
GSE commercial certificates & CMOs	153,325	6,729	60,461	2,105	213,786		8,834
Non-GSE residential certificates	72,527	8,969	34,553	7,090	107,080		16,059
Non-GSE commercial certificates	62,243	4,842	35,239	5,962	97,482		10,804
Other debt:
U.S. Treasury	192	7	—	—	192		7
ABS	530,269	17,290	299,425	22,327	829,694		39,617
Trust preferred	—	—	10,143	845	10,143		845
Corporate	89,054	9,772	43,316	7,694	132,370		17,466
Total available for sale	$1,139,172	$61,546	$634,422	$70,379	$1,773,594		$131,925

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value		Unrecognized Losses
Held-to-maturity:
Mortgage-related:
GSE CMOs	$54,475	$2,891	$10,862	$1,163	$65,337		$4,054
GSE commercial certificates	48,934	3,404	30,215	7,782	79,149		11,186
GSE residential certificates	411	17	—	—	411		17
Non GSE commercial certificates	11,192	656	18,283	2,492	29,475		3,148
Non GSE residential certificates	39,426	4,784	5,797	461	45,223		5,245
Other debt:
ABS	224,279	11,078	49,228	4,097	273,507	—	15,175
Commercial PACE	228,642	26,782	—	—	228,642		26,782
Residential PACE	611,620	44,833	—	—	611,620		44,833
Municipal	48,190	5,866	31,296	10,133	79,486		15,999
Total held-to-maturity	$1,267,169	$100,311	$145,681	$26,128	$1,412,850		$126,439

Available for sale securities

As discussed in Note 1, upon adoption of the CECL standard, no allowance for credit losses was recorded on available for sale securities. During the period ended March 31, 2023, a Corporate bond related to Silicon Valley Bank ("SIVB") was placed on nonaccrual status following credit concerns over the issuer. As a result, Management charged-off the $1.2 million unrealized loss position given Management's intent to sell the Corporate bond and unlikely recovery of the unrealized position, resulting in a provision for credit losses of $1.2 million.

As of March 31, 2023, with the exception of the SIVB bond discussed above, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

Notes to Consolidated Financial Statements (unaudited)

With respect to the Company’s security investments that are temporarily impaired as of March 31, 2023, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at March 31, 2023.

Held-to-maturity securities

Management conducts an evaluation of expected credit losses on held-to-maturity securities on a collective basis by security type. Management monitors the credit quality of debt securities held-to-maturity through reasonable and supportable forecasts, reviews of credit trends on underlying assets, credit ratings, and other factors. Holdings of securities issued by GSEs with unrealized losses are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major rating agencies and have a long history of no credit losses.

With the exception of PACE securities, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE bonds that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of March 31, 2023 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $22.4 million and $23.2 million at March 31, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(1)	7	39	45
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending balance	$58	$262	$367	$687

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
With the adoption of ASU 2016-13 on January 1, 2023, all loan balances in this footnote for the period ended March 31, 2023 are presented at amortized cost, net of deferred loan origination costs. Loan balances for the period ended December 31, 2022 are presented at unpaid principal balance net of partial charge-offs.
Loans receivable are summarized as follows:

	March 31, 2023	December 31, 2022
(In thousands)
Commercial and industrial	$923,853	$925,641
Multifamily	1,062,826	967,521
Commercial real estate	327,477	335,133
Construction and land development	37,828	37,696
Total commercial portfolio	2,351,984	2,265,991
Residential real estate lending	1,390,135	1,371,779
Consumer solar	410,725	416,849
Consumer and other	45,326	47,150
Total retail portfolio	1,846,186	1,835,778
Total loans receivable	4,198,170	4,101,769
Net deferred loan origination costs	—	4,233
Total loans receivable, net of deferred loan origination costs (fees)	4,198,170	4,106,002
Allowance for credit losses	(67,323)	(45,031)
Total loans receivable, net	$4,130,847	$4,060,971

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of March 31, 2023:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$18,440	$9,521	$—	$27,961	$895,892	$923,853
Multifamily	7,703	2,710	—	10,413	1,052,413	1,062,826
Commercial real estate	609	4,745	1,299	6,653	320,824	327,477
Construction and land development	552	8,803	—	9,355	28,473	37,828
Total commercial portfolio	27,304	25,779	1,299	54,382	2,297,602	2,351,984
Residential real estate lending	12,957	2,016	—	14,973	1,375,162	1,390,135
Consumer solar	5,209	2,021	—	7,230	403,495	410,725
Consumer and other	1,180	140	—	1,320	44,006	45,326
Total retail portfolio	19,346	4,177	—	23,523	1,822,663	1,846,186
	$46,650	$29,956	$1,299	$77,905	$4,120,265	$4,198,170

At March 31, 2023, the Company had two loans with a total balance of $1.3 million that were 90 days or more delinquent and still accruing interest. These loans were in the process of refinancing at period end.

The following table presents information regarding the past due status of the Company’s loans as of December 31, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$27	$9,629	$—	$9,656	$915,985	$925,641
Multifamily	—	3,828	—	3,828	963,693	967,521
Commercial real estate	11,718	4,851	—	16,569	318,564	335,133
Construction and land development	16,426	—	—	16,426	21,270	37,696
Total commercial portfolio	28,171	18,308	—	46,479	2,219,512	2,265,991
Residential real estate lending	1,185	1,807	—	2,992	1,368,787	1,371,779
Consumer solar	3,320	1,584	—	4,904	411,945	416,849
Consumer and other	225	—	—	225	46,925	47,150
Total retail portfolio	4,730	3,391	—	8,121	1,827,657	1,835,778
	$32,901	$21,699	$—	$54,600	$4,047,169	$4,101,769

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2023:

Notes to Consolidated Financial Statements (unaudited)

	Term Extension
	Three Months Ended March 31, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio
Commercial and industrial	$626	0.1%
Commercial real estate	866	0.3%
Construction and land development	6,887	18.2%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Three Months Ended March 31, 2023
Commercial and industrial	Modification added a weighted average 1.0 years to the life of the modified loan.
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loan.
Construction and land development	Modifications added a weighted average 0.8 years to the life of the modified loans.

Four loans were permanently modified in the three months ended March 31, 2023, and no loans that were modified had a payment default during the three months ended March 31, 2023

In order to manage credit quality, we view the Company’s loan portfolio by various segments. For commercial loans, we assign individual credit ratings ranging from 1 (lowest risk) to 10 (highest risk) as an indicator of credit quality. These ratings are based on specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (iii) business experience of the borrower’s management, (iv) nature of the underlying collateral, if any, including the ability of the collateral to generate sources of repayment, and (v) history of the borrower’s payment performance. These specific risk factors are then utilized as inputs in our credit model to determine the associated allowance for credit loss. Non-rated loans generally include residential mortgages and consumer loans.

The below classifications follow regulatory guidelines and can be generally described as follows:
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

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize the Company’s loan portfolio by credit quality indicator as of March 31, 2023:

(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$8,078	$194,890	$214,012	$95,418	$152,107	$223,578	$—	$888,083
Special Mention	—	—	—	4,373	6,866	—	—	11,239
Substandard	—	—	—	5,474	15,117	2,214	—	22,805
Doubtful	—	—	—	—	1,726	—	—	1,726
Total commercial and industrial	$8,078	$194,890	$214,012	$105,265	$175,816	$225,792	$—	$923,853
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Multifamily:
Pass	$100,019	$384,039	$46,554	$139,404	$373,701	$3	$—	$1,043,720
Special Mention	—	—	—	—	14,075	—	—	14,075
Substandard	—	—	—	—	5,031	—	—	5,031
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$100,019	$384,039	$46,554	$139,404	$392,807	$3	$—	$1,062,826
Current period gross charge-offs	$—	$—	$—	$—	$1,127	$—	$—	$1,127
Commercial real estate:								—
Pass	$1,405	$33,013	$49,462	$36,579	$169,537	$2,701	$—	$292,697
Special Mention	—	—	—	—	30,035	—	—	30,035
Substandard	—	—	—	866	3,879	—	—	4,745
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$1,405	$33,013	$49,462	$37,445	$203,451	$2,701	$—	$327,477
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$13,292	$—	$—	$8,123	$—	$—	$21,415
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16,413	—	16,413
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$13,292	$—	$—	$8,123	$16,413	$—	$37,828
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$30,490	$424,795	$349,540	$141,657	$440,298	$2,443	$—	$1,389,223
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	294	618	—	—	912
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$30,490	$424,795	$349,540	$141,951	$440,916	$2,443	$—	$1,390,135
Current period gross charge-offs	$—	$—	$—	$—	$57	$1	$—	$58
Consumer solar:
Pass	$—	$5,642	$74,386	$68,549	$260,564	$—	$—	$409,141
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	31	268	1,285	—	—	1,584
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$5,642	$74,417	$68,817	$261,849	$—	$—	$410,725
Current period gross charge-offs	$—	$—	$393	$225	$1,189	$—	$—	$1,807
Consumer and other:
Pass	$—	$—	$31,006	$—	$14,181	$—	$—	$45,187
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	139	—	—	139
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$—	$—	$31,006	$—	$14,320	$—	$—	$45,326

Notes to Consolidated Financial Statements (unaudited)

Current period gross charge-offs	$—	$—	$—	$—	$18	$—	$—	$18
Total Loans:
Pass	$139,992	$1,055,671	$764,960	$481,607	$1,418,511	$228,725	$—	$4,089,466
Special Mention	—	—	—	4,373	50,976	—	—	55,349
Substandard	—	—	31	6,902	26,069	18,627	—	51,629
Doubtful	—	—	—	—	1,726	—	—	1,726
Total loans	$139,992	$1,055,671	$764,991	$492,882	$1,497,282	$247,352	$—	$4,198,170
Current period gross charge-offs	$—	$—	$393	$225	$2,391	$1	$—	$3,010
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$893,637	$6,983	$23,275	$1,746	$925,641
Multifamily	947,661	13,696	6,164	—	967,521
Commercial real estate	299,953	24,679	10,501	—	335,133
Construction and land development	21,270	14,002	2,424	—	37,696
Residential real estate lending	1,369,972	—	1,807	—	1,371,779
Consumer and other	462,415	—	1,584	—	463,999
Total loans	$3,994,908	$59,360	$45,755	$1,746	$4,101,769
The activities in the allowance by portfolio for the three months ended March 31, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	(263)	2,236	149	(5)	263	1,325	(93)	3,612
Charge-offs	—	(1,127)	—	—	(58)	(1,807)	(18)	(3,010)
Recoveries	4	—	—	—	238	211	8	461
Ending Balance - ACL	$16,473	$7,030	$2,455	$354	$14,849	$22,762	$3,400	$67,323

The amortized cost basis of loans on nonaccrual status and the related allowance as of March 31, 2023 are as follows:

Notes to Consolidated Financial Statements (unaudited)

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$674	$8,847	$5,079
Multifamily	334	2,376	524
Commercial real estate	4,745	—	—
Construction and land development	8,803	—	—
Total commercial portfolio	14,556	11,223	5,603
Residential real estate lending	2,016	—	—
Consumer solar	2,021	—	—
Consumer and other	140	—	—
Total retail portfolio	4,177	—	—
	$18,733	$11,223	$5,603

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of March 31, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$2,710	$524
Commercial real estate	4,745	—
Construction and land development	13,989	—
	$21,444	$524

The activities in the allowance by portfolio for the three months ended March 31, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	1,511	(112)	(433)	248	(284)	1,363	2,293
Charge-offs	—	(416)	—	—	(39)	(868)	(1,323)
Recoveries	6	—	—	1	651	48	706
Ending Balance	$12,169	$4,232	$6,840	$654	$9,336	$4,311	$37,542

As of March 31, 2023 and December 31, 2022, mortgage loans with an unpaid principal balance of $993.3 million and $819.4 million, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.

There were $1.6 million in related party loans outstanding as of March 31, 2023 compared to $1.6 million related party loans as of December 31, 2022.

Notes to Consolidated Financial Statements (unaudited)
Impaired Loans (prior to the adoption of ASU 2016-13)

The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio prior to the adoption of ASU 2016-13, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of as of December 31, 2022.

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
The following is additional information regarding the Company's impaired loans and the allowance related to such loans prior to the adoption of ASU 2016-13, as of and for the year ended December 31, 2022.

	December 31, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$764	$5,636	$1,761	$—
Multifamily	334	167	334	—
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	3,791	1,896	3,881	—
	12,164	17,102	18,475	—
Loans with a related allowance:
Residential real estate lending	1,218	8,352	1,278	55
Multifamily	3,494	3,201	3,494	180
Commercial and industrial	10,925	11,855	11,975	5,433
	15,637	23,408	16,747	5,668
Total individually impaired loans:
Residential real estate lending	1,982	13,988	3,039	55
Multifamily	3,828	3,368	3,828	180
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	14,716	13,751	15,856	5,433
	$27,801	$40,510	$35,222	$5,668

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	March 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,015,558	0.00%	$3,331,067	0.00%
NOW accounts	199,518	0.87%	206,434	0.73%
Money market deposit accounts	2,702,464	1.32%	2,445,396	0.94%
Savings accounts	371,240	0.95%	386,190	0.75%
Time deposits	157,697	1.25%	151,699	2.57%
Brokered CDs	594,884	4.52%	74,251	3.84%
	$7,041,361	0.99%	$6,595,037	0.52%

The scheduled maturities of time deposits and brokered CDs as of March 31, 2023 are as follows:

(In thousands)	Balance
2023	$675,298
2024	33,282
2025	9,713
2026	8,497
2027	7,681
Thereafter	18,110
$752,581
Time deposits of $250,000 or more totaled $31.0 million as of March 31, 2023 and $36.2 million as of December 31, 2022.
The Bank offers time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $42.3 million and $28.3 million as of March 31, 2023 and December 31, 2022, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $74.8 million as of March 31, 2023 and $52.2 million as of December 31, 2022.
Included in total deposits are state and municipal deposits totaling $38.9 million and $88.3 million as of March 31, 2023 and December 31, 2022, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements (unaudited)
6.    BORROWED FUNDS
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of March 31, 2023, the value of the other eligible assets had an estimated market value net of haircut totaling $1.33 billion (comprised of securities of $581.2 million and mortgage loans of $746.0 million). The fair value of assets pledged to the FHLBNY is required to exceed outstanding advances. There were no outstanding FHLB advances as of March 31, 2023 and $580.0 million in outstanding FHLBNY advances as of December 31, 2022. For the three months ended March 31, 2023, and 2022, interest expense on FHLBNY advances was $3.0 million and zero, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by nonaffiliated banks with which a correspondent banking relationship exists. At March 31, 2023, and December 31, 2022 there was no outstanding balance related to federal funds purchased. In addition, following the failures of SIVB and Signature Bank in March 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At March 31, 2023, there was an outstanding balance of $140.0 million related to the BTFP, and no outstanding balance at December 31, 2022. For the three months ended March 31, 2023, and 2022, interest expense on other borrowings was $0.2 million and zero, respectively.

Notes to Consolidated Financial Statements (unaudited)
7.    SUBORDINATED DEBT
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
Interest expense on subordinated debt for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.7 million, respectively.
Gains on repurchases of subordinated debt for the three months ended March 31, 2023 and 2022 were $0.8 million and zero, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.
On July 26, 2022, September 29, 2022, and March 17, 2023 the Company repurchased $3.25 million, $3.0 million, $4.0 million, respectively, of the subordinated notes due on November 15, 2031.

Notes to Consolidated Financial Statements (unaudited)
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of March 31, 2023 and March 31, 2022, we had 50 thousand and 44 thousand anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2023	2022
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$21,338	$14,165
Dividends paid on preferred stock	—	—
Income attributable to common stock	$21,338	$14,165
Weighted average common shares outstanding, basic	30,706	31,107
Basic earnings per common share	$0.69	$0.46

Income attributable to common stock	$21,338	$14,165
Weighted average common shares outstanding, basic	30,706	31,107
Incremental shares from assumed conversion of options and RSUs	233	349
Weighted average common shares outstanding, diluted	30,939	31,456
Diluted earnings per common share	$0.69	$0.45

Notes to Consolidated Financial Statements (unaudited)
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of March 31, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, December 31, 2022	426,880	$13.09	3.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(29,320)	14.56	—
Outstanding, March 31, 2023	397,560	12.99	3.0	years	$1,870
Vested and Exercisable, March 31, 2023	397,560	$12.99	3.0	years	$1,870

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three months ended March 31, 2023 or for the three months ended March 31, 2022 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of March 31, 2023 and December 31, 2022 was $1.9 million and $4.2 million, respectively. No cash was received for options exercised in the three months ended March 31, 2023 or for the three months ended March 31, 2022. The Company repurchased 3,999 shares and 4,019 shares for options exercised in the three months ended March 31, 2023 and March 31, 2022, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,250,000 of which 271,214 shares were available for issuance as of March 31, 2023.

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

A summary of the status of the Company’s time-based vesting RSUs as of March 31, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2022	331,023	$17.72
Awarded	96,443	23.43
Forfeited/Expired	(5,812)	15.06
Vested	(40,144)	16.46
Unvested, March 31, 2023	381,510	$19.33

Notes to Consolidated Financial Statements (unaudited)

A summary of the status of the Company’s performance-based vesting RSUs as of March 31, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, December 31, 2022	96,970	$16.37
Awarded	62,945	19.54
Forfeited/Expired	(6,013)	15.08
Vested	(23,948)	14.82
Unvested, March 31, 2023	129,954	$16.37

During the three months ended March 31, 2023, the Company granted 29,923 performance-based RSUs at a fair value of $23.42 per share, respectively which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2023 to December 31, 2025. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 44,885 shares, respectively.

During the three months ended March 31, 2023, the Company granted 29,747 market-based RSUs at a fair value of $23.56 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 15, 2023 to February 14, 2026. The minimum and maximum awards that are achievable are 0 and 44,621 shares, respectively.

During the three months ended March 31, 2023, the Company granted 619 and 2,656 shares at a fair value of $14.45 and $15.23 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target.

As of March 31, 2023, the Company reserved 194,931 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 21,738 shares and 14,505 shares for RSUs vested in the three months ended March 31, 2023 and 2022, respectively.

Of the 511,464 unvested RSUs and PSUs on March 31, 2023, the minimum units that will vest, solely due to a service test, are 381,510. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 576,441.

Compensation expense attributable to RSUs and PSUs was $0.9 million for the three months ended March 31, 2023, and $0.5 million for the three months ended March 31, 2022, and other expenses for directors were $0.1 million and $0.1 million, respectively. As of March 31, 2023, there was $7.7 million of total unrecognized compensation cost related to the non-vested RSUs and PSUs granted. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 3.4 years.

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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with

Notes to Consolidated Financial Statements (unaudited)
applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. The below following summarizes the shares purchased under the ESPP since the inception of the plan:

Number of Shares
Shares available for purchase at December 31, 2022	478,081
Purchases during the three months ended:
March 31, 2023	(21,919)
Remaining shares available for purchase at March 31, 2023	456,162

The expense related to the discount on purchased shares for the three months ended March 31, 2023 and March 31, 2022 was $58.1 thousand and $7.8 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income.

Notes to Consolidated Financial Statements (unaudited)
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
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$383,394	$—	$383,394
GSE commercial certificates & CMOs	—	167,840	—	167,840
Non-GSE residential certificates	—	105,549	—	105,549
Non-GSE commercial certificates	—	97,266	—	97,266
Other debt:
U.S. Treasury	193	—	—	193
ABS	—	756,184	—	756,184
Trust preferred	—	10,078	—	10,078
Corporate	—	118,601	—	118,601
Total assets carried at fair value	$193	$1,638,912	$—	$1,639,105

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$389,260	$—	$389,260
GSE commercial certificates & CMOs	—	213,786	—	213,786
Non-GSE residential certificates	—	107,080	—	107,080
Non-GSE commercial certificates	—	97,482	—	97,482
Other Debt:
U.S. Treasury	192	—	—	192
ABS	—	862,163	—	862,163
Trust preferred	—	10,143	—	10,143
Corporate	—	132,370	—	132,370
Total assets carried at fair value	$192	$1,812,284	$—	$1,812,476

Assets Measured at Fair Value on a Non-recurring Basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans (or impaired loans prior to the adoption of ASU 2016-13) reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,852	$—	$—	$1,852	$1,852
	$1,852	$—	$—	$1,852	$1,852

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$3,315	$—	$—	$3,315	$3,315
	$3,315	$—	$—	$3,315	$3,315

Notes to Consolidated Financial Statements (unaudited)
Financial Instruments Not Measured at Fair Value
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value. For a description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value, refer to footnote 14, Fair Value of Financial Instruments, included in the Annual Report on Form 10-K for the year ended December 31, 2022. An additional category of financial instrument not measured at fair value that was not previously included in the Annual Report on Form 10-K is summarized below:
•Other borrowings - Other borrowings are valued using a present value technique that incorporates current rates offered on borrowings of comparable remaining maturity. Other borrowings are categorized as Level 2.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	March 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$130,897	$130,897	$—	$—	$130,897
Held-to-maturity securities	1,618,507	—	575,904	913,251	1,489,155
Loans held for sale	5,653	—	—	5,653	5,653
Loans receivable, net	4,130,847	—	—	3,743,621	3,743,621
Resell agreements	15,431	—	—	15,431	15,431
Accrued interest and dividends receivable	40,844	138	12,679	28,027	40,844

Financial liabilities:
Deposits payable on demand	6,288,780	—	6,288,780	—	6,288,780
Time deposits and brokered CDs	752,581	—	750,820	—	750,820
Other borrowings	140,000	—	139,420	—	139,420
Subordinated debt	73,737	—	59,358	—	59,358
Accrued interest payable	3,365	—	3,365	—	3,365

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,540	$63,540	$—	$—	$63,540
Held-to-maturity securities	1,541,301	—	574,609	840,262	1,414,871
Loans held for sale	7,943	—		7,943	7,943
Loans receivable, net	4,060,971	—	—	3,718,308	3,718,308
Resell agreements	25,754	—	—	25,754	25,754
Accrued interest and dividends receivable	41,441	17	12,197	29,227	41,441

Financial liabilities:
Deposits payable on demand	6,369,087	—	6,369,087	—	6,369,087
Time deposits and brokered CDs	225,950	—	225,805	—	225,805
FHLBNY advances	580,000	—	580,000	—	580,000
Subordinated debt	77,708	—	68,966	—	68,966
Accrued interest payable	1,218	—	1,218	—	1,218

Notes to Consolidated Financial Statements (unaudited)
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	March 31, 2023	December 31, 2022
(In thousands)
Commitments to extend credit	$585,692	$723,902
Standby letters of credit	29,125	29,568
Total	$614,817	$753,470

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $4.3 million as of March 31, 2023, compared to a reserve of $1.6 million as of December 31, 2022. The provision for credit losses related to off balance sheet credit commitments was $0.1 million for the three months ended March 31, 2023, and the expense related to off balance sheet credit commitments in other non-interest expense was $0.3 million for the three months ended March 31, 2022.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until September 2023. As of March 31, 2023, the Company had purchased $519.7 million of these obligations and had an estimated remaining commitment of $112.0 million. As of December 31, 2022, we had purchased $451.7 million of PACE assessment securities from Pace Funding Group LLC and had a remaining commitment of $150.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. As part of the Company's ongoing investments in VIE projects, we also have commitments to provide financing, which are included in footnote 14.

Notes to Consolidated Financial Statements (unaudited)
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of March 31, 2023. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
(In thousands)
Operating lease cost	$1,777	$2,251

Cash paid for amounts included in the measurement of Operating leases liability	$2,813	$2,630
Weighted average remaining lease term on operating leases (in years)	3.6	4.6
Weighted average discount rate used for operating leases liability	3.24%	3.25%

Note: Sublease income and variable income or expense considered immaterial

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of March 31, 2023:

(In thousands)	As of March 31, 2023
2023	$8,480
2024	11,324
2025	10,593
2026	9,200
2027	959
Thereafter	—
Total undiscounted operating lease payments	40,556
Less: present value adjustment	2,223
Total Operating leases liability	$38,333

Notes to Consolidated Financial Statements (unaudited)
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

At March 31, 2023 and December 31, 2022, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2023	$666
2024	730
2025	574
2026	419
2027	265
Thereafter	229
Total	$2,883

Accumulated amortization of the core deposit intangible was $5.1 million as of March 31, 2023.

Amortization expense recognized on the core deposit intangible was $0.2 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of March 31, 2023, the Company's maximum exposure to loss is $63.9 million.

	March 31, 2023	December 31, 2022
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$3,164	$3,299
Loans and letters of credit commitments	60,727	60,857
Funded portion of loans and letters of credit commitments	47,398	47,683
Remaining equity investment commitments	19,201	19,201
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended
	March 31,
	2023	2022
(In thousands)
Tax credits and other tax benefits recognized	$813	$668

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of March 31, 2023, as compared to December 31, 2022, and our results of operations for the three month periods ended March 31, 2023 and March 31, 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission on March 9, 2023. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of March 31, 2023. As of March 31, 2023, our total assets were $7.84 billion, our total loans, net of deferred fees and allowance were $4.13 billion, our total deposits were $7.04 billion, and our stockholders' equity was $519.2 million. As of March 31, 2023, our trust business held $39.73 billion in assets under custody and $13.86 billion in assets under management.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily mortgages, consumer loans (predominantly consumer residential solar) and a variety of commercial and consumer deposit products, including non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.
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
New Developments
In March 2023, the failures of Santa Clara, California-based Silicon Valley Bank (“SIVB”) and New York, New York-based Signature Bank have generated concerns regarding the overall health and liquidity of the banking sector. SIVB was placed into receivership on March 10, 2023, and Signature Bank was placed into receivership on March 12, 2023, with the Federal Deposit Insurance Corporation ("FDIC") being appointed receiver for both failed banks. On March 12, 2023, the Board of Governors of the Federal Reserve System, Department of Treasury and the FDIC issued a joint statement concerning actions they had taken in response to the SIVB and Signature Bank failures. The Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program. Subsequently, on May 1, 2023, First Republic Bank was also placed into FDIC receivership. These failures represented the second, third, and fourth largest bank failures in U.S. history. As a result, there is increased scrutiny on the banking industry, particularly in the area of liquidity monitoring. In response, we have taken numerous precautionary actions to monitor and limit liquidity risk, including increased deposit monitoring and reporting, proactive customer outreach, increased pledging of loans and securities to the Federal Home Loan Bank of New York and increased pledging of securities at the Federal Reserve Bank discount window to increase our borrowing capacity, pledging of securities to the Bank Term Funding Program, increased issuance of brokered certificates of deposit, and increasing our target cash balances.
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2022 Annual Report. The allowance for credit losses is a critical accounting policy, which has changed due to the adoption of ASU 2016-13 effective January 1, 2023. Our CECL policy is described under “Recently Adopted Accounting Standards” in Note 1 of our condensed financial statements, in addition to our accounting policy related to treasury stock.

Apart from the aforementioned additions, there have been no other significant changes to our significant accounting policies, or the estimates made pursuant to those policies as described in our 2022 Annual Report.

Uncertainties Regarding the Allowance for Credit Loss Estimate

Estimating the timing and amounts of future losses is subject to significant management judgment as these projected cash flows rely upon the estimates discussed within the CECL policy and factors that are reflective of current or future expected conditions. These estimates depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected. Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs.

Impact on Financial Condition and Results of Operations

If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance through charges to earnings and would materially decrease our net income. We may experience significant credit losses if borrowers experience financial difficulties, which could have a material adverse effect on our operating results. In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Bank to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.

Recent Accounting Pronouncements

Accounting Standards Effective in 2023 and onward

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

Results of Operations
General
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of interest expense on deposits and borrowings. Our results of operations are also dependent on non-interest income, consisting primarily of income from Trust Department fees, service charges on deposit accounts, net gains on sales of investment securities and income from bank-owned life insurance (“BOLI”). Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and depreciation expenses, professional fees, data processing fees and other miscellaneous operating costs.

Net income for the first quarter of 2023 was $21.3 million, or $0.69 per diluted share, compared to $14.2 million, or $0.45 per diluted share, for the first quarter of 2022. The $7.1 million increase was primarily due to a $20.3 million increase in interest income on securities and a $13.7 million increase in interest income on loans offset by an increase in interest expense of $15.6 million primarily related to deposits, a $4.2 million increase in non-interest expense, and a $2.7 million increase in income tax expense, and a $2.2 million decrease in non-interest income.

Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, Federal Home Loan Bank of New York ("FHLBNY") advances, federal funds purchased and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
Three Months Ended March 31, 2023 and 2022
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$90,962	$618	2.76%	$423,878	$179	0.17%
Securities(1)	3,361,750	39,193	4.73%	3,192,642	18,435	2.34%
Resell Agreements	18,644	319	6.94%	219,221	720	1.33%
Total loans, net (2)(3)	4,129,460	44,806	4.40%	3,315,155	31,127	3.81%
Total interest-earning assets	7,600,816	84,936	4.53%	7,150,896	50,461	2.86%
Non-interest-earning assets:
Cash and due from banks	4,015			9,226
Other assets	217,020			232,649
Total assets	$7,821,851			$7,392,771

Interest-bearing liabilities:
Savings, NOW and money market deposits	3,091,228	$9,555	1.25%	2,896,086	$1,247	0.17%
Time deposits	149,814	297	0.80%	199,340	155	0.32%
Brokered CDs	367,684	3,983	4.39%	—	—	0.00%
Total interest-bearing deposits	3,608,726	13,835	1.55%	3,095,426	1,402	0.18%
Federal Home Loan Bank advances	254,221	3,010	4.80%	—	—	0.00%
Other Borrowings	93,657	811	3.51%	84,597	691	3.31%
Total borrowings	347,878	3,821	4.45%	84,597	691	3.31%
Total interest-bearing liabilities	3,956,604	17,656	1.81%	3,180,023	2,093	0.27%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,286,964			3,549,483
Other liabilities	75,798			102,874
Total liabilities	7,319,366			6,832,380
Stockholders' equity	502,485			560,391
Total liabilities and stockholders' equity	$7,821,851			$7,392,771

Net interest income / interest rate spread		$67,280	2.72%		$48,368	2.59%
Net interest-earning assets / net interest margin	$3,644,212		3.59%	$3,970,873		2.74%

Total deposits / total cost of deposits	$6,895,690		0.81%	$6,644,909		0.09%
Total borrowings / total cost of funds	$7,243,568		0.99%	$6,729,506		0.13%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income
(2) Amounts are net of deferred origination costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty income in 1Q2023 and 1Q2022 of $0 and $399 thousand, respectively

Net interest income was $67.3 million for the first quarter of 2023, compared to $48.4 million for the first quarter of 2022. The $18.9 million increase from the first quarter of 2022 was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Our net interest spread was 2.72% for the three months ended March 31, 2023, compared to 2.59% for the same period in 2022, an increase of 13 basis points. Our net interest margin was 3.59% for the first quarter of 2023, an increase of 85 basis points from 2.74% in the first quarter of 2022. No prepayment penalties were earned in loan income in the first quarter of 2023, compared to a two basis point contribution to net interest margin in the first quarter of 2022.

The yield on average earning assets was 4.53% for the three months ended March 31, 2023, compared to 2.86% for the same period in 2022, an increase of 167 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan and securities balances.

The average rate on interest-bearing liabilities was 1.81% for the three months ended March 31, 2023, an increase of 154 basis points from the same period in 2022, which was primarily due to the increase in other borrowings expense with the increase in the average balance of FHLBNY advances, and the rising rate environment that led to an increase in interest expense paid for deposits. Non-interest-bearing deposits represented 48% of average deposits for the three months ended March 31, 2023.

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

	Three Months Ended March 31, 2023 over March 31, 2022
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(596)	$1,035	$439
Securities and FHLBNY stock	1,879	18,879	20,758
Resell Agreements	(864)	463	(401)
Total loans, net	8,142	5,537	13,679
Total interest income	8,561	25,914	34,475

Interest-bearing liabilities:
Savings, NOW and money market deposits	566	7,742	8,308
Time deposits	(78)	220	142
Brokered CDs	3,983	—	3,983
Total deposits	4,471	7,962	12,433
FHLBNY advances	1,479	1,531	3,010
Other borrowings	78	42	120
Total borrowings	1,557	1,573	3,130
Total interest expense	6,028	9,535	15,563
Change in net interest income	$2,533	$16,379	$18,912
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income. On January 1, 2023, we adopted the CECL standard for calculating the allowance for credit losses and the provision for credit losses. For further discussion of the adoption of and methodology under the CECL standard, refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
Three Months Ended March 31, 2023 and 2022

Our provision for credit losses totaled an expense of $5.0 million for the first quarter of 2023 compared to an expense of $2.3 million for the same period in 2022. The provision for credit losses on loans totaled $3.7 million, the provision for credit losses on securities totaled $1.2 million, and the provision for credit losses on off-balance sheet credit exposures was $0.1 million. Overall, the expense increase in the first quarter of 2023 was primarily driven by a $1.2 million impairment charge on a Silicon Valley Bank senior note and an additional $1.1 million of provision expense related to the charge-off of a multifamily loan. The remaining provision expense of $2.7 million in the current quarter was primarily driven by solar charge-offs, portfolio growth, and changes in the economic forecasts used to calculate the allowance.
For a further discussion of the allowance, see “Allowance for Credit Losses” below.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Trust Department fees	$3,929	$3,491
Service charges on deposit accounts	2,455	2,447
Bank-owned life insurance	781	814
Gain (loss) on sale of securities	(3,086)	162
Gain (loss) on sale of loans, net	3	(157)
Equity method investments	153	432
Other	973	233
Total non-interest income	$5,208	$7,422
Three Months Ended March 31, 2023 and 2022

Non-interest income was $5.2 million for the first quarter of 2023, compared to $7.4 million for the first quarter in 2022. The decrease of $2.2 million in the first quarter of 2023 compared to the corresponding quarter in 2022 was primarily due to a loss of $3.1 million on sale of securities, $0.6 million of which relates to the loss on the sale of a portion of a Silicon Valley Bank senior note, and the remainder as part of strategic sales in order to reinvest in higher yielding securities. This was partially offset by an increase in other income of $0.8 million primarily attributed to a gain on the repurchase of subordinated debt, and an increase in Trust Department fees of $0.4 million.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.9 million in the first quarter of 2023, an increase of $0.4 million, or 12.5%, from same period in 2022.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), data processing, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, federal deposit insurance premiums, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2023	2022
Compensation and employee benefits, net	$22,014	$17,669
Occupancy and depreciation	3,399	3,440
Professional fees	2,230	2,815
Data processing	4,549	5,184
Office maintenance and depreciation	728	725
Amortization of intangible assets	222	262
Advertising and promotion	1,587	854
Federal deposit insurance premiums	718	667
Other	3,180	2,781
Total non-interest expense	$38,627	$34,397

Three Months Ended March 31, 2023 and 2022
Non-interest expense for the first quarter of 2023 was $38.6 million, an increase of $4.2 million from the first quarter of 2022. The increase of $4.2 million from the first quarter of 2022 was driven by a $4.3 million increase in compensation and benefits expense related to an expected increase in compensation related to corporate incentive payments and temporary personnel costs.

Income Taxes

Three Months Ended March 31, 2023 and 2022

We had a provision for income tax expense of $7.6 million for the first quarter of 2023, compared to $4.9 million for the first quarter of 2022. Our effective tax rate for the first quarter of 2023 was 26.2%, compared to 25.8% for the first quarter of 2022.

Financial Condition

Balance Sheet

Our total assets were $7.84 billion at March 31, 2023, compared to $7.84 billion at December 31, 2022. Notable changes within individual balance sheet line items include a $69.9 million increase in loans receivable, net, and an increase in cash of $67.4 million, offset by a $96.2 million decrease in investment securities, a $26.1 million decrease in Federal Home Loan Bank of New York stock, and a $10.4 million decrease in resell agreements.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at March 31, 2023 or at December 31, 2022. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At March 31, 2023 and December 31, 2022, we had available for sale securities of $1.64 billion and $1.81 billion, respectively.
At March 31, 2023, our held-to-maturity securities portfolio primarily consisted of Property Assessed Clean Energy ("PACE") bonds, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.62 billion at March 31, 2023, and $1.54 billion at December 31, 2022.
With the adoption of the CECL standard as of January 1, 2023, management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $12.9 million at March 31, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at January 1, 2023 was $0.7 million. The provision for credit losses for held-to-maturity securities for the three months ended March 31, 2023 was $45 thousand.
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a expected credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. There was no allowance for credit losses for available for sale securities at January 1, 2023.
Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on available-for-sale debt securities totaled $9.5 million at March 31, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	March 31, 2023		December 31, 2022
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential CMOs	$383,394	11.8%	$389,260	11.6%
GSE commercial certificates & CMOs	167,840	5.2%	213,786	6.4%
Non-GSE residential certificates	105,549	3.2%	107,080	3.2%
Non-GSE commercial certificates	97,266	3.0%	97,482	2.9%

Other debt:
U.S. Treasury	193	0.0%	192	0.0%
ABS	756,184	23.2%	862,163	25.7%
Trust preferred	10,078	0.3%	10,143	0.3%
Corporate	118,601	3.6%	132,370	3.9%
Total available for sale	1,639,105	50.3%	1,812,476	54.0%

Held-to-maturity:
Mortgage-related:
GSE residential CMOs	$68,356	2.1%	$69,391	2.1%
GSE commercial certificates	90,114	2.8%	90,335	2.7%
GSE residential certificates	424	0.0%	428	0.0%
Non GSE commercial certificates	32,630	1.0%	32,635	1.0%
Non GSE residential certificates	49,525	1.5%	50,468	1.5%

Other debt:
ABS	286,581	8.8%	288,682	8.6%
Commercial PACE	262,398	8.1%	255,424	7.6%
Residential PACE	733,997	22.5%	656,453	19.6%
Municipal	95,169	2.9%	95,485	2.8%
Other	—	0.0%	2,000	0.1%
Total held-to-maturity	1,619,194	49.7%	1,541,301	46.0%

Total securities	$3,258,299	100.0%	$3,353,777	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of March 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential CMOs	$—	0.0%	$—	0.0%	$48,850	2.4%	$368,476	3.4%
GSE commercial certificates & CMOs	—	0.0%	22,394	2.8%	111,741	5.1%	40,833	2.6%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	120,591	2.7%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	107,310	3.3%

Other debt:
U.S. Treasury	199	1.3%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	5,122	2.2%	262,198	6.5%	519,195	5.6%
Trust preferred	—	0.0%	6,994	5.7%	3,995	5.7%	—	0.0%
Corporate	—	0.0%	55,081	4.1%	82,808	4.0%	—	0.0%

Held-to-maturity:
Mortgage-related:
GSE CMOs	—	0.0%	—	0.0%	—	0.0%	68,356	2.9%
GSE commercial certificates	—	0.0%	4,881	2.9%	14,024	3.3%	71,209	2.6%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	424	3.9%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	32,630	2.1%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	49,525	3.1%

Other debt:
ABS	—	0.0%	—	0.0%	6,997	5.1%	279,584	5.6%
Commercial PACE	—	0.0%	—	0.0%	—	0.0%	262,398	4.9%
Residential PACE	—	0.0%	—	0.0%	—	0.0%	733,997	4.8%
Municipal	—	0.0%	9,424	3.7%	3,560	2.3%	82,185	2.7%

Total securities	$199	1.3%	$103,896	3.8%	$534,173	5.3%	$2,736,713	4.4%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings as of March 31, 2023:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$585,075	56%	2.9	100%	98%	2%	0%	0%	0%	100%
Consumer	188,092	18%	5.6	0%	13%	26%	60%	1%	0%	100%
Mortgage	186,111	18%	2.1	84%	100%	0%	0%	0%	0%	100%
Student	83,487	8%	4.5	72%	100%	0%	0%	0%	0%	100%
Total Securities:	$1,042,765	100%	3.4	77%	83%	6%	11%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 83% carry AAA credit ratings and 17% carry A credit ratings or higher. Approximately 50% of this portfolio is classified as “available for sale.”

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.13 billion as of March 31, 2023 compared to $4.06 billion as of December 31, 2022. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the first quarter of 2023, we purchased $0.8 million of home improvement loans and $4.1 million of consumer solar loans.
The following table sets forth the composition of our loan portfolio, as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023		December 31, 2022
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$923,853	22.0%	$925,641	22.5%
Multifamily mortgages	1,062,826	25.3%	967,521	23.6%
Commercial real estate mortgages	327,477	7.8%	335,133	8.2%
Construction and land development mortgages	37,828	0.9%	37,696	0.9%
Total commercial portfolio	2,351,984	56.0%	2,265,991	55.2%

Retail portfolio:
Residential real estate lending	1,390,135	33.1%	1,371,779	33.4%
Consumer solar(1)	410,725	9.8%	416,849	10.2%
Consumer and other(1)	45,326	1.1%	47,150	1.1%
Total retail portfolio	1,846,186	44.0%	1,835,778	44.8%
Total loans	4,198,170	100.0%	4,101,769	100.0%

Net deferred loan origination costs(2)	—		4,233
Allowance for credit losses(3)	(67,323)		(45,031)
Total loans, net	$4,130,847		$4,060,971

(1) The Company adopted the CECL standard on January 1, 2023. As a result, the classification of loan segments was updated, and all loan balances for presented periods have been reclassified.
(2) With the adoption of the CECL standard, loans balances as of March 31, 2023 are presented at amortized cost, net of deferred loan origination costs.

(3) With the adoption of the CECL standard, the allowance for credit losses on both loans and securities as of March 31, 2023 is calculated under the current expected credit losses model. For December 31, 2022, no allowance was calculated on securities, and the allowance on loans presented is the allowance for loan losses calculated using the incurred loss model.

Commercial loan portfolio
Our commercial loan portfolio comprised 56.0% of our total loan portfolio at March 31, 2023 and 55.2% of our total loan portfolio at December 31, 2022. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at March 31, 2023 by exposure was $4.1 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $923.9 million at March 31, 2023, which comprised 22.0% of our total loan portfolio. During the three months ended March 31, 2023, the C&I loan portfolio decreased by 0.2% from $925.6 million at December 31, 2022.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 70% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.
Our multifamily loans totaled $1.06 billion at March 31, 2023, which comprised 25.3% of our total loan portfolio. During the three months ended March 31, 2023, the multifamily loan portfolio increased by 9.9% from $967.5 million at December 31, 2022.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $327.5 million at March 31, 2023, which comprised 7.8% of our total loan portfolio. During the three months ended March 31, 2023, the CRE loan portfolio decreased by 2.3% from $335.1 million at December 31, 2022.

Retail loan portfolio
Our retail loan portfolio comprised 44.0% of our total loan portfolio at March 31, 2023 and 44.8% of our loan portfolio at December 31, 2022. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of March 31, 2023, 81% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of New Resource Bank, 17% were purchased from two third parties on or after July 2014, and 2% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.39 billion at March 31, 2023, which comprised 75.3% of our retail loan portfolio and 33.1% of our total loan portfolio. As of March 31, 2023, our residential real estate lending loans increased by 1.3% from $1.37 billion at December 31, 2022.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code (UCC) financing statements. Our consumer solar loans totaled $410.7 million at March 31, 2023, which comprised 9.8% of our total loan portfolio, compared to $416.8 million, or 10.2% of our total loan portfolio, at December 31, 2022.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $45.3 million at March 31, 2023, which comprised 1.1% of our total loan portfolio, compared to $47.2 million, or 1.1% of our total loan portfolio, at December 31, 2022.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at March 31, 2023:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
March 31, 2023:
Commercial Portfolio:
Commercial and industrial	$115,953	$298,918	$293,978	$215,004	$923,853
Multifamily	128,188	545,133	383,309	6,196	1,062,826
Commercial real estate	103,085	147,380	70,352	6,660	327,477
Construction and land development	36,192	1,636	—	—	37,828

Retail Portfolio:
Residential real estate lending	26	1,697	161,873	1,226,539	1,390,135
Consumer solar	—	1,113	40,563	369,049	410,725
Consumer and other	827	2,598	30,358	11,543	45,326
Total Loans	$384,271	$998,475	$980,433	$1,834,991	$4,198,170

(In thousands)	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$740,917	$880,024	$1,206,869	$2,827,810
Floating or adjustable interest rates	257,879	100,323	623,496	981,698
Total Loans	$998,796	$980,347	$1,830,365	$3,809,508

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
The following tables presents, by loan type, the changes in the allowance for credit losses at March 31, 2023 under the CECL standard, and the allowance for loans losses at March 31, 2022 under the incurred loss methodology:

	Three Months Ended March 31,
(In thousands)	2023	2022

Balance at beginning of period	$45,031	$35,866
Adoption of ASU 2016-13	21,229	—
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	—
Multifamily	1,127	416
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	58	39
Consumer solar	1,983	847
Consumer and other	18	21
Total loan charge-offs	3,186	1,323
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	4	6
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	1
Retail portfolio:
Residential real estate lending	238	651
Consumer solar	387	35
Consumer and other	8	13
Total loan recoveries	637	706
Net charge-offs	2,549	617
Provision for credit losses	3,612	2,293
Balance at end of period	$67,323	$37,542
During the quarter, the allowance for credit losses on loans increased $22.3 million to $67.3 million at March 31, 2023 from $45.0 million at December 31, 2022. The adoption of the CECL standard increased the allowance for credit losses on loans by $21.2 million to recognize the Day 1 cumulative effect, primarily attributed to our consumer solar portfolio. The ratio of allowance to total loans was 1.61% at March 31, 2023 and 1.10% at December 31, 2022. Considering the Day 1 cumulative effect, the ratio of allowance to total loans at January 1, 2023 was 1.61%. The allowance for credit losses on held-to-maturity securities was $0.7 million to recognize the Day 1 cumulative effect, primarily attributed to commercial and residential PACE securities. Additionally, the allowance for expected credit losses on off-balance sheet loan exposures was increased by $2.7 million to recognize the Day 1 cumulative impact of adopting the CECL standard.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At March 31, 2023			At December 31, 2022
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$16,473	22.0%		$12,916	22.5%
Multifamily	7,030	25.3%		7,104	23.6%
Commercial real estate	2,455	7.8%		3,627	8.2%
Construction and land development	354	0.9%		825	0.9%
Total commercial portfolio	$26,312	56.0%		$24,472	55.2%

Retail Portfolio:
Residential real estate lending	$14,849	33.1%		$11,338	33.4%
Consumer Solar	22,762	9.8%	33.1%	6,867	10.2%
Consumer and other	3,400	1.1%		2,354	1.1%
Total retail portfolio	$41,011	44.0%		$20,559	44.8%

Total allowance for credit losses	$67,323			$45,031

Nonperforming Assets
Nonperforming assets include all loans categorized as nonaccrual, other real estate owned and other repossessed assets. The accrual of interest on loans is discontinued, or the loan is placed on nonaccrual, when the full collection of principal and interest is in doubt. Interest on loans is generally recognized on the accrual basis. Interest is not accrued on loans that are more than 90 days delinquent on payments, and any interest that was accrued but unpaid on such loans is reversed from interest income at that time, or when deemed to be uncollectible. Interest subsequently received on such loans is recorded as interest income or alternatively as a reduction in the amortized cost of the loan if there is significant doubt as to the collectability of the unpaid principal balance. Loans are returned to accrual status when principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table sets forth our nonperforming assets as of March 31, 2023 and December 31, 2022:

(In thousands)	March 31, 2023	December 31, 2022
Loans 90 days past due and accruing	$1,299	$—
Nonaccrual loans held for sale	5,653	6,914
Nonaccrual loans - Commercial	25,779	18,308
Nonaccrual loans - Retail	4,177	3,391
Nonaccrual securities	1,835	36
Total nonperforming assets	$38,743	$28,649

Nonaccrual loans:
Commercial and industrial	$9,521	$9,629
Multifamily	2,710	3,828
Commercial real estate	4,745	4,851
Construction and land development	8,803	—
Total commercial portfolio	25,779	18,308

Residential real estate lending	2,016	1,807
Consumer solar	2,021	1,584
Consumer and other	140	—
Total retail portfolio	4,177	3,391
Total nonaccrual loans	$29,956	$21,699

Nonperforming assets to total assets	0.49%	0.44%
Nonaccrual assets to total assets	0.45%	0.36%
Nonaccrual loans to total loans	0.71%	0.53%
Allowance for credit losses on loans to nonaccrual loans	224.74%	207.53%
Allowance for credit losses on loans to total loans	1.61%	1.10%
Annualized net charge-offs (recoveries) to average loans	0.25%	0.16%

Nonperforming assets totaled $38.7 million, or 0.49% of period-end total assets at March 31, 2023, an increase of $10.1 million, compared with $28.6 million, or 0.44% of period-end total assets at December 31, 2022. The increase in non-performing assets at March 31, 2023 compared to December 31, 2022 assets was primarily driven by a Silicon Valley Bank senior note and one construction loan placed on nonaccrual status in the first quarter of 2023, offset by a $1.1 million charge-off on a multifamily loan.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $101.8 million, or 1.2% of total assets, at March 31, 2023, as follows: $99.4 million are commercial loans currently in workout that management expects will be rehabilitated; $12.4 million are residential 1-4 family or retail loans at 30 days delinquent, of which $11.0 million were subsequently brought current.
Resell Agreements
As of March 31, 2023, we have entered into $15.4 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 4.38%. As of December 31, 2022, we have entered into $25.8 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.86%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $62.5 million at March 31, 2023 and $62.5 million at December 31, 2022. As of March 31, 2023, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.04 billion at March 31, 2023, compared to $6.60 billion at December 31, 2022. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of March 31, 2023 and December 31, 2022, we had approximately $678.1 million and $643.6 million, respectively, in political deposits which are primarily in demand deposits.
Total estimated uninsured deposits at March 31, 2023 and December 31, 2022 were $4.38 billion and $4.52 billion, respectively.
Maturities of time certificates of deposit and other time deposits of $100,000 or more outstanding at March 31, 2023 are summarized as follows:

Maturities as of March 31, 2023
(In thousands)	Balance
Within three months	$582,516
After three but within six months	36,346
After six months but within twelve months	28,155
After twelve months	43,806
$690,823
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of March 31, 2023 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300, and 400 basis points.
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

Change in Market Interest Rates as of March 31, 2023	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-29.2%	(384,305)	-18.4%	(45,717)
+300 basis points	-20.0%	(262,848)	-11.2%	(27,851)
+200 basis points	-11.8%	(154,963)	-5.7%	(14,072)
+100 basis points	-4.2%	(55,214)	-2.2%	(5,368)
-100 basis points	-3.2%	(41,861)	-0.9%	(2,223)
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLBNY advances and other borrowings and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third-party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window, federal fund purchases and the issuance of debt or equity securities. In addition, following the failures of SIVB and Signature Bank, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. We believe that the sources of available liquidity are adequate to meet our current and reasonably foreseeable future liquidity needs.
At March 31, 2023, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $130.9 million, or 1.7% of total assets, compared to $63.5 million, or 0.8% of total assets at December 31, 2022. The $67.4 million, or 106.1%, increase is due to strategic investment securities sales. Our available for sale securities at March 31, 2023 were $1.64 billion, or 20.9% of total assets, compared to $1.81 billion, or 23.1% of total assets at December 31, 2022. Investment securities with an aggregate fair value of $120.9 million at March 31, 2023 were pledged to secure public deposits and repurchase agreements.
The liability portion of the balance sheet serves as our primary source of liquidity. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2023, we had no advances from the FHLBNY and a remaining credit availability of $1.33 billion. In addition, we maintain borrowing capacity of approximately $368.1 million with the Federal Reserve’s discount window or BTFP that is secured by certain securities from our portfolio which are not pledged for other purposes. Our cash and borrowing capacity totaled $1.9 billion of immediately available funds, in addition to unpledged securities with two-day availability of $868.0 million for total liquidity within two-days of $2.7 billion, which provided coverage for 62% of total uninsured deposits.
The outstanding balance related to borrowings from the BTFP at March 31, 2023 was $140.0 million, and is recorded in Other borrowings on the consolidated statements of financial condition.
Capital Resources

Total stockholders’ equity at March 31, 2023 was $519.2 million, compared to $509.0 million at December 31, 2022, an increase of $10.2 million. The increase was primarily driven by $21.3 million of net income for the quarter and an $11.4 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by a $17.8 million tax effected charge to retained earnings related to the adoption of the CECL standard. We did not elect to utilize the optional three-year phase-in period for the Day 1 adverse regulatory capital effects upon adopting the CECL standard.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
March 31, 2023
Consolidated:
Total capital to risk weighted assets	$730,475	15.00%	$389,704	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	596,000	12.23%	292,278	6.00%	N/A	N/A
Tier 1 capital to average assets	596,000	7.50%	317,763	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	596,000	12.23%	219,209	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$719,520	14.84%	$387,874	8.00%	$484,843	10.00%
Tier I capital to risk weighted assets	658,769	13.59%	290,906	6.00%	387,874	8.00%
Tier I capital to average assets	658,769	8.29%	317,852	4.00%	397,315	5.00%
Common equity tier 1 to risk weighted assets	658,769	13.59%	218,179	4.50%	315,148	6.50%

December 31, 2022
Consolidated:
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of March 31, 2023, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of March 31, 2023:

March 31, 2023
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Subordinated Debt	$73,737	$—	$—	$—	$73,737
Operating Leases	40,556	8,480	31,117	959	—
Purchase Obligations	25,557	4,612	9,224	5,871	5,850
Certificates of Deposit	752,581	675,298	51,492	7,681	18,110
	$892,431	$688,390	$91,833	$14,511	$97,697

Investment Obligations

We are a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE, assessment securities until September 2023. As of March 31, 2023, we had purchased $519.7 million of these obligations and had an estimated remaining commitment of $112.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The PACE assessments are held in the Company's held-to-maturity investment portfolio.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Material changes in our market risk as of March 31, 2023 from that presented in the 2022 Annual Report are described in Part II, Item 1A of this Form 10-Q below. Our interest rate sensitivity position at March 31, 2023 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of March 31, 2023. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
The Company adopted new internal controls and modified existing internal controls upon the adoption of the CECL Standard for its allowance for credit losses which are substantially similar in nature to the internal controls used prior to the adoption of the CECL Standard for its allowance for loan losses. There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 9, 2023, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

Material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are listed below:

Our business may be affected by stress and volatility in the banking sector related to recent bank failures.

The March 2023 failures of Santa Clara, California-based Silicon Valley Bank (“SIVB”) and New York, New York-based Signature Bank, as well as the failure of San Francisco, California-based First Republic Bank in May 2023 have generated concerns regarding the overall health and liquidity of the banking sector. SIVB was placed into receivership on March 10, 2023, Signature Bank was placed into receivership on March 12, 2023, and First Republic Bank was placed into receivership on May 1, 2023. The failures represented the second, third, and fourth largest bank failures in U.S. history. On March 12, 2023, the Board of Governors of the Federal Reserve System, Department of Treasury and the FDIC issued a joint statement concerning actions they had taken in response to the SIVB and Signature Bank failures. The Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program. Despite these actions, concern about the banking sector could continue into the future, which could lead to difficulties in attracting and maintaining deposits and customers. In addition, the FDIC is likely to increase the costs of insurance assessments and impose special assessments on some or all banks in order to replenish the Deposit Insurance Fund, the amounts of which are outside of our control. Any of these events could materially and adversely affect our business, results of operations or financial condition.

We could see increased credit risk due to recent bank failures.

Our net income for the first quarter of 2023 reflected a $1.2 million impairment charge to provision expense on an SIVB senior note and a $0.6 million loss related to the sale of a portion of the SIVB senior note. Because the financial system contains many interdependencies, the failures of additional banks and financial institutions that are counterparties to commercial agreements with us could lead to additional credit losses, threaten our investments, and adversely affect our ability to meet our own contractual obligations, originate new loans, invest in securities, or fulfill obligations to customers and depositors. If any of our customers are unable to access deposits or lending arrangements with other financial institutions, they could experience a downgrade in their credit quality or lose their ability to repay their obligations to us. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

We are subject to liquidity risk.

We require liquidity to meet our deposit and debt obligations as they come due. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans are concentrated, difficult credit markets, adverse regulatory or judicial actions against labor unions, political organizations or not-for profits, adverse regulatory actions against us, declines in the value of our investments, and ongoing instability and concerns in the banking sector following recent high-profile bank failures.

Liquidity constraints may require that we sell investment securities at a loss, negatively impacting our net income and earnings. As of March 31, 2023, our net unrealized losses on available for sale securities totaled $116.7 million. Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an inflationary environment where they may be compelled to withdraw deposits in order to cover rising expenses. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. For instance, our political campaigns, PACs, and state and national party committee clients totaled $678.1 million in deposits as of March 31, 2023 and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

The recent bank failures of SIVB, Signature Bank, and First Republic Bank caused substantial market disruption that has not yet stabilized, leading to ongoing concerns about the liquidity of the financial services industry. Ongoing destabilization could exacerbate deposit outflows. In particular, continuing negative media attention and the rapid spread of rumors, concerns and misinformation on social media could cause panic among investors, depositors, customers and the general public. Deposit outflows could increase if customers with uninsured deposits look for alternative placements for their funds to weather banking sector volatility and instability. An increase in deposit outflows could require us to seek alternate sources of liquidity to fund our operations and meet withdrawal demands. These alternate sources of liquidity could include higher-cost borrowings (as a result of competition for liquidity and rising interest rates), which could negatively affect our financial performance. Regulators could impose new requirements on banks, which could limit future growth. These changes may be more difficult or expensive than we anticipate.

Shares of our common stock could face volatility due to banking sector uncertainty.

The recent bank failures have negatively impacted the price of securities issued by financial institutions, which underscores the sensitivity of bank holding company public trading prices to generalized concerns about the health of the banking industry as a whole, regardless of the health of a particular institution. Ongoing stress in the banking sector could adversely impact the market price of our common stock and our business, financial condition and results of operations. We cannot predict if investors will find our common stock less attractive as a result of these market stresses. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended March 31, 2023 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
January 1 through January 31, 2023	4,436	$23.04	—	$28,098,365
February 1 through February 28, 2023	15,777	22.79	—	$28,098,365
March 1 through March 31, 2023	144,327	18.85	138,803	$25,494,421
Total	164,540	$19.34	138,803

(1) Includes shares withheld by the Company to pay the costs associated with tax witholdings related to the exercise of stock options and RSU and PSU vesting. There were 25,737 shares withheld for taxes during the quarter.

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $2.6 million of common stock was purchased during the first quarter of 2023.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the quarters ended March 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended March 31, 2023, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

May 9, 2023	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

May 9, 2023	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)