Form 10-Q
period 2023-06-30
Amalgamated Financial Corp.
filed 2023-08-04
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of August 4, 2023, the registrant had 30,456,209 shares of common stock outstanding at $0.01 par value per share.

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
•fiscal challenges facing the U.S. government which may impact the government entities which we do business with, and the value of our investments in GSEs;
•potential deterioration in real estate collateral values;
•changes in legislation, regulation, public policies, or administrative practices impacting the banking industry, including increased regulation and FDIC assessments in the aftermath of recent bank failures;
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

ii

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

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	June 30, 2023	December 31, 2022
Assets	(unaudited)
Cash and due from banks	$4,419	$5,110
Interest-bearing deposits in banks	61,296	58,430
Total cash and cash equivalents	65,715	63,540
Securities:
Available for sale, at fair value	1,580,248	1,812,476
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $57 at June 30, 2023	617,380	629,424
Property Assessed Clean Energy ("PACE") assessments, net of allowance for credit losses of $650 at June 30, 2023	1,037,151	911,877
	1,654,531	1,541,301

Loans held for sale	2,458	7,943
Loans receivable, net of deferred loan origination costs	4,251,738	4,106,002
Allowance for credit losses	(67,431)	(45,031)
Loans receivable, net	4,184,307	4,060,971

Resell agreements	—	25,754
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,192	29,607
Accrued interest and dividends receivable	44,104	41,441
Premises and equipment, net	8,933	9,856
Bank-owned life insurance	105,951	105,624
Right-of-use lease asset	24,721	28,236
Deferred tax asset, net	63,477	62,507
Goodwill	12,936	12,936
Intangible assets, net	2,661	3,105
Equity method investments	11,657	8,305
Other assets	26,921	29,522
Total assets	$7,792,812	$7,843,124
Liabilities
Deposits	$6,894,651	$6,595,037
Subordinated debt, net	73,766	77,708
FHLBNY advances	—	580,000
Other borrowings	230,000	—
Operating leases	35,801	40,779
Other liabilities	29,980	40,645
Total liabilities	$7,264,198	$7,334,169

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,736,141 and 30,700,198 shares issued, respectively, and 30,572,606 and 30,700,198 shares outstanding, respectively)	$307	$307
Additional paid-in capital	286,877	286,947
Retained earnings	349,204	330,275
Accumulated other comprehensive loss, net of income taxes	(105,214)	(108,707)
Treasury stock, at cost (163,535 and zero shares, respectively)	(2,693)	—
Total Amalgamated Financial Corp. stockholders' equity	528,481	508,822
Noncontrolling interests	133	133
Total stockholders' equity	528,614	508,955
Total liabilities and stockholders’ equity	$7,792,812	$7,843,124
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans	$45,360	$33,766	$90,166	$64,893
Securities	39,506	24,352	79,018	43,507
Interest-bearing deposits in banks	1,056	551	1,673	730
Total interest and dividend income	85,922	58,669	170,857	109,130
INTEREST EXPENSE
Deposits	18,816	1,481	32,651	2,883
Borrowed funds	4,121	690	7,942	1,381
Total interest expense	22,937	2,171	40,593	4,264
NET INTEREST INCOME	62,985	56,498	130,264	104,866
Provision for credit losses	3,940	2,912	8,899	5,205
Net interest income after provision for credit losses	59,045	53,586	121,365	99,661
NON-INTEREST INCOME
Trust Department fees	4,006	3,479	7,935	6,970
Service charges on deposit accounts	2,712	2,826	5,166	5,273
Bank-owned life insurance income	546	1,283	1,327	2,097
Losses on sale of securities	(267)	(582)	(3,353)	(420)
Gains on sale of loans, net	2	492	4	335
Equity method investments income (loss)	556	(638)	711	(206)
Other income	389	386	1,360	619
Total non-interest income	7,944	7,246	13,150	14,668
NON-INTEREST EXPENSE
Compensation and employee benefits	21,165	18,046	43,180	35,715
Occupancy and depreciation	3,436	3,457	6,835	6,897
Professional fees	2,759	2,745	4,989	5,560
Data processing	4,082	4,327	8,631	9,511
Office maintenance and depreciation	718	784	1,445	1,509
Amortization of intangible assets	222	261	444	523
Advertising and promotion	1,028	761	2,615	1,615
Federal deposit insurance premiums	1,100	761	1,818	1,427
Other expense	3,019	3,204	6,199	5,986
Total non-interest expense	37,529	34,346	76,156	68,743
Income before income taxes	29,460	26,486	58,359	45,586
Income tax expense	7,818	6,873	15,383	11,808
Net income	$21,642	$19,613	$42,976	$33,778
Earnings per common share - basic	$0.71	$0.64	$1.40	$1.09
Earnings per common share - diluted	$0.70	$0.63	$1.39	$1.08

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$21,642	$19,613	$42,976	$33,778
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	49	59	97	118
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	(11,681)	(52,334)	418	(116,038)
Reclassification adjustment for losses realized in income	267	582	3,353	417
Accretion of net unrealized loss on securities transferred to held-to-maturity	466	209	954	209
Net unrealized gains (losses) on securities	(10,948)	(51,543)	4,725	(115,412)
Other comprehensive income (loss), before tax	(10,899)	(51,484)	4,822	(115,294)
Income tax benefit (expense)	3,002	14,162	(1,329)	31,717
Total other comprehensive income (loss), net of taxes	(7,897)	(37,322)	3,493	(83,577)
Total comprehensive income (loss), net of taxes	$13,745	$(17,709)	$46,469	$(49,799)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2023
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at April 1, 2023	30,642,299	$307	$287,514	$330,673	$(97,317)	$(2,152)	$519,025	$133	$519,158
Net income	—	—	—	21,642	—	—	21,642	—	21,642
Repurchase of common stock	(138,962)	—	—	—	—	(2,157)	(2,157)	—	(2,157)
Common stock issued under Employee Stock Purchase Plan	7,835	—	(3)	—	—	129	126	—	126
Dividends declared on common stock, net, $0.10 per share	—	—	—	(3,111)	—	—	(3,111)	—	(3,111)
Restricted stock units vesting, net of repurchases	61,434	—	(1,837)	—	—	1,487	(350)	—	(350)
Stock-based compensation expense	—	—	1,203	—	—	—	1,203	—	1,203
Other comprehensive loss, net of taxes	—	—	—	—	(7,897)	—	(7,897)	—	(7,897)
Balance at June 30, 2023	30,572,606	$307	$286,877	$349,204	$(105,214)	$(2,693)	$528,481	$133	$528,614

	Six Months Ended June 30, 2023
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	42,976	—	—	42,976	—	42,976
Repurchase of common stock	(267,765)	—	—	—	—	(4,582)	(4,582)	—	(4,582)
Common stock issued under Employee Stock Purchase Plan	29,754	—	(28)	—	—	542	514	—	514
Dividends declared on common stock, net, $0.20 per share		—	—	(6,222)	—	—	(6,222)	—	(6,222)
Exercise of stock options, net of repurchases	6,631	—	(91)	—	—	—	(91)	—	(91)
Restricted stock units vesting, net of repurchases	103,788	—	(2,191)	—	—	1,347	(844)	—	(844)
Stock-based compensation expense	—	—	2,240	—	—	—	2,240	—	2,240
Other comprehensive income, net of taxes	—	—	—	—	3,493	—	3,493	—	3,493
Balance at June 30, 2023	30,572,606	$307	$286,877	$349,204	$(105,214)	$(2,693)	$528,481	$133	$528,614

	Three Months Ended June 30, 2022
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at April 1, 2022	30,995,271	$310	$295,443	$271,722	$(40,846)	$(40,846)	$—	$526,629	$133	$526,762
Net income	—	—	—	19,613		—	—	19,613	—	19,613
Repurchase of common stock	(463,948)	(5)	(8,787)	—		—	—	(8,792)	—	(8,792)
Common stock issued under Employee Stock Purchase Plan	14,967	—	296	—		—	—	296	—	296
Dividends declared on common stock, net, $0.08 per share	—	—	—	(2,467)		—	—	(2,467)	—	(2,467)
Exercise of stock options, net of repurchases	54,012	2	(734)	—		—	—	(732)	—	(732)
Restricted stock units vesting, net of repurchases	83,944	—	(2)	—		—	—	(2)	—	(2)
Stock-based compensation expense	—	—	685	—		—	—	685	—	685
Other comprehensive loss, net of taxes	—	—	—	—		(37,322)	—	(37,322)	—	(37,322)
Balance at June 30, 2022	30,684,246	$307	$286,901	$288,868		$(78,168)	$—	$497,908	$133	$498,041

	Six Months Ended June 30, 2022
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2022	31,130,143	$311	$297,975	$260,047	$5,409	$—	$563,742	$133	$563,875
Net income	—	—	—	33,778	—	—	33,778	—	33,778
Repurchase of common stock	(634,520)	(6)	(11,727)	—	—	—	(11,733)	—	(11,733)
Common stock issued under Employee Stock Purchase Plan	17,872	—	348	—	—	—	348	—	348
Dividends declared on common stock, net, $0.16 per share	—	—	—	(4,957)	—	—	(4,957)	—	(4,957)
Exercise of stock options, net of repurchases	60,976	2	(1,039)	—	—	—	(1,037)	—	(1,037)
Restricted stock units vesting, net of repurchases	109,775	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	1,346	—	—	—	1,346	—	1,346
Other comprehensive loss, net of taxes	—	—	—	—	(83,577)	—	(83,577)	—	(83,577)
Balance at June 30, 2022	30,684,246	$307	$286,901	$288,868	$(78,168)	$—	$497,908	$133	$498,041

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,976	$33,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,766	1,790
Amortization of intangible assets	444	523
Deferred income tax expense	5,339	2,242
Provision for credit losses	8,899	5,205
Stock-based compensation expense	2,240	1,346
Net amortization on loan fees, costs, premiums, and discounts	224	1,025
Net amortization on securities premiums, discounts, and net unrealized loss on securities transferred to held-to-maturity	789	2,537
OTTI gain recognized in earnings	—	(3)
Net (income) loss from equity method investments	(711)	206
Net loss on sale of securities available for sale	3,353	420
Net gain on sale of loans	(4)	(335)
Net gain on redemption of bank-owned life insurance	(225)	(1,094)
Proceeds from sales of loans held for sale	10,621	10,919
Originations of loans held for sale	(9,242)	(4,831)
Increase in cash surrender value of bank-owned life insurance	(1,102)	(1,003)
Net gain on repurchase of subordinated debt	(780)	—
Increase in accrued interest and dividends receivable	(2,663)	(2,181)
Decrease in other assets	5,276	21,128
Decrease in accrued expenses and other liabilities	(5,087)	(3,579)
Net cash provided by operating activities	62,113	68,093
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(147,407)	(346,930)
Purchase of securities available for sale	(40,169)	(623,371)
Purchase of securities held-to-maturity	(155,502)	(358,776)
Proceeds from sales of securities available for sale	174,537	35,951
Maturities, principal payments and redemptions of securities available for sale	82,988	224,026
Maturities, principal payments and redemptions of securities held-to-maturity	41,781	79,570
Decrease in resell agreements	25,754	3,092
Decrease (increase) in equity method investments	(2,641)	379
Decrease in FHLBNY stock, net	25,415	213
Purchases of premises and equipment, net	(843)	(925)
Proceeds from redemption of bank-owned life insurance	980	3,200
Net cash provided by (used in) investing activities	4,893	(983,571)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	299,614	934,912
Net increase in other borrowings	230,000	—
Net decrease in FHLBNY advances	(580,000)	—
Repurchase of subordinated debt	(3,220)	—

Common stock issued under Employee Stock Purchase Plan	514	348
Repurchase of shares	(4,582)	(11,733)
Dividends paid	(6,222)	(4,957)
Payments related to repurchase of common stock for equity awards	(935)	(1,039)
Net cash provided by (used in) financing activities	(64,831)	917,531
Increase in cash, cash equivalents, and restricted cash	2,175	2,053
Cash, cash equivalents, and restricted cash at beginning of year	63,540	330,485
Cash, cash equivalents, and restricted cash at end period	$65,715	$332,538
Supplemental disclosures of cash flow information:
Interest paid during the period	$36,150	$4,278
Income taxes paid during the period	3,344	602
Loans transferred from held-for-sale	4,664	—
Loans transferred to held-for-sale	2,381	8,140
Securities available for sale transferred to held-to-maturity	—	260,112

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). A more detailed description of our accounting policies is included in the 2022 Annual Report, which remain significantly unchanged except for the Allowance for Credit Losses ("ACL") policy, resulting from the adoption of the Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its amendments, (“ASU No. 2016-13”) as of January 1, 2023, as well as the addition of accounting policies related to treasury stock:

Treasury stock - Treasury stock is carried at cost. Shares issued out of treasury are valued based on the weighted average cost.

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

Non-GSE residential and commercial mortgage-backed securities held by the Company are secured by pools of commercial or residential certificates.

Asset-backed securities ("ABS") - ABS held by the Company are secured by pools of consumer products such as student loans, consumer loans, and consumer residential solar loans.

Property assessed clean energy ("PACE assessments") - PACE assessments held by the Company are secured low loan to value long-term funding for energy efficient and renewable energy projects for residential or commercial projects.

Other securities - Other securities held by the Company include corporate securities, municipal securities and small investments community reinvestment act investments secured by loans.

Allowance for Credit Losses - Loans: The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred fees and

Notes to Consolidated Financial Statements (unaudited)
costs. Accrued interest receivable on loans is excluded from the estimate of expected credit losses, as accrued interest receivable is reversed for loans placed on nonaccrual status. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, which eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Specifically, rather than applying the recognition and measurement guidance for TDRs, this ASU requires entities to evaluate receivable modifications, consistent with the accounting for other loan modifications, to determine whether a modification made to a borrower results is a new loan or a continuation of the existing loan. In addition, under the new ASU, entities are no longer required to use a discounted cash flow ("DCF") method to measure the ACL as a result of a modification or restructuring with a borrower experiencing financial difficulty. If a DCF method is used, the post-modification-derived effective interest rate is to be used, instead of the original interest rate as stipulated under the current GAAP. This ASU also enhances the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU amends the guidance on “vintage disclosures” to require the disclosure of current-period gross write-offs by year of origination. The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis. The adoption of the standard did not have a material impact on the financial statements. Refer to the Loans receivable, net footnote for updated disclosures for the three and six months ended June 30, 2023.

Notes to Consolidated Financial Statements (unaudited)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, however such reclassifications did not change stockholders' equity or net income.

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the accumulated comprehensive loss balances, net of income taxes:

	Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of June 30, 2023
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,652)	$97	$(27)	$(1,582)
Unrealized gains (losses) on available for sale securities	(95,539)	3,771	(1,039)	(92,807)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	954	(263)	(10,825)
Total	$(108,707)	$4,822	$(1,329)	$(105,214)

	Balance as of January 1, 2022	Current Period Change	Income Tax Effect	Balance as of June 30, 2022
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,102)	$118	$(32)	$(2,016)
Unrealized gains (losses) on available for sale securities	7,511	(115,412)	31,749	(76,152)
Total	$5,409	$(115,294)	$31,717	$(78,168)
Other comprehensive income (loss) components and related income tax effects were as follows:

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$40	$44	$80	$102
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7	14	—
Change in obligation for other benefits	2	8	3	16
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	49	59	97	118
Income tax expense	(14)	(16)	(27)	(32)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	35	43	70	86

Securities
Unrealized holding gains (losses) on available for sale securities	(11,681)	(52,334)	418	(116,038)
Reclassification adjustment for losses realized in loss on sale of securities	267	582	3,353	417
Accretion of net unrealized loss on securities transferred to held-to-maturity recognized in interest income from securities	466	209	954	209
Change in unrealized gains (losses) on available for sale securities	(10,948)	(51,543)	4,725	(115,412)
Income tax benefit (expense)	3,016	14,178	(1,302)	31,749
Net change in unrealized gains (losses) on securities	(7,932)	(37,365)	3,423	(83,663)

Total	$(7,897)	$(37,322)	$3,493	$(83,577)

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of June 30, 2023 are as follows:

	June 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
Government sponsored entities ("GSE") residential CMOs ("collateralized mortgage obligations")	$406,801	$25	$(38,168)	$368,658
GSE commercial certificates & CMO	148,014	—	(8,522)	139,492
Non-GSE residential certificates	116,941	—	(15,568)	101,373
Non-GSE commercial certificates	106,510	—	(10,827)	95,683
	778,266	25	(73,085)	705,206
Other debt:
U.S. Treasury	199	—	(5)	194
ABS	759,953	115	(31,671)	728,397
Trust preferred	10,990	—	(856)	10,134
Corporate	136,077	—	(22,216)	113,861
Residential PACE assessments	22,861	—	(405)	22,456
	930,080	115	(55,153)	875,042

Total available for sale	$1,708,346	$140	$(128,238)	$1,580,248

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE residential CMOs	$66,982	$—	$(4,698)	$62,284
GSE commercial certificates	89,859	—	(11,235)	78,624
GSE residential certificates	420	—	(18)	402
Non-GSE commercial certificates	32,651	—	(3,270)	29,381
Non-GSE residential certificates	48,599	—	(5,506)	43,093
ABS	284,377	—	(11,904)	272,473
Municipal	94,549	—	(17,684)	76,865
	617,437	—	(54,315)	563,122
PACE assessments:
Commercial PACE assessments	262,093	—	(38,136)	223,957
Residential PACE assessments	775,708	—	(85,846)	689,862
	1,037,801	—	(123,982)	913,819

Allowance for credit losses	(707)

Total held-to-maturity	$1,654,531	$—	$(178,297)	$1,476,941

Notes to Consolidated Financial Statements (unaudited)
As of June 30, 2023, available for sale securities with a fair value of $937.0 million and held-to-maturity securities with a fair value of $425.4 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2022 are as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
GSE residential CMOs	$427,529	$24	$(38,293)	$389,260
GSE commercial certificates & CMO	222,620	—	(8,834)	213,786
Non-GSE residential certificates	123,139	—	(16,059)	107,080
Non-GSE commercial certificates	108,286	—	(10,804)	97,482
	881,574	24	(73,990)	807,608
Other debt:
U.S. Treasury	199	—	(7)	192
ABS	901,746	34	(39,617)	862,163
Trust preferred	10,988	—	(845)	10,143
Corporate	149,836	—	(17,466)	132,370
	1,062,769	34	(57,935)	1,004,868

Total available for sale	$1,944,343	$58	$(131,925)	$1,812,476

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE residential CMOs	$69,391	$—	$(4,054)	$65,337
GSE commercial certificates	90,335	—	(11,186)	79,149
GSE residential certificates	428	—	(17)	411
Non-GSE commercial certificates	32,635	9	(3,148)	29,496
Non-GSE residential certificates	50,468	—	(5,245)	45,223
ABS	288,682	—	(15,175)	273,507
Municipal	95,485	—	(15,999)	79,486
Other	2,000	—	—	2,000
	629,424	9	(54,824)	574,609
PACE assessments:
Commercial PACE assessments	255,424	—	(26,782)	228,642
Residential PACE assessments	656,453	—	(44,833)	611,620
	911,877	—	(71,615)	840,262

Total held-to-maturity	$1,541,301	$9	$(126,439)	$1,414,871

Notes to Consolidated Financial Statements (unaudited)
There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2023. The Company reassessed the classification of certain investments during the three months ended June 30, 2022 and transferred securities with a book value of $277.3 million from available-for-sale to held-to-maturity. The transfer occurred at a fair value totaling $260.1 million. The related unrealized losses of $17.1 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer.
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of June 30, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$199	$195	$—	$—
Due after one year through five years	68,309	61,111	9,429	8,907
Due after five years through ten years	357,921	338,763	10,552	9,674
Due after ten years	503,651	474,973	1,396,746	1,244,576
	$930,080	$875,042	$1,416,727	$1,263,157

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,		Six Months Ended,
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(In thousands)
Proceeds	$29,232	$35,789	$174,537	$35,951

Realized gains	$—	$—	$—	$162
Realized losses	(267)	(582)	(3,353)	(582)
Net realized losses	$(267)	$(582)	$(3,353)	$(420)
There were no sales of held-to-maturity securities during the three or six months ended June 30, 2023 or the three or six months ended June 30, 2022.
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

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for those available for sale and unrecognized losses for those held-to-maturity securities as of June 30, 2023 and December 31, 2022, respectively, segregated between securities that have been in an unrealized or unrecognized loss position for less than twelve months and those that have been in a continuous unrealized or unrecognized loss position for twelve months or longer at the respective dates:

	June 30, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$39,625	$2,170	$324,083	$35,998	$363,708	$38,168
GSE commercial certificates & CMO	39,904	831	99,588	7,691	139,492	8,522
Non-GSE residential certificates	—	—	101,373	15,568	101,373	15,568
Non-GSE commercial certificates	—	—	95,683	10,827	95,683	10,827
Other debt:
U.S. Treasury	—	—	194	5	194	5
ABS	20,924	1,522	680,461	30,149	701,385	31,671
Trust preferred	—	—	10,134	856	10,134	856
Corporate	—	—	113,861	22,216	113,861	22,216
Residential PACE assessments	22,456	405	—	—	22,456	405
Total available for sale	$122,909	$4,928	$1,425,377	$123,310	$1,548,286	$128,238

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Traditional securities:
GSE CMOs	$—	$—	$62,284	$4,698	$62,284	$4,698
GSE commercial certificates	16,814	1,134	61,810	10,101	78,624	11,235
GSE residential certificates	—	—	402	18	402	18
Non GSE commercial certificates	—	—	29,262	3,270	29,262	3,270
Non GSE residential certificates	—	—	43,093	5,506	43,093	5,506
ABS	6,987	310	265,486	11,594	272,473	11,904
Municipal	15,841	603	61,024	17,081	76,865	17,684
PACE assessments:
Commercial PACE assessments	43,959	5,522	179,998	32,614	223,957	38,136
Residential PACE assessments	287,408	22,608	402,454	63,238	689,862	85,846
Total held-to-maturity	$371,009	$30,177	$1,105,813	$148,120	$1,476,822	$178,297

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$231,562	$13,937	$151,285	$24,356	$382,847	$38,293
GSE commercial certificates & CMO	153,325	6,729	60,461	2,105	213,786	8,834
Non-GSE residential certificates	72,527	8,969	34,553	7,090	107,080	16,059
Non-GSE commercial certificates	62,243	4,842	35,239	5,962	97,482	10,804
Other debt:
U.S. Treasury	192	7	—	—	192	7
ABS	530,269	17,290	299,425	22,327	829,694	39,617
Trust preferred	—	—	10,143	845	10,143	845
Corporate	89,054	9,772	43,316	7,694	132,370	17,466
Total available for sale	$1,139,172	$61,546	$634,422	$70,379	$1,773,594	$131,925

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Traditional securities:
GSE CMOs	$54,475	$2,891	$10,862	$1,163	$65,337	$4,054
GSE commercial certificates	48,934	3,404	30,215	7,782	79,149	11,186
GSE residential certificates	411	17	—	—	411	17
Non GSE commercial certificates	11,192	656	18,283	2,492	29,475	3,148
Non GSE residential certificates	39,426	4,784	5,797	461	45,223	5,245
ABS	224,279	11,078	49,228	4,097	273,507	15,175
Municipal	48,190	5,866	31,296	10,133	79,486	15,999
PACE assessments:
Commercial PACE assessments	228,642	26,782	—	—	228,642	26,782
Residential PACE assessments	611,620	44,833	—	—	611,620	44,833
Total held-to-maturity	$1,267,169	$100,311	$145,681	$26,128	$1,412,850	$126,439
Available for sale securities

As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the three months ended March 31, 2023, a Corporate bond related to Silicon Valley Bank ("SIVB") was placed on nonaccrual status following credit concerns over the issuer. As a result, Management charged-off the $1.2 million unrealized loss position given Management's intent to sell the Corporate bond and unlikely recovery of the unrealized position. The sale of the security in the second quarter of 2023 resulted in an immaterial additional loss. During the three months ended June 30, 2023, no available for sale securities were charged-off.

As of June 30, 2023, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

Notes to Consolidated Financial Statements (unaudited)

With respect to the Company’s security investments that are temporarily impaired as of June 30, 2023, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at June 30, 2023.

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

With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of June 30, 2023 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $26.0 million and $22.4 million at June 30, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$58	$262	$367	$687
Provision for (recovery of) credit losses	(1)	—	21	20
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$57	$262	$388	$707

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(2)	7	60	65
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending balance	$57	$262	$388	$707

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
With the adoption of ASU 2016-13 on January 1, 2023, all loan balances in this footnote for the period ended June 30, 2023 are presented at amortized cost, net of deferred loan origination costs. Loan balances for the period ended December 31, 2022 are presented at unpaid principal balance.
Loans receivable are summarized as follows:

	June 30, 2023	December 31, 2022
(In thousands)
Commercial and industrial	$949,403	$925,641
Multifamily	1,095,752	967,521
Commercial real estate	333,340	335,133
Construction and land development	28,664	37,696
Total commercial portfolio	2,407,159	2,265,991
Residential real estate lending	1,388,571	1,371,779
Consumer solar	411,873	416,849
Consumer and other	44,135	47,150
Total retail portfolio	1,844,579	1,835,778
Total loans receivable	4,251,738	4,101,769
Net deferred loan origination costs	—	4,233
Total loans receivable, net of deferred loan origination costs	4,251,738	4,106,002
Allowance for credit losses	(67,431)	(45,031)
Total loans receivable, net	$4,184,307	$4,060,971

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of June 30, 2023:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$—	$7,575	$—	$7,575	$941,828	$949,403
Multifamily	2,308	2,376	—	4,684	1,091,068	1,095,752
Commercial real estate	9,700	4,660	—	14,360	318,980	333,340
Construction and land development	2,424	13,467	—	15,891	12,773	28,664
Total commercial portfolio	14,432	28,078	—	42,510	2,364,649	2,407,159
Residential real estate lending	1,649	2,470	—	4,119	1,384,452	1,388,571
Consumer solar	3,522	2,811		6,333	405,540	411,873
Consumer and other	1,023	325	—	1,348	42,787	44,135
Total retail portfolio	6,194	5,606	—	11,800	1,832,779	1,844,579
	$20,626	$33,684	$—	$54,310	$4,197,428	$4,251,738

The following table presents information regarding the past due status of the Company’s loans as of December 31, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$27	$9,629	$—	$9,656	$915,985	$925,641
Multifamily	—	3,828	—	3,828	963,693	967,521
Commercial real estate	11,718	4,851	—	16,569	318,564	335,133
Construction and land development	16,426	—	—	16,426	21,270	37,696
Total commercial portfolio	28,171	18,308	—	46,479	2,219,512	2,265,991
Residential real estate lending	1,185	1,807	—	2,992	1,368,787	1,371,779
Consumer solar	3,320	1,584	—	4,904	411,945	416,849
Consumer and other	225	—	—	225	46,925	47,150
Total retail portfolio	4,730	3,391	—	8,121	1,827,657	1,835,778
	$32,901	$21,699	$—	$54,600	$4,047,169	$4,101,769

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023:

	Term Extension		Term Extension
	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial and industrial	$—	—%	$583	0.1%
Multifamily	327	0.0%	327	0.0%
Commercial real estate	1,059	0.3%	1,907	0.6%
Construction and land development	—	—%	6,887	24.0%
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Term Extension
Three Months Ended June 30, 2023
Multifamily	Modification added a weighted average 1.0 years to the life of the modified loan.
Commercial real estate	Modification added a weighted average 1.0 years to the life of the modified loan.

Term Extension
Six Months Ended June 30, 2023
Commercial and industrial	Modification added a weighted average 1.0 years to the life of the modified loan.
Multifamily	Modification added a weighted average 1.0 years to the life of the modified loan.
Commercial real estate	Modifications added a weighted average 0.8 years to the life of the modified loans.
Construction and land development	Modifications added a weighted average 0.8 years to the life of the modified loans.

Two and six loans were permanently modified in the three and six months ended June 30, 2023, respectively and no loans that were modified had a payment default during the three and six months ended June 30, 2023.

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
The following tables summarize the Company’s loan portfolio by credit quality indicator as of June 30, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$54,758	$206,133	$216,803	$93,760	$164,604	$179,813	$—	$915,871
Special Mention	—	—	—	4,173	1,911	—	—	6,084
Substandard	—	—	—	5,156	20,113	2,179	—	27,448
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$54,758	$206,133	$216,803	$103,089	$186,628	$181,992	$—	$949,403
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726
Multifamily:
Pass	$104,315	$383,753	$45,735	$138,991	$404,898	$3	$—	$1,077,695
Special Mention	—	—	—	—	13,373	—	—	13,373
Substandard	—	—	—	—	4,684	—	—	4,684
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$104,315	$383,753	$45,735	$138,991	$422,955	$3	$—	$1,095,752
Current period gross charge-offs	$—	$—	$—	$—	$1,127	$—	$—	$1,127
Commercial real estate:								—
Pass	$36,975	$43,299	$49,204	$36,579	$134,890	$2,931	$—	$303,878
Special Mention	—	—	—	—	24,788	—	—	24,788
Substandard	—	—	—	1,907	2,767	—	—	4,674
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$36,975	$43,299	$49,204	$38,486	$162,445	$2,931	$—	$333,340
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$7,605	$5,168	$—	$12,773
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15,891	—	15,891
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,605	$21,059	$—	$28,664
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$58,581	$419,947	$343,544	$138,079	$423,366	$2,715	$—	$1,386,232
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	756	—	293	1,290	—	—	2,339
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$58,581	$420,703	$343,544	$138,372	$424,656	$2,715	$—	$1,388,571
Current period gross charge-offs	$—	$—	$—	$—	$59	$—	$—	$59
Consumer solar:
Pass	$14,895	$109,512	$137,157	$76,696	$71,108	$—	$—	$409,368
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	875	663	785	182	—	—	2,505
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$14,895	$110,387	$137,820	$77,481	$71,290	$—	$—	$411,873
Current period gross charge-offs	$—	$673	$1,530	$1,089	$339	$—	$—	$3,631
Consumer and other:
Pass	$2,349	$15,895	$12,833	$—	$12,733	$—	$—	$43,810

Notes to Consolidated Financial Statements (unaudited)

Special Mention	—	—	—	—	—	—	—	—
Substandard	2	272	51	—	—	—	—	325
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$2,351	$16,167	$12,884	$—	$12,733	$—	$—	$44,135
Current period gross charge-offs	$—	$—	$—	$—	$239	$—	$—	$239
Total Loans:
Pass	$271,873	$1,178,539	$805,276	$484,105	$1,219,204	$190,630	$—	$4,149,627
Special Mention	—	—	—	4,173	40,072	—	—	44,245
Substandard	2	1,903	714	8,141	29,036	18,070	—	57,866
Doubtful	—	—	—	—	—	—	—	—
Total loans	$271,875	$1,180,442	$805,990	$496,419	$1,288,312	$208,700	$—	$4,251,738
Current period gross charge-offs	$—	$673	$1,530	$1,089	$3,490	$—	$—	$6,782
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$893,637	$6,983	$23,275	$1,746	$925,641
Multifamily	947,661	13,696	6,164	—	967,521
Commercial real estate	299,953	24,679	10,501	—	335,133
Construction and land development	21,270	14,002	2,424	—	37,696
Residential real estate lending	1,369,972	—	1,807	—	1,371,779
Consumer and other	462,415	—	1,584	—	463,999
Total loans	$3,994,908	$59,360	$45,755	$1,746	$4,101,769
The activities in the allowance by portfolio for the three months ended June 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$16,473	$7,030	$2,455	$354	$14,849	$22,762	$3,400	$67,323
Provision for (recovery of) credit losses	2,008	(633)	(170)	(30)	337	1,649	(45)	3,116
Charge-offs	(1,726)	—	—	—	(1)	(1,824)	(221)	(3,772)
Recoveries	38	—	—	—	89	631	6	764
Ending Balance	$16,793	$6,397	$2,285	$324	$15,274	$23,218	$3,140	$67,431

The activities in the allowance by portfolio for the three months ended June 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$12,169	$4,232	$6,840	$654	$9,336	$4,311	$37,542
Provision for (recovery of) loan losses	2,442	165	(1,114)	54	1,076	289	2,912
Charge-offs	—	—	—	—	(782)	(995)	(1,777)
Recoveries	6	—	—	1	674	119	800
Ending Balance	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the six months ended June 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	1,745	1,603	(21)	(35)	600	2,974	(138)	6,728
Charge-offs	(1,726)	(1,127)	—	—	(59)	(3,631)	(239)	(6,782)
Recoveries	42	—	—	—	327	842	14	1,225
Ending Balance - ACL	$16,793	$6,397	$2,285	$324	$15,274	$23,218	$3,140	$67,431

The activities in the allowance by portfolio for the six months ended June 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	3,953	53	(1,547)	302	792	1,652	5,205
Charge-offs	—	(416)	—	—	(821)	(1,863)	(3,100)
Recoveries	12	—	—	2	1,325	167	1,506
Ending Balance	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477

The amortized cost basis of loans on nonaccrual status and the specific allowance as of June 30, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$654	$6,921	$4,259
Multifamily	—	2,376	538
Commercial real estate	4,660	—	—
Construction and land development	8,803	4,664	197
Total commercial portfolio	14,117	13,961	4,994
Residential real estate lending	2,470	—	—
Consumer solar	2,811	—	—
Consumer and other	325	—	—
Total retail portfolio	5,606	—	—
	$19,723	$13,961	$4,994

Notes to Consolidated Financial Statements (unaudited)
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of June 30, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$2,376	$538
Commercial real estate	4,673	—
Construction and land development	18,667	197
	$25,716	$735

As of June 30, 2023 and December 31, 2022, mortgage loans with an unpaid principal balance of $2.16 billion and $819.4 million, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.

There were $1.6 million in related party loans outstanding as of June 30, 2023 compared to $1.6 million related party loans as of December 31, 2022.

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

Notes to Consolidated Financial Statements (unaudited)
The following is additional information regarding the Company's impaired loans and the allowance related to such loans prior to the adoption of ASU 2016-13, as of and for the year ended December 31, 2022.

	December 31, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$764	$5,636	$1,761	$—
Multifamily	334	167	334	—
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	3,791	1,896	3,881	—
	12,164	17,102	18,475	—
Loans with a related allowance:
Residential real estate lending	1,218	8,352	1,278	55
Multifamily	3,494	3,201	3,494	180
Commercial and industrial	10,925	11,855	11,975	5,433
	15,637	23,408	16,747	5,668
Total individually impaired loans:
Residential real estate lending	1,982	13,988	3,039	55
Multifamily	3,828	3,368	3,828	180
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	14,716	13,751	15,856	5,433
	$27,801	$40,510	$35,222	$5,668

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	June 30, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,958,104	0.00%	$3,331,067	0.00%
NOW accounts	199,262	0.95%	206,434	0.73%
Money market deposit accounts	2,744,411	2.02%	2,445,396	0.94%
Savings accounts	363,058	1.04%	386,190	0.75%
Time deposits	161,335	1.77%	151,699	2.57%
Brokered CDs	468,481	5.02%	74,251	3.84%
	$6,894,651	1.27%	$6,595,037	0.52%

The scheduled maturities of time deposits and brokered CDs as of June 30, 2023 are as follows:

(In thousands)	Balance
2023	$450,989
2024	53,986
2025	35,654
2026	34,682
2027	28,746
Thereafter	25,759
$629,816
Time deposits of greater than $250,000 totaled $30.8 million as of June 30, 2023 and $36.2 million as of December 31, 2022.
The Bank offers time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $48.0 million and $28.3 million as of June 30, 2023 and December 31, 2022, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $92.3 million as of June 30, 2023 and $52.2 million as of December 31, 2022.
Included in total deposits are state and municipal deposits totaling $35.7 million and $88.3 million as of June 30, 2023 and December 31, 2022, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements (unaudited)
6.    BORROWED FUNDS
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of June 30, 2023, the value of the other eligible assets had an estimated market value net of haircut totaling $2.00 billion (comprised of securities of $394.3 million and mortgage loans of $1.60 billion). The fair value of assets pledged to the FHLBNY is required to exceed outstanding advances. There were no outstanding FHLB advances as of June 30, 2023 and $580.0 million in outstanding FHLBNY advances as of December 31, 2022. For the three months ended June 30, 2023, and 2022, interest expense on FHLBNY advances was $1.4 million and zero, respectively. For the six months ended June 30, 2023, and 2022, interest expense on FHLBNY advances was $4.4 million and zero, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At June 30, 2023, and December 31, 2022 there was no outstanding balance related to federal funds purchased. In addition, following the recent bank failures, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At June 30, 2023, there was an outstanding balance of $230.0 million related to the BTFP, and no outstanding balance at December 31, 2022. For the three months ended June 30, 2023, and 2022, interest expense on other borrowings was $2.1 million and zero, respectively. For the six months ended June 30, 2023, and 2022, interest expense on other borrowings was $2.3 million and zero, respectively.

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
Interest expense on subordinated debt for the three months ended June 30, 2023 and 2022 was $0.6 million and $0.7 million, respectively. Interest expense on subordinated debt for the six months ended June 30, 2023 and 2022 was $1.2 million and $1.4 million, respectively.
On July 26, 2022, September 29, 2022, and March 17, 2023 the Company repurchased $3.25 million, $3.0 million, $4.0 million, respectively, of the subordinated notes due on November 15, 2031.
There were no gains on repurchases of subordinated debt for the three months ended June 30, 2023 or 2022. Gains on repurchases of subordinated debt for the six months ended June 30, 2023 and 2022 were $0.8 million and zero, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited)
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended June 30, 2023 and June 30, 2022, we had 74 thousand and 5 thousand anti-dilutive shares, respectively. For the six months ended June 30, 2023 and June 30, 2022, we had 84 thousand and 32 thousand anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands, except per share amounts)
Income attributable to common stock	$21,642	$19,613	$42,976	$33,778
Weighted average common shares outstanding, basic	30,619	30,818	30,662	30,962
Basic earnings per common share	$0.71	$0.64	$1.40	$1.09

Income attributable to common stock	$21,642	$19,613	$42,976	$33,778
Weighted average common shares outstanding, basic	30,619	30,818	30,662	30,962
Incremental shares from assumed conversion of options and RSUs	157	371	158	371
Weighted average common shares outstanding, diluted	30,776	31,189	30,820	31,333
Diluted earnings per common share	$0.70	$0.63	$1.39	$1.08

Notes to Consolidated Financial Statements (unaudited)
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of June 30, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2023	426,880	$13.09	3.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(29,320)	14.56	—
Outstanding, June 30, 2023	397,560	12.99	2.8	years	$1,234
Vested and Exercisable, June 30, 2023	397,560	$12.99	2.8	years	$1,234

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three and six months ended June 30, 2023 or for the three and six months ended June 30, 2022 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of June 30, 2023 and December 31, 2022 was $1.2 million and $4.2 million, respectively. No cash was received for options exercised in the three and six months ended June 30, 2023 or for the three and six months ended June 30, 2022.

The Company repurchased 3,999 shares and 4,019 shares for options exercised in the six months ended June 30, 2023 and June 30, 2022, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 1,265,610 shares were available for issuance as of June 30, 2023.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the six months ended June 30, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2023	331,023	$17.72
Awarded	135,837	20.95
Forfeited/Expired	(8,294)	15.74
Vested	(124,970)	16.66
Unvested, June 30, 2023	333,596	$19.48

A summary of the status of the Company’s performance-based vesting RSUs for the six months ended June 30, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2023	96,970	$16.37
Awarded	62,945	19.54
Forfeited/Expired	(6,013)	15.08
Vested	(23,948)	14.82
Unvested, June 30, 2023	129,954	$16.37

During the six months ended June 30, 2023, the Company granted 29,923 performance-based RSUs at a fair value of $23.42 per share, respectively which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2023 to December 31, 2025. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 44,885 shares, respectively.

During the six months ended June 30, 2023, the Company granted 29,747 market-based RSUs at a fair value of $23.56 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 15, 2023 to February 14, 2026. The minimum and maximum awards that are achievable are 0 and 44,621 shares, respectively.

During the six months ended June 30, 2023, the Company granted 619 and 2,656 shares at a fair value of $14.45 and $15.23 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target.

As of June 30, 2023, the Company reserved 194,931 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 45,130 shares and 42,371 shares for RSUs vested in the six months ended June 30, 2023 and 2022, respectively.

Of the 463,550 unvested RSUs and PSUs on June 30, 2023, the minimum units that will vest, solely due to a service test, are 333,596. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 528,527.

Compensation expense attributable to RSUs and PSUs was $1.1 million and $2.0 million for the three and six months ended June 30, 2023, and $0.6 million and $1.1 million for the three and six months ended June 30, 2022. Other expenses for directors were $0.1 million and $0.2 million for the three and six months ended June 30, 2023, and $0.1 million and $0.3 million for the three and six months ended June 30, 2022. As of June 30, 2023, there was $7.5 million of total unrecognized compensation cost related to the non-vested RSUs and PSUs granted. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 2.0 years.

Employee Stock Purchase Plan

On April 28, 2021, the Company's stockholders approved the Amalgamated Financial Corp. Employee Stock Purchase Plan (the "ESPP") which was implemented on March 2, 2022. The aggregate number of shares of common stock that may be purchased and

Notes to Consolidated Financial Statements (unaudited)
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

Number of Shares
Shares available for purchase at December 31, 2022	478,081
Purchases during the three months ended:
March 31, 2023	(21,919)
June 30, 2023	(7,835)
(29,754)
Remaining shares available for purchase at June 30, 2023	448,327

The expense related to the discount on purchased shares for the three months ended June 30, 2023 and June 30, 2022 was $18.9 thousand and $44.3 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the six months ended June 30, 2023 and June 30, 2022 was $77.0 thousand and $52.1 thousand, respectively.

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
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$368,658	$—	$368,658
GSE commercial certificates & CMO	—	139,492	—	139,492
Non-GSE residential certificates	—	101,373	—	101,373
Non-GSE commercial certificates	—	95,683	—	95,683
Other debt:
U.S. Treasury	194	—	—	194
ABS	—	728,397	—	728,397
Trust preferred	—	10,134	—	10,134
Corporate	—	113,861	—	113,861
Residential PACE	—	—	22,456	22,456
Total assets carried at fair value	$194	$1,557,598	$22,456	$1,580,248

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$389,260	$—	$389,260
GSE commercial certificates & CMO	—	213,786	—	213,786
Non-GSE residential certificates	—	107,080	—	107,080
Non-GSE commercial certificates	—	97,482	—	97,482
Other debt:
U.S. Treasury	192	—	—	192
ABS	—	862,163	—	862,163
Trust preferred	—	10,143	—	10,143
Corporate	—	132,370	—	132,370
Total assets carried at fair value	$192	$1,812,284	$—	$1,812,476

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
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$6,306	$—	$—	$6,306	$6,306
	$6,306	$—	$—	$6,306	$6,306

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$3,315	$—	$—	$3,315	$3,315
	$3,315	$—	$—	$3,315	$3,315

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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	June 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$65,715	$65,715	$—	$—	$65,715
Held-to-maturity securities	1,654,531	—	563,122	913,819	1,476,941
Loans held for sale	2,458	—	—	2,458	2,458
Loans receivable, net	4,184,307	—	—	3,833,150	3,833,150
Accrued interest receivable	44,104	27	12,434	31,643	44,104

Financial liabilities:
Deposits payable on demand	6,264,835	—	6,264,835	—	6,264,835
Time deposits and brokered CDs	629,816	—	625,002	—	625,002
Other borrowings	230,000	—	228,258	—	228,258
Subordinated debt, net	73,766	—	59,013	—	59,013
Accrued interest payable	5,661	—	5,661	—	5,661

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,540	$63,540	$—	$—	$63,540
Held-to-maturity securities	1,541,301	—	574,609	840,262	1,414,871
Loans held for sale	7,943	—		7,943	7,943
Loans receivable, net	4,060,971	—	—	3,718,308	3,718,308
Resell agreements	25,754	—	—	25,754	25,754
Accrued interest and dividends receivable	41,441	17	12,197	29,227	41,441

Financial liabilities:
Deposits payable on demand	6,369,087	—	6,369,087	—	6,369,087
Time deposits and brokered CDs	225,950	—	225,805	—	225,805
FHLBNY advances	580,000	—	580,000	—	580,000
Subordinated debt, net	77,708	—	68,966	—	68,966
Accrued interest payable	1,218	—	1,218	—	1,218

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	June 30, 2023	December 31, 2022
(In thousands)
Commitments to extend credit	$641,697	$723,902
Standby letters of credit	23,095	29,568
Total	$664,792	$753,470

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $5.1 million as of June 30, 2023, compared to a reserve of $1.6 million as of December 31, 2022. The provision for credit losses related to off balance sheet credit commitments was $0.8 million and $0.9 million for the three and six months ended June 30, 2023, and the expense related to off balance sheet credit commitments in other non-interest expense was $0.0 million and $0.3 million for the three and six months ended June 30, 2022.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until December 2023. As of June 30, 2023, the Company had purchased $599.3 million of these obligations and had an estimated remaining commitment of $132.4 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. As part of the Company's ongoing investments in VIE projects, we also have commitments to provide financing, which are included in Note 14.

Notes to Consolidated Financial Statements (unaudited)
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of June 30, 2023. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(In thousands)
Operating lease cost	$1,795	$2,257	$3,572	$4,508
Cash paid for amounts included in the measurement of operating leases liability	$2,816	$2,632	$5,629	$5,262
Note: Sublease income and variable income or expense considered immaterial
The weighted average remaining lease term on operating leases at June 30, 2023 and June 30, 2022 was 3.3 years and 4.4 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.23% and 3.25% at June 30, 2023 and June 30, 2022, respectively.
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of June 30, 2023:

(In thousands)	As of June 30, 2023
2023	$5,665
2024	11,324
2025	10,593
2026	9,200
2027	959
Thereafter	—
Total undiscounted operating lease payments	37,741
Less: present value adjustment	1,940
Total Operating leases liability	$35,801

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

The Company performed its annual test based upon market data as of June 30, 2023 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it is more likely than not that goodwill was not impaired as of June 30, 2023. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At June 30, 2023 and December 31, 2022, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2023	$444
2024	730
2025	574
2026	419
2027	265
Thereafter	229
Total	$2,661

Accumulated amortization of the core deposit intangible was $6.4 million as of June 30, 2023.

Amortization expense recognized on the core deposit intangible was $0.2 million and $0.3 million for the three months ended June 30, 2023 and June 30, 2022, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of June 30, 2023, the Company's maximum exposure to loss is $66.9 million.

	June 30, 2023	December 31, 2022
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$6,651	$3,299
Loans and letters of credit commitments	60,276	60,857
Funded portion of loans and letters of credit commitments	53,945	47,683

The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(In thousands)
Tax credits and other tax benefits recognized	$813	$668	$1,600	$1,336

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of June 30, 2023, as compared to December 31, 2022, and our results of operations for the three and six month periods ended June 30, 2023 and June 30, 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission on March 9, 2023. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of June 30, 2023. As of June 30, 2023, our total assets were $7.79 billion, our total loans, net of deferred fees and allowance were $4.18 billion, our total deposits were $6.89 billion, and our stockholders' equity was $528.6 million. As of June 30, 2023, our trust business held $40.31 billion in assets under custody and $14.52 billion in assets under management.
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

Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values ("GABV"), a network of banking leaders from around the world committed to advancing positive change in the banking sector. Earlier this year, the Company hosted the annual GABV conference in New York alongside its centennial celebrations. Along with fellow GABV members, the Company has worked to launch the Partnership for Carbon Accounting Financials (“PCAF”). This is the third year the Company has reported its financed emissions across its portfolio of loans, investments and assets under management through PCAF. The Company was the first U.S. bank to set full portfolio targets under the guidelines of the UN Net Zero Banking Alliance. The Company has targets verified by the Science-Based Targets Initiative, with a goal to achieve net-zero emissions across all of its activities by 2045.

New Developments
In March 2023, the failures of Santa Clara, California-based Silicon Valley Bank (“SIVB”) and New York, New York-based Signature Bank have generated concerns regarding the overall health and liquidity of the banking sector. SIVB was placed into receivership on March 10, 2023, and Signature Bank was placed into receivership on March 12, 2023, with the Federal Deposit Insurance Corporation ("FDIC") being appointed receiver for both failed banks. On March 12, 2023, the Board of Governors of the Federal Reserve System, Department of Treasury and the FDIC issued a joint statement concerning actions they had taken in response to the SIVB and Signature Bank failures. The Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program. Subsequently, on May 1, 2023, First Republic Bank was also placed into FDIC receivership. These failures represented the second, third, and fourth largest bank failures in U.S. history. As a result, there is increased scrutiny on the banking industry, particularly in the area of liquidity monitoring. In response, we have taken numerous precautionary actions to monitor and limit liquidity risk, including increased deposit monitoring and reporting, proactive customer outreach, increased pledging of loans and securities to the Federal Home Loan Bank of New York ("FHLBNY") and increased pledging of securities at the Federal Reserve Bank discount window to increase our borrowing capacity, pledging of securities to the Bank Term Funding Program, increased issuance of brokered certificates of deposit, and increasing our target cash balances.
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2022 Annual Report. The allowance for credit losses is a critical accounting policy, which has changed due to the adoption of ASU 2016-13 effective January 1, 2023. Our Current Expected Credit Losses ("CECL") policy is described under “Recently Adopted Accounting Standards” in Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q, in addition to our accounting policy related to treasury stock.

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

Net income for the second quarter of 2023 was $21.6 million, or $0.70 per diluted share, compared to $19.6 million, or $0.63 per diluted share, for the second quarter of 2022. The $2.0 million increase was primarily due to a $15.1 million increase in interest income on securities and a $11.6 million increase in interest income on loans, and a $0.7 million increase in non-interest income, offset by an increase in interest expense of $20.7 million primarily related to deposits, a $3.2 million increase in non-interest expense, a $1.0 million increase in the provision for credit losses, and a $0.9 million increase in income tax expense.

Net income for the six months ended June 30, 2023 was $43.0 million, or $1.39 per diluted share, compared to $33.8 million, or $1.08 per diluted share, for the same period in 2022. The $9.2 million increase was primarily due to a $61.8 million increase in interest income, offset by a $25.4 million increase in interest expense, a $7.5 million increase in non-interest expense, a $3.7 million increase in the provision for credit losses, a $3.6 million increase in income tax expense, and a $1.5 million decrease in non-interest income.

Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLBNY advances, federal funds purchased and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
Three Months Ended June 30, 2023 and 2022
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$114,010	$1,056	3.72%	$305,134	$551	0.72%
Securities(1)	3,259,797	39,393	4.85%	3,443,987	23,308	2.71%
Resell agreements	5,570	113	8.14%	231,468	1,044	1.81%
Total loans, net (2)(3)	4,202,911	45,360	4.33%	3,504,223	33,766	3.86%
Total interest-earning assets	7,582,288	85,922	4.55%	7,484,812	58,669	3.14%
Non-interest-earning assets:
Cash and due from banks	5,034			9,296
Other assets	208,944			266,186
Total assets	$7,796,266			$7,760,294

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,203,681,000	$13,298	1.66%	$3,030,788	$1,332	0.18%
Time deposits	158,992	610	1.54%	192,181	149	0.31%
Brokered CDs	411,510	4,908	4.78%	—	—	0.00%
Total interest-bearing deposits	3,774,183	18,816	2.00%	3,222,969	1,481	0.18%
FHLBNY advances	104,834	1,363	5.21%	—	—	0.00%
Other Borrowings	266,170	2,758	4.16%	83,886	690	3.30%
Total borrowings	371,004	4,121	4.46%	83,886	690	3.30%
Total interest-bearing liabilities	4,145,187	22,937	2.22%	3,306,855	2,171	0.26%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,055,770			3,855,735
Other liabilities	67,710			80,274
Total liabilities	7,268,667			7,242,864
Stockholders' equity	527,599			517,430
Total liabilities and stockholders' equity	$7,796,266			$7,760,294

Net interest income / interest rate spread		$62,985	2.33%		$56,498	2.88%
Net interest-earning assets / net interest margin	$3,437,101		3.33%	$4,177,957		3.03%

Total deposits / total cost of deposits	$6,829,953		1.10%	$7,078,704		0.08%
Total funding / total cost of funds	$7,200,957		1.28%	$7,162,590		0.12%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income
(2) Amounts are net of deferred origination costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty income in 2Q2023 and 2Q2022 of $0 and $379 thousand, respectively

Net interest income was $63.0 million for the second quarter of 2023, compared to $56.5 million for the second quarter of 2022. The $6.5 million, or 11.5%, increase from the second quarter of 2022 was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Our net interest spread was 2.33% for the three months ended June 30, 2023, compared to 2.88% for the same period in 2022, a decrease of 55 basis points. Our net interest margin was 3.33% for the second quarter of 2023, an increase of 30 basis points from 3.03% in the second quarter of 2022. No prepayment penalties were earned in loan income in the second quarter of 2023, compared to a two basis point contribution to net interest margin in the second quarter of 2022.

The yield on average earning assets was 4.55% for the three months ended June 30, 2023, compared to 3.14% for the same period in 2022, an increase of 141 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan and securities balances.

The average rate on interest-bearing liabilities was 2.22% for the three months ended June 30, 2023, an increase of 196 basis points from the same period in 2022, which was primarily due to the increase in interest expense on borrowings with the increase in the average balance of FHLBNY advances and other borrowings, and the rising rate environment that led to an increase in interest expense paid for deposits. Non-interest-bearing deposits represented 45% of average deposits for the three months ended June 30, 2023.

Six Months Ended June 30, 2023 and 2022

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$102,550	$1,673	3.29%	$364,178	$730	0.40%
Securities(1)	3,310,492	78,586	4.79%	3,319,009	41,743	2.54%
Resell agreements	12,071	432	7.22%	225,378	1,764	1.58%
Total loans, net (2)(3)	4,166,389	90,166	4.36%	3,392,788	64,893	3.86%
Total interest-earning assets	7,591,502	170,857	4.54%	7,301,353	109,130	3.01%
Non-interest-earning assets:
Cash and due from banks	4,527			9,261
Other assets	212,960			266,932
Total assets	$7,808,989			$7,577,546

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,147,765	$22,853	1.46%	$2,963,809	$2,579	0.18%
Time deposits	154,429	907	1.18%	195,741	304	0.31%
Brokered CDs	389,718	8,891	4.60%	—	—	0.00%
Total interest-bearing deposits	3,691,912	32,651	1.78%	3,159,550	2,883	0.18%
FHLBNY advances	179,116	4,373	4.92%	—	—	0.00%
Other Borrowings	180,389	3,569	3.99%	84,239	1,381	3.31%
Total borrowings	359,505	7,942	4.45%	84,239	1,381	3.31%
Total interest-bearing liabilities	4,051,417	40,593	2.02%	3,243,789	4,264	0.27%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,170,729			3,703,455
Other liabilities	71,732			91,510
Total liabilities	7,293,878			7,038,754
Stockholders' equity	515,111			538,792
Total liabilities and stockholders' equity	$7,808,989			$7,577,546

Net interest income / interest rate spread		$130,264	2.52%		$104,866	2.74%
Net interest-earning assets / net interest margin	$3,540,085		3.46%	$4,057,564		2.90%

Total deposits / total cost of deposits	$6,862,641		0.96%	$6,863,005		0.08%
Total funding / total cost of funds	$7,222,146		1.13%	$6,947,244		0.12%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Amounts are net of deferred origination costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty interest income in June YTD 2023 and June YTD 2022 of $0 million and $0.8 million, respectively

Net interest income was $130.3 million for the six months ended June 30, 2023, compared to $104.9 million for the same period in 2022. The year-over-year increase of $25.4 million, or 24.2%, was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Our net interest spread was 2.52% for the six months ended June 30, 2023, compared to 2.74% for the same period in 2022, a decrease of 22 basis points. Our net interest margin was 3.46% for the six months ended June 30, 2023, an increase of 56 basis points from 2.90% in the same period of 2022. No prepayment penalties were earned in loan income in the six months ended June 30, 2023, compared to a 3 basis point contribution to net interest margin in the same period of 2022.

The yield on average earning assets was 4.54% for the six months ended June 30, 2023, compared to 3.01% for the same period in 2022, an increase of 153 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan and securities balances.

The average rate on interest-bearing liabilities was 2.02% for the six months ended June 30, 2023, an increase of 175 basis points from the same period in 2022, which was primarily due to the increase in interest expense on borrowings with the increase in the average balance of FHLBNY advances and other borrowings, and the rising rate environment that led to an increase in interest expense paid for deposits. Non-interest-bearing deposits represented 46% of average deposits for the six months ended June 30, 2023.

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

	Three Months Ended June 30, 2023 over June 30, 2022			Six Months Ended June 30, 2023 over June 30, 2022
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(797)	$1,302	$505	$(1,485)	$2,428	$943
Securities and FHLBNY stock	(2,080)	18,165	16,085	(201)	37,044	36,843
Resell Agreements	(1,084)	153	(931)	(1,923)	591	(1,332)
Total loans, net	7,014	4,580	11,594	15,624	9,649	25,273
Total interest income	3,053	24,200	27,253	12,015	49,712	61,727

Interest-bearing liabilities:
Savings, NOW and money market deposits	683	11,283	11,966	1,267	19,007	20,274
Time deposits	(104)	565	461	(194)	797	603
Brokered CDs	2,454	2,454	4,908	8,891	—	8,891
Total deposits	3,033	14,302	17,335	9,964	19,804	29,768
FHLBNY advances	1,363	—	1,363	4,373	—	4,373
Other borrowings	1,589	479	2,068	1,658	530	2,188
Total borrowings	2,952	479	3,431	6,031	530	6,561
Total interest expense	5,985	14,781	20,766	15,995	20,334	36,329
Change in net interest income	$(2,932)	$9,419	$6,487	$(3,980)	$29,378	$25,398
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
Three Months Ended June 30, 2023 and 2022

Our provision for credit losses totaled an expense of $3.9 million for the second quarter of 2023 compared to an expense of $2.9 million for the same period in 2022. The provision for credit losses on loans totaled $3.1 million, the provision for credit losses on securities totaled $20 thousand, and the provision for credit losses on off-balance sheet credit exposures was $0.8 million. Overall, the expense increase in the second quarter of 2023 was primarily driven by $1.4 million in consumer loan charge-offs and a $1 million increase in specific reserves for individually analyzed loans.

Six Months Ended June 30, 2023 and 2022

Our provision for credit losses totaled an expense of $8.9 million for the six months ended June 30, 2023 compared to an expense of $5.2 million for the same period in 2022. The provision for credit losses on loans totaled $6.7 million, the provision for credit losses on securities totaled $1.2 million, and the provision for credit losses on off-balance sheet credit exposures was $0.9 million. Overall, the expense increase in the six months ended June 30, 2023 was primarily driven by a $1.2 million impairment charge on a SIVB Corporate bond and an additional $1.1 million of provision expense related to the charge-off of a multifamily loan. The remaining provision expense of $1.4 million in the current quarter was primarily driven by solar charge-offs, portfolio growth, and changes in the economic forecasts used to calculate the allowance, in addition to a $1 million increase in specific reserves for individually analyzed loans.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Trust Department fees	$4,006	$3,479	$7,935	$6,970
Service charges on deposit accounts	2,712	2,826	5,166	5,273
Bank-owned life insurance income	546	1,283	1,327	2,097
Losses on sale of securities	(267)	(582)	(3,353)	(420)
Gains on sale of loans, net	2	492	4	335
Equity method investments income	556	(638)	711	(206)
Other income	389	386	1,360	619
Total non-interest income	$7,944	$7,246	$13,150	$14,668
Three Months Ended June 30, 2023 and 2022

Non-interest income was $7.9 million for the second quarter of 2023, compared to $7.2 million for the second quarter in 2022. The increase of $0.7 million in the second quarter of 2023 compared to the corresponding quarter in 2022 was primarily due to a $1.2 million increase in income from equity method investments and an increase in Trust Department fees of $0.5 million, offset by a $0.8 million decrease in income from bank-owned life insurance, and a $0.5 million decrease in gains on the sale of loans.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $4.0 million in the second quarter of 2023, an increase of $0.5 million, or 15.1%, from same period in 2022.

Six Months Ended June 30, 2023 and 2022

Non-interest income was $13.2 million for the six months ended June 30, 2023, compared to $14.7 million for the six months ended June 30, 2022. The decrease of $1.5 million was primarily due to $3.0 million in increased losses on the sale of securities, $0.6 million of which relates to the loss on the sale of a portion of a SIVB Corporate bond, and the remainder as part of strategic sales in order to reinvest in higher yielding securities. This was partially offset by a $0.9 million increase in Trust Department fees, a $0.9 million increase in income from equity investments, and an increase in other income of $0.8 million primarily attributed to a gain on the repurchase of subordinated debt.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $7.9 million in the second quarter of 2023, an increase of $0.9 million, or 13.8%, from same period in 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Compensation and employee benefits, net	$21,165	$18,046	$43,180	$35,715
Occupancy and depreciation	3,436	3,457	6,835	6,897
Professional fees	2,759	2,745	4,989	5,560
Data processing	4,082	4,327	8,631	9,511
Office maintenance and depreciation	718	784	1,445	1,509
Amortization of intangible assets	222	261	444	523
Advertising and promotion	1,028	761	2,615	1,615
Federal deposit insurance premiums	1,100	761	1,818	1,427
Other expense	3,019	3,204	6,199	5,986
Total non-interest expense	$37,529	$34,346	$76,156	$68,743

Three Months Ended June 30, 2023 and 2022
Non-interest expense for the second quarter of 2023 was $37.5 million, an increase of $3.2 million from the second quarter of 2022. The increase of $3.2 million from the second quarter of 2022 was driven by a $3.2 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount and corporate incentive payments.

Six Months Ended June 30, 2023 and 2022
Non-interest expense for the six months ended June 30, 2023 was $76.2 million, an increase of $7.5 million from $68.7 million for six months ended June 30, 2022. The increase was driven by a $7.5 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount, corporate incentive payments, and temporary personnel costs.

Income Taxes

Three Months Ended June 30, 2023 and 2022

We had a provision for income tax expense of $7.8 million for the second quarter of 2023, compared to $6.9 million for the second quarter of 2022. Our effective tax rate for the second quarter of 2023 was 26.5%, compared to 25.9% for the second quarter of 2022.

Six Months Ended June 30, 2023 and 2022

We had a provision for income tax expense of $15.4 million for the six months ended June 30, 2023, compared to $11.8 million for same period in 2022. Our effective tax rate for the six months ended June 30, 2023 was 26.4%, compared to 25.9% for the same period in 2022.

Financial Condition

Balance Sheet

Our total assets were $7.79 billion at June 30, 2023, compared to $7.84 billion at December 31, 2022. Notable changes within individual balance sheet line items include a $123.3 million increase in loans receivable, net, a $119.0 million decrease in investment securities, a $25.8 million decrease in resell agreements, and a decrease in FHLBNY stock of $25.4 million.
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

We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”). We invest in non-GSE securities, including property assessed clean energy, or Property Assessed Clean Energy ("PACE") assessments, bonds, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at June 30, 2023 or at December 31, 2022. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At June 30, 2023 and December 31, 2022, we had available for sale securities of $1.58 billion and $1.81 billion, respectively.
At June 30, 2023, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.65 billion at June 30, 2023, and $1.54 billion at December 31, 2022.
With the adoption of the CECL standard as of January 1, 2023, management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $16.9 million at June 30, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at January 1, 2023 was $0.7 million. The provision for credit losses for held-to-maturity securities for the three months ended June 30, 2023 was $20 thousand, and $65 thousand for the six months ended June 30, 2023.
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that an expected credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. There was no allowance for credit losses for available for sale securities at January 1, 2023.
Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on available-for-sale debt securities totaled $9.1 million at June 30, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	June 30, 2023		December 31, 2022
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential CMOs	$368,658	11.4%	$389,260	11.6%
GSE commercial certificates & CMO	139,492	4.3%	213,786	6.4%
Non-GSE residential certificates	101,373	3.1%	107,080	3.2%
Non-GSE commercial certificates	95,683	3.0%	97,482	2.9%

Other debt:
U.S. Treasury	194	0.0%	192	0.0%
ABS	728,397	22.5%	862,163	25.7%
Trust preferred	10,134	0.3%	10,143	0.3%
Corporate	113,861	3.5%	132,370	3.9%
Residential PACE	22,456	0.7%	—	0.0%
Total available for sale	1,580,248	48.8%	1,812,476	54.0%

Held-to-maturity:
Traditional securities:
GSE residential CMOs	$66,982	2.1%	$69,391	2.1%
GSE commercial certificates	89,859	2.8%	90,335	2.7%
GSE residential certificates	420	0.0%	428	0.0%
Non GSE commercial certificates	32,651	1.0%	32,635	1.0%
Non GSE residential certificates	48,599	1.5%	50,468	1.5%
ABS	284,377	8.8%	288,682	8.6%
Municipal	94,549	2.9%	95,485	2.8%
Other	—	0.0%	2,000	0.1%

PACE assessments:
Commercial PACE	262,093	8.1%	255,424	7.6%
Residential PACE	775,708	24.0%	656,453	19.6%
Total held-to-maturity	1,655,238	51.2%	1,541,301	46.0%

Total securities	$3,235,486	100.0%	$3,353,777	100.0%

The following table shows contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of June 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential CMOs	$—	0.0%	$—	0.0%	$47,577	2.9%	$359,224	3.5%
GSE commercial certificates & CMO	—	0.0%	22,361	2.8%	86,471	5.1%	39,182	2.5%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	116,941	2.8%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	106,510	3.5%

Other debt:
U.S. Treasury	199	1.3%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	2,250	2.4%	276,914	6.9%	480,789	5.8%
Trust preferred	—	0.0%	10,990	6.1%	—	0.0%	—	0.0%
Corporate	—	0.0%	55,070	4.1%	81,007	3.8%	—	0.0%
Residential PACE	—	0.0%	—	0.0%	—	0.0%	22,861	6.9%

Held-to-maturity:
Mortgage-related:
GSE CMOs	—	0.0%	—	0.0%	—	0.0%	66,982	3.0%
GSE commercial certificates	—	0.0%	4,870	2.9%	13,953	3.3%	71,036	2.6%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	420	3.9%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	32,651	2.1%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	48,599	3.1%

Other debt:
ABS	—	0.0%	—	0.0%	6,997	5.1%	277,380	5.9%
Commercial PACE	—	0.0%	—	0.0%	—	0.0%	262,093	4.9%
Residential PACE	—	0.0%	—	0.0%	—	0.0%	775,708	4.9%
Municipal	—	0.0%	9,429	3.7%	3,556	2.2%	81,564	2.7%

Total securities	$199	1.3%	$104,970	3.7%	$516,475	5.6%	$2,741,940	4.6%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings as of June 30, 2023:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$575,205	57%	2.8	100%	98%	2%	0%	0%	0%	100%
Consumer	178,057	17%	5.5	0%	13%	25%	61%	1%	0%	100%
Mortgage	179,345	18%	1.9	84%	100%	0%	0%	0%	0%	100%
Student	80,167	8%	4.5	72%	100%	0%	0%	0%	0%	100%
Total Securities:	$1,012,774	100%	3.2	77%	84%	5%	11%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 84% carry AAA credit ratings and 16% carry A credit ratings or higher. Approximately 72% of this portfolio is classified as “available for sale.”

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.18 billion as of June 30, 2023 compared to $4.06 billion as of December 31, 2022. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the second quarter of 2023, we purchased $13.9 million of consumer solar loans.
The following table sets forth the composition of our loan portfolio, as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023		December 31, 2022
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$949,403	22.3%	$925,641	22.5%
Multifamily mortgages	1,095,752	25.8%	967,521	23.6%
Commercial real estate mortgages	333,340	7.8%	335,133	8.2%
Construction and land development mortgages	28,664	0.7%	37,696	0.9%
Total commercial portfolio	2,407,159	56.6%	2,265,991	55.2%

Retail portfolio:
Residential real estate lending	1,388,571	32.7%	1,371,779	33.5%
Consumer solar(1)	411,873	9.7%	416,849	10.2%
Consumer and other(1)	44,135	1.0%	47,150	1.1%
Total retail portfolio	1,844,579	43.4%	1,835,778	44.8%
Total loans	4,251,738	100.0%	4,101,769	100.0%

Net deferred loan origination costs(2)	—		4,233
Allowance for credit losses(3)	(67,431)		(45,031)
Total loans, net	$4,184,307		$4,060,971

(1) The Company adopted the CECL standard on January 1, 2023. As a result, the classification of loan segments was updated, and all loan balances for presented periods have been reclassified.
(2) With the adoption of the CECL standard, loans balances as of June 30, 2023 are presented at amortized cost, net of deferred loan origination costs.

(3) With the adoption of the CECL standard, the allowance for credit losses on both loans and securities as of June 30, 2023 is calculated under the current expected credit losses model. For December 31, 2022, no allowance was calculated on securities, and the allowance on loans presented is the allowance for loan losses calculated using the incurred loss model.

Commercial loan portfolio
Our commercial loan portfolio comprised 56.6% of our total loan portfolio at June 30, 2023 and 55.2% of our total loan portfolio at December 31, 2022. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at June 30, 2023 by exposure was $4.2 million with a median size of $0.9 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission-aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $949.4 million at June 30, 2023, which comprised 22.3% of our total loan portfolio. During the six months ended June 30, 2023, the C&I loan portfolio increased by 2.6% from $925.6 million at December 31, 2022.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 70% of their exposure in New York City - our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category.
Our multifamily loans totaled $1.10 billion at June 30, 2023, which comprised 25.8% of our total loan portfolio. During the six months ended June 30, 2023, the multifamily loan portfolio increased by 13.3% from $967.5 million at December 31, 2022.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $333.3 million at June 30, 2023, which comprised 7.8% of our total loan portfolio. During the six months ended June 30, 2023, the CRE loan portfolio decreased by 0.5% from $335.1 million at December 31, 2022.

Retail loan portfolio
Our retail loan portfolio comprised 43.4% of our total loan portfolio at June 30, 2023 and 44.8% of our loan portfolio at December 31, 2022. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of June 30, 2023, 82% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of New Resource Bank, 16% were purchased from two third parties on or after July 2014, and 2% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.39 billion at June 30, 2023, which comprised 75.3% of our retail loan portfolio and 32.7% of our total loan portfolio. As of June 30, 2023, our residential real estate lending loans increased by 1.2% from $1.37 billion at December 31, 2022.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code (UCC) financing statements. Our consumer solar loans totaled $411.9 million at June 30, 2023, which comprised 9.7% of our total loan portfolio, compared to $416.8 million, or 10.2%, of our total loan portfolio at December 31, 2022.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $44.1 million at June 30, 2023, which comprised 1.0% of our total loan portfolio, compared to $47.2 million, or 1.1% of our total loan portfolio, at December 31, 2022.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at June 30, 2023:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
June 30, 2023:
Commercial Portfolio:
Commercial and industrial	$289,871	$245,931	$308,643	$104,958	$949,403
Multifamily	201,239	550,751	337,578	6,184	1,095,752
Commercial real estate	117,473	133,418	68,037	14,412	333,340
Construction and land development	27,054	1,610	—	—	28,664

Retail Portfolio:
Residential real estate lending	14,209	2,427	152,015	1,219,920	1,388,571
Consumer solar	63	7,206	46,017	358,587	411,873
Consumer and other	1,167	2,834	28,343	11,791	44,135
Total Loans	$651,076	$944,177	$940,633	$1,715,852	$4,251,738

(In thousands)	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$763,264	$837,894	$1,110,711	$2,711,869
Floating or adjustable interest rates	180,913	102,739	605,141	888,793
Total Loans	$944,177	$940,633	$1,715,852	$3,600,662

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
The following tables presents, by loan type, the changes in the allowance for credit losses at June 30, 2023 under the CECL standard, and the allowance for loans losses at June 30, 2022 under the incurred loss methodology:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Balance at beginning of period	$67,323	$37,542	$45,031	$35,866
Adoption of ASU 2016-13	—	—	21,229	—
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	1,726	—	1,726	—
Multifamily	—	—	1,127	416
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	1	782	59	821
Consumer solar	1,824	949	3,631	1,797
Consumer and other	221	46	239	66
Total loan charge-offs	3,772	1,777	6,782	3,100
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	38	6	42	12
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	1	—	2
Retail portfolio:
Residential real estate lending	89	674	327	1,325
Consumer solar	631	89	842	124
Consumer and other	6	30	14	43
Total loan recoveries	764	800	1,225	1,506
Net charge-offs	3,008	977	5,557	1,594
Provision for credit losses	3,116	2,912	6,728	5,205
Balance at end of period	$67,431	$39,477	$67,431	$39,477

During the quarter, the allowance for credit losses on loans increased $0.1 million to $67.4 million at June 30, 2023 from $67.3 million at March 31, 2023. The ratio of allowance to total loans was 1.59%, a decrease of 2 basis points from 1.61% in the first quarter of 2023.
The allowance for credit losses on loans increased $22.4 million to $67.4 million at June 30, 2023 from $45.0 million at December 31, 2022. On January 1, 2023, the adoption of the CECL standard increased the allowance for credit losses on loans by $21.2 million to recognize the Day 1 cumulative effect, primarily attributed to our consumer solar portfolio. The ratio of allowance to total loans was 1.59% at June 30, 2023 and 1.10% at December 31, 2022. Considering the Day 1 cumulative effect, the ratio of allowance to total loans at January 1, 2023 was 1.61%.
At June 30, 2023, the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at March 31, 2023. On January 1, 2023, an allowance of $0.7 million was recorded to recognize the Day 1 cumulative effect, primarily attributed to commercial and residential PACE assessments. Additionally, the allowance for expected credit losses on off-balance sheet loan exposures was increased by $2.7 million to recognize the Day 1 cumulative impact of adopting the CECL standard.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At June 30, 2023		At December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$16,793	22.3%	$12,916	22.5%
Multifamily	6,397	25.8%	7,104	23.6%
Commercial real estate	2,285	7.8%	3,627	8.2%
Construction and land development	324	0.7%	825	0.9%
Total commercial portfolio	$25,799	56.6%	$24,472	55.2%

Retail Portfolio:
Residential real estate lending	$15,274	32.7%	$11,338	33.5%
Consumer solar	23,218	9.7%	6,867	10.2%
Consumer and other	3,140	1.0%	2,354	1.1%
Total retail portfolio	$41,632	43.4%	$20,559	44.8%

Total allowance for credit losses	$67,431		$45,031

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

The following table sets forth our nonperforming assets as of June 30, 2023 and December 31, 2022:

(In thousands)	June 30, 2023	December 31, 2022
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	1,546	6,914
Nonaccrual loans - Commercial	28,078	18,308
Nonaccrual loans - Retail	5,606	3,391
Nonaccrual securities	35	36
Total nonperforming assets	$35,265	$28,649

Nonaccrual loans:
Commercial and industrial	$7,575	$9,629
Multifamily	2,376	3,828
Commercial real estate	4,660	4,851
Construction and land development	13,467	—
Total commercial portfolio	28,078	18,308

Residential real estate lending	2,470	1,807
Consumer solar	2,811	1,584
Consumer and other	325	—
Total retail portfolio	5,606	3,391
Total nonaccrual loans	$33,684	$21,699

Nonperforming assets to total assets	0.45%	0.44%
Nonaccrual assets to total assets	0.45%	0.36%
Nonaccrual loans to total loans	0.79%	0.53%
Allowance for credit losses on loans to nonaccrual loans	200.19%	207.53%
Allowance for credit losses on loans to total loans	1.59%	1.10%
Annualized net charge-offs (recoveries) to average loans	0.29%	0.16%

Nonperforming assets totaled $35.3 million, or 0.45% of period-end total assets at June 30, 2023, an increase of $6.7 million, compared with $28.6 million, or 0.44% of period-end total assets at December 31, 2022. The increase in non-performing assets at June 30, 2023 compared to December 31, 2022 assets was primarily driven by $8.8 million in construction loans that were placed on nonaccrual status in the second quarter, offset by the charge-off of a $1.7 million commercial loan. In addition, a $4.7 million construction loan was transferred from held for sale to held for investment in the second quarter.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $81.4 million, or 1.0% of total assets, at June 30, 2023, as follows: $75.2 million are commercial loans currently in workout that management expects will be rehabilitated; $4.5 million are residential 1-4 family or retail loans at 30 days delinquent, of which $11.0 million were subsequently brought current.
Resell Agreements
As of June 30, 2023, we have entered into no short term investments of resell agreements backed by residential first-lien mortgage loans. As of December 31, 2022, we had entered into $25.8 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.86%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $63.5 million at June 30, 2023 and $62.5 million at December 31, 2022. As of June 30, 2023, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more likely than not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $6.89 billion at June 30, 2023, compared to $6.60 billion at December 31, 2022. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of June 30, 2023 and December 31, 2022, we had approximately $835.8 million and $643.6 million, respectively, in political deposits which are primarily in demand deposits.
Total estimated uninsured deposits at June 30, 2023 and December 31, 2022 were $3.93 billion and $4.52 billion, respectively.
Maturities of time certificates of deposit and other time deposits of more than $250,000 outstanding at June 30, 2023 are summarized as follows:

Maturities as of June 30, 2023
(In thousands)	Balance
Within three months	$18,279
After three but within six months	6,264
After six months but within twelve months	2,541
After twelve months	3,755
$30,839
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of June 30, 2023 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300, and 400 basis points.
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

Change in Market Interest Rates as of June 30, 2023	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-27.4%	(356,849)	-19.2%	(46,643)
+300 basis points	-18.5%	(240,907)	-11.8%	(28,559)
+200 basis points	-10.7%	(138,748)	-6.1%	(14,829)
+100 basis points	-3.6%	(46,292)	-2.3%	(5,644)
-100 basis points	-3.4%	(43,841)	-0.9%	(2,259)
-200 basis points	-11.8%	(153,749)	-1.6%	(3,953)
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
At June 30, 2023, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $65.7 million, or 0.8% of total assets, compared to $63.5 million, or 0.8% of total assets at December 31, 2022. The $2.2 million, or 3.42%, increase is due to strategic investment securities sales. Our available for sale securities at June 30, 2023 were $1.58 billion, or 20.3% of total assets, compared to $1.81 billion, or 23.1% of total assets at December 31, 2022. Investment securities with an aggregate fair value of $118.3 million at June 30, 2023 were pledged to secure public deposits and repurchase agreements.
The liability portion of the balance sheet serves as our primary source of liquidity. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2023, we had no advances from the FHLBNY and a remaining credit availability of $1.99 billion. In addition, we maintain borrowing capacity of approximately $360.7 million with the Federal Reserve’s discount window or BTFP that is secured by certain securities from our portfolio which are not pledged for other purposes. Our cash and borrowing capacity totaled $2.6 billion of immediately available funds, in addition to unpledged securities with two-day availability of $758.3 million for total liquidity within two-days of $3.3 billion, which provided coverage for 85% of total uninsured deposits.
The outstanding balance related to borrowings from the BTFP at June 30, 2023 was $230.0 million, and is recorded in Other borrowings on the consolidated statements of financial condition.
Capital Resources

Total stockholders’ equity at June 30, 2023 was $528.6 million, compared to $509.0 million at December 31, 2022, an increase of $19.7 million. The increase was primarily driven by $43.0 million of net income and a $3.5 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $6.2 million of dividends, $4.6 million in stock repurchases, and a $17.8 million tax effected charge to retained earnings related to the adoption of the CECL standard. We did not elect to utilize the optional three-year phase-in period for the Day 1 adverse regulatory capital effects upon adopting the CECL standard.
On October 5, 2021, we filed a shelf registration statement with the SEC under which we may offer for sale, from time to time, either separately or together in any combination, equity, debt or other securities described in the shelf registration statement. The registration statement expires on October 5, 2024.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
June 30, 2023
Consolidated:
Total capital to risk weighted assets	$750,668	15.26%	$393,564	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	615,262	12.51%	295,173	6.00%	N/A	N/A
Tier 1 capital to average assets	615,262	7.78%	316,365	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	615,262	12.51%	221,380	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$745,912	15.17%	$393,395	8.00%	$491,744	10.00%
Tier I capital to risk weighted assets	684,298	13.92%	295,046	6.00%	393,395	8.00%
Tier I capital to average assets	684,298	8.65%	316,374	4.00%	395,468	5.00%
Common equity tier 1 to risk weighted assets	684,298	13.92%	221,285	4.50%	319,634	6.50%

December 31, 2022
Consolidated:
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of June 30, 2023, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of June 30, 2023:

June 30, 2023	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Subordinated Debt	$73,737	$—	$—	$—	$73,737
Operating Leases	37,741	5,665	31,117	959	—
Purchase Obligations	23,754	4,612	9,224	4,718	5,200
Certificates of Deposit	629,816	450,989	124,322	28,746	25,759
	$765,048	$461,266	$164,663	$34,423	$104,696

Investment Obligations

We are a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE, assessment securities until December 2023. As of June 30, 2023, we had purchased $599.3 million of these obligations and had an estimated remaining commitment of $132.4 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The PACE assessments held in the Company's available for sale and held-to-maturity investment portfolios at June 30, 2023 were $22.5 million and $1.04 billion, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Material changes in our market risk as of June 30, 2023 from that presented in the 2022 Annual Report are described in Part II, Item 1A of this Form 10-Q below. Our interest rate sensitivity position at June 30, 2023 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of June 30, 2023. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The March 10, 2023 failure of Santa Clara, California-based Silicon Valley Bank, and subsequent bank failures in 2023, have generated concerns regarding the overall health and liquidity of the banking sector. The Board of Governors of the Federal Reserve System, Department of Treasury and the FDIC issued a joint statement concerning actions they had taken in response to the bank failures. The Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program. Despite these actions, concern about the banking sector could continue into the future, which could lead to difficulties in attracting and maintaining deposits and customers. In addition, the FDIC is likely to increase the costs of insurance assessments and impose special assessments on some or all banks in order to replenish the Deposit Insurance Fund, the amounts of which are outside of our control. Any of these events could materially and adversely affect our business, results of operations or financial condition.

We could see increased credit risk due to recent bank failures.

Our net income for the first quarter of 2023 reflected a $1.2 million impairment charge to provision expense on a SIVB Corporate bond and a $0.6 million loss related to the sale of a portion of the SIVB Corporate bond. Because the financial system contains many interdependencies, the failures of additional banks and financial institutions that are counterparties to commercial agreements with us could lead to additional credit losses, threaten our investments, and adversely affect our ability to meet our own contractual obligations, originate new loans, invest in securities, or fulfill obligations to customers and depositors. If any of our customers are unable to access deposits or lending arrangements with other financial institutions, they could experience a downgrade in their credit quality or lose their ability to repay their obligations to us. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Liquidity constraints may require that we sell investment securities at a loss, negatively impacting our net income, earnings, and capital. As of June 30, 2023, our net unrealized losses on available for sale securities totaled $128.1 million, and our net unrecognized losses on held-to-maturity securities totaled $178.3 million. Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an inflationary environment where they may be compelled to withdraw deposits in order to cover rising expenses. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. For instance, our political campaigns, PACs, and state and national party committee clients totaled $835.8 million in deposits as of June 30, 2023 and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

The recent bank failures caused substantial market disruption that has not yet stabilized, leading to ongoing concerns about the liquidity of the financial services industry. Ongoing destabilization could exacerbate deposit outflows due to concerns that deposits held at the Bank exceed the amount of insurance provided by the FDIC, which provides basic deposit coverage with limits up to $250,000 per customer. In particular, continuing negative media attention and the rapid spread of rumors, concerns and misinformation on social media could cause panic among investors, depositors, customers and the general public. Deposit outflows could increase if customers with uninsured deposits look for alternative placements for their funds to weather banking sector volatility and instability. Our total estimated uninsured deposits at June 30, 2023 was $3.9 billion. Our cash and borrowing capacity totaled $2.6 billion of immediately available funds, in addition to unpledged securities with two-day availability of $758.3 million for total liquidity within two-days of $3.3 billion, which provided coverage for 85% of total uninsured deposits. An increase in deposit outflows could require us to seek alternate sources of liquidity to fund our operations and meet withdrawal demands. These alternate sources of liquidity could include higher-cost borrowings (as a result of competition for liquidity and rising interest rates), which could negatively affect our financial performance. Regulators could impose new requirements on banks, which could limit future growth. These changes may be more difficult or expensive than we anticipate.

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

Fiscal challenges facing the U.S. government could negatively impact the value of investments in GSEs and the financial markets, which in turn could have an adverse effect on our financial position or results of operations.

Fiscal challenges facing the U.S. government, such as the recent downgrade of the sovereign credit ratings of the U.S. by Fitch Ratings, could have an adverse impact on value of investments in GSEs and on the financial markets, interest rates and economic conditions in the U.S. and worldwide. Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, additional related credit-rating downgrades, or an economic recession in the U.S. A significant portion of our securities portfolio is invested in GSE securities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns or the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity and credit risks.

A debt default or further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of Fannie Mae, Freddie Mac and the FHLBNY, with which we do business and in whose securities we invest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended June 30, 2023 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
April 1 through April 30, 2023	—	$—	—	$25,672,104
May 1 through May 31, 2023	69,800	15.03	69,800	$24,622,884
June 1 through June 30, 2023	92,554	15.74	69,162	$23,514,795
Total	162,354	$15.44	138,962

(1) Includes shares withheld by the Company to pay the costs associated with tax withholdings related to the exercise of stock options and RSU and PSU vesting. There were 23,392 shares withheld for taxes during the quarter.

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $2.2 million of common stock was purchased during the second quarter of 2023.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of the Company's directors of executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in item 408(c) of Regulation S-K.

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

10.1
Amalgamated Financial Corp. Equity Incentive Plan (incorporated by reference to Annex A of the Amalgamated Financial Corp.’s Definitive Proxy Statement on form DEF 14A filed with the SEC on April 14, 2023).

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the quarters ended June 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended June 30, 2023, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

August 4, 2023	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2023	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

August 4, 2023	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)