Form 10-Q
period 2023-09-30
Amalgamated Financial Corp.
filed 2023-11-03
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of November 3, 2023, the registrant had 30,393,605 shares of common stock outstanding at $0.01 par value per share.

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

iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	September 30, 2023	December 31, 2022
Assets	(unaudited)
Cash and due from banks	$5,494	$5,110
Interest-bearing deposits in banks	134,725	58,430
Total cash and cash equivalents	140,219	63,540
Securities:
Available for sale, at fair value	1,491,450	1,812,476
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $55 at September 30, 2023	612,026	629,424
Property Assessed Clean Energy ("PACE") assessments, net of allowance for credit losses of $670 at September 30, 2023	1,069,834	911,877
	1,681,860	1,541,301

Loans held for sale	2,189	7,943
Loans receivable, net of deferred loan origination costs	4,364,745	4,106,002
Allowance for credit losses	(67,815)	(45,031)
Loans receivable, net	4,296,930	4,060,971

Resell agreements	—	25,754
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,389	29,607
Accrued interest and dividends receivable	47,745	41,441
Premises and equipment, net	8,428	9,856
Bank-owned life insurance	105,708	105,624
Right-of-use lease asset	22,907	28,236
Deferred tax asset, net	63,322	62,507
Goodwill	12,936	12,936
Intangible assets, net	2,439	3,105
Equity method investments	11,813	8,305
Other assets	17,397	29,522
Total assets	$7,909,732	$7,843,124
Liabilities
Deposits	$6,990,854	$6,595,037
Subordinated debt, net	70,427	77,708
FHLBNY advances	4,381	580,000
Other borrowings	230,000	—
Operating leases	33,242	40,779
Other liabilities	34,537	40,645
Total liabilities	$7,363,441	$7,334,169

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,736,141 and 30,700,198 shares issued, respectively, and 30,458,781 and 30,700,198 shares outstanding, respectively)	$307	$307
Additional paid-in capital	287,579	286,947
Retained earnings	368,420	330,275
Accumulated other comprehensive loss, net of income taxes	(105,294)	(108,707)
Treasury stock, at cost (277,360 and zero shares, respectively)	(4,854)	—
Total Amalgamated Financial Corp. stockholders' equity	546,158	508,822
Noncontrolling interests	133	133
Total stockholders' equity	546,291	508,955
Total liabilities and stockholders’ equity	$7,909,732	$7,843,124
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST AND DIVIDEND INCOME
Loans	$49,578	$38,264	$139,744	$103,157
Securities	39,971	31,580	118,989	75,087
Interest-bearing deposits in banks	1,687	971	3,360	1,701
Total interest and dividend income	91,236	70,815	262,093	179,945
INTEREST EXPENSE
Deposits	23,158	2,491	55,809	5,374
Borrowed funds	4,350	696	12,292	2,077
Total interest expense	27,508	3,187	68,101	7,451
NET INTEREST INCOME	63,728	67,628	193,992	172,494
Provision for credit losses	2,014	5,363	10,913	10,568
Net interest income after provision for credit losses	61,714	62,265	183,079	161,926
NON-INTEREST INCOME
Trust Department fees	3,678	3,872	11,613	10,842
Service charges on deposit accounts	2,731	2,735	7,897	8,008
Bank-owned life insurance income	727	785	2,054	2,882
Losses on sale of securities	(1,699)	(1,844)	(5,052)	(2,264)
Gains (losses) on sale of loans, net	26	(367)	30	(32)
Equity method investments income (loss)	550	(1,151)	1,261	(1,357)
Other income	767	973	2,127	1,592
Total non-interest income	6,780	5,003	19,930	19,671
NON-INTEREST EXPENSE
Compensation and employee benefits	21,345	19,527	64,525	55,242
Occupancy and depreciation	3,349	3,481	10,184	10,378
Professional fees	2,222	3,173	7,211	8,733
Data processing	4,545	4,149	13,176	13,660
Office maintenance and depreciation	685	807	2,130	2,316
Amortization of intangible assets	222	262	666	785
Advertising and promotion	816	795	3,431	2,410
Federal deposit insurance premiums	1,200	1,014	3,018	2,440
Other expense	2,955	3,050	9,154	9,037
Total non-interest expense	37,339	36,258	113,495	105,001
Income before income taxes	31,155	31,010	89,514	76,596
Income tax expense	8,847	8,066	24,230	19,874
Net income	$22,308	$22,944	$65,284	$56,722
Earnings per common share - basic	$0.73	$0.75	$2.13	$1.84
Earnings per common share - diluted	$0.73	$0.74	$2.12	$1.82

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$22,308	$22,944	$65,284	$56,722
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	49	60	146	178
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	(2,338)	(43,422)	(1,920)	(159,460)
Reclassification adjustment for losses realized in income	1,699	1,831	5,052	2,248
Accretion of net unrealized loss on securities transferred to held-to-maturity	479	548	1,433	757
Net unrealized gains (losses) on securities	(160)	(41,043)	4,565	(156,455)
Other comprehensive income (loss), before tax	(111)	(40,983)	4,711	(156,277)
Income tax benefit (expense)	31	11,275	(1,298)	42,992
Total other comprehensive income (loss), net of taxes	(80)	(29,708)	3,413	(113,285)
Total comprehensive income (loss), net of taxes	$22,228	$(6,764)	$68,697	$(56,563)

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2023
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at July 1, 2023	30,572,606	$307	$286,877	$349,204	$(105,214)	$(2,693)	$528,481	$133	$528,614
Net income	—	—	—	22,308	—	—	22,308	—	22,308
Repurchase of common stock	(141,748)	—	—	—	—	(2,647)	(2,647)	—	(2,647)
Common stock issued under Employee Stock Purchase Plan	7,918	—	(2)	—	—	138	136	—	136
Dividends declared on common stock, net, $0.10 per share	—	—	—	(3,092)	—	—	(3,092)	—	(3,092)
Exercise of stock options, net of repurchases	5,272	—	(91)	—	—	—	(91)	—	(91)
Restricted stock units vesting, net of repurchases	14,733	—	(390)	—	—	348	(42)	—	(42)
Stock-based compensation expense	—	—	1,185	—	—	—	1,185	—	1,185
Other comprehensive loss, net of taxes	—	—	—	—	(80)	—	(80)	—	(80)
Balance at September 30, 2023	30,458,781	$307	$287,579	$368,420	$(105,294)	$(4,854)	$546,158	$133	$546,291

	Nine Months Ended September 30, 2023
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	65,284	—	—	65,284	—	65,284
Repurchase of common stock	(409,513)	—	—	—	—	(7,229)	(7,229)	—	(7,229)
Common stock issued under Employee Stock Purchase Plan	37,672	—	(30)	—	—	680	650	—	650
Dividends declared on common stock, net, $0.30 per share		—	—	(9,314)	—	—	(9,314)	—	(9,314)
Exercise of stock options, net of repurchases	11,903	—	(182)	—	—	—	(182)	—	(182)
Restricted stock units vesting, net of repurchases	118,521	—	(2,581)	—	—	1,695	(886)	—	(886)
Stock-based compensation expense	—	—	3,425	—	—	—	3,425	—	3,425
Other comprehensive income, net of taxes	—	—	—	—	3,413	—	3,413	—	3,413
Balance at September 30, 2023	30,458,781	$307	$287,579	$368,420	$(105,294)	$(4,854)	$546,158	$133	$546,291

	Three Months Ended September 30, 2022
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at July 1, 2022	30,684,246	$307	$286,901	$288,868	$(78,168)	$—	$497,908	$133	$498,041
Net income	—	—	—	22,944	—	—	22,944	—	22,944
Repurchase of common stock	(34,656)	(1)	(744)	—	—	—	(745)	—	(745)
Common stock issued under Employee Stock Purchase Plan	7,461	—	168	—	—	—	168	—	168
Dividends declared on common stock, net, $0.10 per share	—	—	—	(3,069)	—	—	(3,069)	—	(3,069)
Exercise of stock options, net of repurchases	20,220	1	(502)	—	—	—	(501)	—	(501)
Restricted stock units vesting, net of repurchases	(4,968)	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	608	—	—	—	608	—	608
Other comprehensive loss, net of taxes	—	—	—	—	(29,708)	—	(29,708)	—	(29,708)
Balance at September 30, 2022	30,672,303	$307	$286,431	$308,743	$(107,876)	$—	$487,605	$133	$487,738

	Nine Months Ended September 30, 2022
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2022	31,130,143	$311	$297,975	$260,047	$5,409	$—	$563,742	$133	$563,875
Net income	—	—	—	56,722	—	—	56,722	—	56,722
Repurchase of common stock	(669,176)	(7)	(12,471)	—	—	—	(12,478)	—	(12,478)
Common stock issued under Employee Stock Purchase Plan	25,333	—	516	—	—	—	516	—	516
Dividends declared on common stock, net, $0.26 per share	—	—	—	(8,026)	—	—	(8,026)	—	(8,026)
Exercise of stock options, net of repurchases	81,196	3	(1,541)	—	—	—	(1,538)	—	(1,538)
Restricted stock units vesting, net of repurchases	104,807	—	(2)	—	—	—	(2)	—	(2)
Stock-based compensation expense	—	—	1,954	—	—	—	1,954	—	1,954
Other comprehensive loss, net of taxes	—	—	—	—	(113,285)	—	(113,285)	—	(113,285)
Balance at September 30, 2022	30,672,303	$307	$286,431	$308,743	$(107,876)	$—	$487,605	$133	$487,738

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,284	$56,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,647	2,683
Amortization of intangible assets	666	785
Deferred income tax expense	5,523	5,665
Provision for credit losses	10,913	10,568
Stock-based compensation expense	3,425	1,954
Net amortization on loan fees, costs, premiums, and discounts	238	1,324
Net amortization on securities premiums, discounts, net unrealized loss on securities transferred to held-to-maturity, and subordinated debt	1,546	3,625
OTTI gain recognized in earnings	—	(16)
Net (income) loss from equity method investments	(1,261)	1,357
Net loss on sale of securities available for sale	5,052	2,264
Net (gain) loss on sale of loans	(30)	32
Net gain on redemption of bank-owned life insurance	(371)	(1,369)
Proceeds from sales of loans held for sale	15,829	17,635
Originations of loans held for sale	(12,962)	(8,276)
Increase in cash surrender value of bank-owned life insurance	(1,683)	(1,513)
Net gain on repurchase of subordinated debt	(1,417)	(617)
Increase in accrued interest and dividends receivable	(6,304)	(5,947)
Decrease in other assets	16,625	13,521
Decrease in accrued expenses and other liabilities	(1,813)	(6,146)
Net cash provided by operating activities	101,907	94,251
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(264,555)	(588,730)
Purchase of securities available for sale	(69,382)	(672,142)
Purchase of securities held-to-maturity	(211,211)	(508,097)
Proceeds from sales of securities available for sale	249,971	132,105
Maturities, principal payments and redemptions of securities available for sale	123,175	281,244
Maturities, principal payments and redemptions of securities held-to-maturity	70,100	111,632
Decrease in resell agreements	25,754	36,184
Increase in equity method investments	(2,247)	(2,184)
Decrease (increase) in FHLBNY stock, net	25,218	(3,162)
Purchases of premises and equipment, net	(1,219)	(1,487)
Proceeds from redemption of bank-owned life insurance	1,941	4,233
Net cash used in investing activities	(52,455)	(1,210,404)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	395,817	804,052
Net increase in other borrowings	230,000	—
Net (decrease) increase in FHLBNY advances	(575,619)	75,000
Repurchase of subordinated debt	(6,047)	(5,633)

Common stock issued under Employee Stock Purchase Plan	650	516
Repurchase of shares	(7,229)	(12,478)
Dividends paid	(9,277)	(8,026)
Payments related to repurchase of common stock for equity awards	(1,068)	(1,540)
Net cash provided by financing activities	27,227	851,891
Increase (decrease) in cash, cash equivalents, and restricted cash	76,679	(264,262)
Cash, cash equivalents, and restricted cash at beginning of year	63,540	330,485
Cash, cash equivalents, and restricted cash at end period	$140,219	$66,223
Supplemental disclosures of cash flow information:
Interest paid during the period	$59,104	$6,909
Income taxes paid during the period	7,381	2,431
Loans transferred from held-for-sale	4,664	—
Loans transferred to held-for-sale	3,581	24,043
Securities available for sale transferred to held-to-maturity	—	260,112

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). A more detailed description of our accounting policies is included in the 2022 Annual Report, which remain significantly unchanged except for the Allowance for Credit Losses ("ACL") policy, resulting from the adoption of the Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its amendments, (“ASU No. 2016-13”) as of January 1, 2023, as well as the addition of accounting policies related to treasury stock:

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

Allowance for Credit Losses - Held-to-maturity Securities: Management measures expected credit losses on held-to-maturity securities on a collective basis by security type. The Company’s methodology to measure the allowance for credit losses incorporates both quantitative and qualitative information to assess lifetime expected credit losses. The calculation is based on projected annual default rates, loss severities, and prepayment rates. Expected credit losses are estimated over the contractual term of the securities, adjusted for forecasted prepayments when appropriate.

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

Notes to Consolidated Financial Statements (unaudited)
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

Notes to Consolidated Financial Statements (unaudited)
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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures

On March 31, 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, which eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Specifically, rather than applying the recognition and measurement guidance for TDRs, this ASU requires entities to evaluate receivable modifications, consistent with the accounting for other loan modifications, to determine whether a modification made to a borrower results is a new loan or a continuation of the existing loan. In addition, under the new ASU, entities are no longer required to use a discounted cash flow ("DCF") method to measure the ACL as a result of a modification or restructuring with a borrower experiencing financial difficulty. If a DCF method is used, the post-modification-derived effective interest rate is to be used, instead of the original interest rate as stipulated under the current GAAP. This ASU also enhances the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU

Notes to Consolidated Financial Statements (unaudited)
amends the guidance on “vintage disclosures” to require the disclosure of current-period gross write-offs by year of origination. The Company adopted ASU 2022-02 on January 1, 2023 on a prospective basis. The adoption of the standard did not have a material impact on the financial statements. Refer to the Loans receivable, net footnote for updated disclosures for the three and nine months ended September 30, 2023.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation, however such reclassifications did not change stockholders' equity or net income.

2.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following is a summary of the accumulated comprehensive loss balances, net of income taxes:

	Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of September 30, 2023
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,652)	$146	$(40)	$(1,546)
Unrealized gains (losses) on available for sale securities	(95,539)	3,132	(863)	(93,270)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	1,433	(395)	(10,478)
Total	$(108,707)	$4,711	$(1,298)	$(105,294)

	Balance as of January 1, 2022	Current Period Change	Income Tax Effect	Balance as of September 30, 2022
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,102)	$178	$(49)	$(1,973)
Unrealized gains (losses) on available for sale securities	7,511	(140,062)	38,531	(94,020)
Unaccreted unrealized loss on securities transferred to held-to-maturity	—	(16,393)	4,510	(11,883)
Total	$5,409	$(156,277)	$42,992	$(107,876)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$39	$51	$119	$153
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7	21	21
Change in obligation for other benefits	3	2	6	4
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	49	60	146	178
Income tax expense	(13)	(17)	(40)	(49)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	36	43	106	129

Securities
Unrealized holding gains (losses) on available for sale securities	(2,338)	(43,422)	(1,920)	(159,460)
Reclassification adjustment for losses realized in loss on sale of securities	1,699	1,831	5,052	2,248
Accretion of net unrealized loss on securities transferred to held-to-maturity recognized in interest income from securities	479	548	1,433	757
Change in unrealized gains (losses) on available for sale securities	(160)	(41,043)	4,565	(156,455)
Income tax benefit (expense)	44	11,292	(1,258)	43,041
Net change in unrealized gains (losses) on securities	(116)	(29,751)	3,307	(113,414)

Total	$(80)	$(29,708)	$3,413	$(113,285)

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of September 30, 2023 are as follows:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Mortgage-related:
Government sponsored entities ("GSE") residential CMOs ("collateralized mortgage obligations")	$396,458	$26	$(43,313)	$353,171
GSE commercial certificates & CMO	137,912	—	(9,671)	128,241
Non-GSE residential certificates	113,429	—	(16,678)	96,751
Non-GSE commercial certificates	95,269	—	(10,392)	84,877
	743,068	26	(80,054)	663,040
Other debt:
U.S. Treasury	200	—	(3)	197
ABS	693,922	51	(26,571)	667,402
Trust preferred	9,991	—	(672)	9,319
Corporate	134,054	—	(21,088)	112,966
Residential PACE assessments	38,950	—	(424)	38,526
	877,117	51	(48,758)	828,410

Total available for sale	$1,620,185	$77	$(128,812)	$1,491,450

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE residential CMOs	$65,353	$—	$(6,013)	$59,340
GSE commercial certificates	89,641	—	(15,462)	74,179
GSE residential certificates	416	—	(35)	381
Non-GSE commercial certificates	32,669	—	(3,678)	28,991
Non-GSE residential certificates	47,563	—	(6,364)	41,199
ABS	282,164	81	(11,174)	271,071
Municipal	94,275	—	(22,363)	71,912
	612,081	81	(65,089)	547,073
PACE assessments:
Commercial PACE assessments	270,020	—	(50,082)	219,938
Residential PACE assessments	800,484	—	(89,689)	710,795
	1,070,504	—	(139,771)	930,733

Allowance for credit losses	(725)

Total held-to-maturity	$1,681,860	$81	$(204,860)	$1,477,806

Notes to Consolidated Financial Statements (unaudited)
As of September 30, 2023, available for sale securities with a fair value of $915.0 million and held-to-maturity securities with a fair value of $501.6 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

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

Notes to Consolidated Financial Statements (unaudited)
There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2023. The Company reassessed the classification of certain investments during the nine months ended September 30, 2022 and transferred securities with a book value of $277.3 million from available-for-sale to held-to-maturity. The transfer occurred at a fair value totaling $260.1 million. The related unrealized losses of $17.1 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of securities, with no net change to interest income. No gain or loss was recorded at the time of transfer. There were no transfers to or from securities held-to-maturity during the three months ended September 30, 2022.
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of September 30, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$200	$197	$—	$—
Due after one year through five years	66,288	59,932	9,433	8,904
Due after five years through ten years	360,128	342,393	35,467	34,400
Due after ten years	450,501	425,888	1,402,043	1,230,412
	$877,117	$828,410	$1,446,943	$1,273,716

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,		Nine Months Ended,
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(In thousands)
Proceeds	$75,434	$96,154	$249,971	$132,105

Realized gains	$61	$2	$61	$164
Realized losses	(1,760)	(1,846)	(5,113)	(2,428)
Net realized losses	$(1,699)	$(1,844)	$(5,052)	$(2,264)
There were no sales of held-to-maturity securities during the three or nine months ended September 30, 2023 or the three or nine months ended September 30, 2022.
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

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for those available for sale and unrecognized losses for those held-to-maturity securities as of September 30, 2023 and December 31, 2022, respectively, segregated between securities that have been in an unrealized or unrecognized loss position for less than twelve months and those that have been in a continuous unrealized or unrecognized loss position for twelve months or longer at the respective dates:

	September 30, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$—	$—	$344,110	$43,313	$344,110	$43,313
GSE commercial certificates & CMO	—	—	128,241	9,671	128,241	9,671
Non-GSE residential certificates	—	—	96,751	16,678	96,751	16,678
Non-GSE commercial certificates	—	—	84,877	10,392	84,877	10,392
Other debt:
U.S. Treasury	—	—	197	3	197	3
ABS	—	—	608,861	26,571	608,861	26,571
Trust preferred	—	—	9,319	672	9,319	672
Corporate	—	—	112,966	21,088	112,966	21,088
Residential PACE assessments	38,526	424	—	—	38,526	424
Total available for sale	$38,526	$424	$1,385,322	$128,388	$1,423,848	$128,812

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Traditional securities:
GSE CMOs	$—	$—	$59,340	$6,013	$59,340	$6,013
GSE commercial certificates	—	—	74,179	15,462	74,179	15,462
GSE residential certificates	—	—	381	35	381	35
Non GSE commercial certificates	—	—	28,876	3,678	28,876	3,678
Non GSE residential certificates	—	—	41,199	6,364	41,199	6,364
ABS	—	—	241,376	11,174	241,376	11,174
Municipal	13,915	1,135	57,997	21,228	71,912	22,363
PACE assessments:
Commercial PACE assessments	41,850	7,343	178,088	42,739	219,938	50,082
Residential PACE assessments	215,160	15,261	495,635	74,428	710,795	89,689
Total held-to-maturity	$270,925	$23,739	$1,177,071	$181,121	$1,447,996	$204,860

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Mortgage-related:
GSE residential CMOs	$231,562	$13,937	$151,285	$24,356	$382,847	$38,293
GSE commercial certificates & CMO	153,325	6,729	60,461	2,105	213,786	8,834
Non-GSE residential certificates	72,527	8,969	34,553	7,090	107,080	16,059
Non-GSE commercial certificates	62,243	4,842	35,239	5,962	97,482	10,804
Other debt:
U.S. Treasury	192	7	—	—	192	7
ABS	530,269	17,290	299,425	22,327	829,694	39,617
Trust preferred	—	—	10,143	845	10,143	845
Corporate	89,054	9,772	43,316	7,694	132,370	17,466
Total available for sale	$1,139,172	$61,546	$634,422	$70,379	$1,773,594	$131,925

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Traditional securities:
GSE CMOs	$54,475	$2,891	$10,862	$1,163	$65,337	$4,054
GSE commercial certificates	48,934	3,404	30,215	7,782	79,149	11,186
GSE residential certificates	411	17	—	—	411	17
Non GSE commercial certificates	11,192	656	18,283	2,492	29,475	3,148
Non GSE residential certificates	39,426	4,784	5,797	461	45,223	5,245
ABS	224,279	11,078	49,228	4,097	273,507	15,175
Municipal	48,190	5,866	31,296	10,133	79,486	15,999
PACE assessments:
Commercial PACE assessments	228,642	26,782	—	—	228,642	26,782
Residential PACE assessments	611,620	44,833	—	—	611,620	44,833
Total held-to-maturity	$1,267,169	$100,311	$145,681	$26,128	$1,412,850	$126,439
Available for sale securities

As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the three months ended March 31, 2023, a Corporate bond related to Silicon Valley Bank was placed on nonaccrual status following credit concerns over the issuer. As a result, Management charged-off the $1.2 million unrealized loss position given Management's intent to sell the Corporate bond and unlikely recovery of the unrealized position. The sale of the security in the second quarter of 2023 resulted in an immaterial additional loss. During the three months ended September 30, 2023, no available for sale securities were charged-off.

As of September 30, 2023, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

Notes to Consolidated Financial Statements (unaudited)

With respect to the Company’s security investments that are temporarily impaired as of September 30, 2023, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at September 30, 2023.

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

With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of September 30, 2023 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $28.1 million and $23.2 million at September 30, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended September 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$57	$262	$388	$707
Provision for (recovery of) credit losses	(2)	8	12	18
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending Balance	$55	$270	$400	$725

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(4)	15	72	83
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending Balance	$55	$270	$400	$725

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
With the adoption of ASU 2016-13 on January 1, 2023, all loan balances in this footnote for the period ended September 30, 2023 are presented at amortized cost, net of deferred loan origination costs. Loan balances for the period ended December 31, 2022 are presented at unpaid principal balance.
Loans receivable are summarized as follows:

	September 30, 2023	December 31, 2022
(In thousands)
Commercial and industrial	$1,050,355	$925,641
Multifamily	1,094,955	967,521
Commercial real estate	324,139	335,133
Construction and land development	28,326	37,696
Total commercial portfolio	2,497,775	2,265,991
Residential real estate lending	1,409,530	1,371,779
Consumer solar	415,324	416,849
Consumer and other	42,116	47,150
Total retail portfolio	1,866,970	1,835,778
Total loans receivable	4,364,745	4,101,769
Net deferred loan origination costs	—	4,233
Total loans receivable, net of deferred loan origination costs	4,364,745	4,106,002
Allowance for credit losses	(67,815)	(45,031)
Total loans receivable, net	$4,296,930	$4,060,971

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of September 30, 2023:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$2,137	$7,575	$—	$9,712	$1,040,643	$1,050,355
Multifamily	8,375	—	—	8,375	1,086,580	1,094,955
Commercial real estate	—	4,575	—	4,575	319,564	324,139
Construction and land development	—	15,891	—	15,891	12,435	28,326
Total commercial portfolio	10,512	28,041	—	38,553	2,459,222	2,497,775
Residential real estate lending	3,238	3,009	—	6,247	1,403,283	1,409,530
Consumer solar	4,277	2,817		7,094	408,230	415,324
Consumer and other	599	457	—	1,056	41,060	42,116
Total retail portfolio	8,114	6,283	—	14,397	1,852,573	1,866,970
	$18,626	$34,324	$—	$52,950	$4,311,795	$4,364,745

The following table presents information regarding the past due status of the Company’s loans as of December 31, 2022:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$27	$9,629	$—	$9,656	$915,985	$925,641
Multifamily	—	3,828	—	3,828	963,693	967,521
Commercial real estate	11,718	4,851	—	16,569	318,564	335,133
Construction and land development	16,426	—	—	16,426	21,270	37,696
Total commercial portfolio	28,171	18,308	—	46,479	2,219,512	2,265,991
Residential real estate lending	1,185	1,807	—	2,992	1,368,787	1,371,779
Consumer solar	3,320	1,584	—	4,904	411,945	416,849
Consumer and other	225	—	—	225	46,925	47,150
Total retail portfolio	4,730	3,391	—	8,121	1,827,657	1,835,778
	$32,901	$21,699	$—	$54,600	$4,047,169	$4,101,769

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
(In thousands)	Term Extension	Term Extension and Payment Delay	Total	% of Portfolio
Commercial and industrial	$5,225	$6,900	$12,125	1.2%
Multifamily	2,303	—	2,303	0.2%
Commercial real estate	1,000	—	1,000	0.3%
Total	$8,528	$6,900	$15,428

	Nine Months Ended September 30, 2023
(In thousands)	Term Extension	Term Extension and Payment Delay	Total	% of Portfolio
Commercial and industrial	$5,921	$6,900	$12,821	1.2%
Multifamily	2,637	—	2,637	0.2%
Commercial real estate	3,045	—	3,045	0.9%
Construction and land development	17,163	—	17,163	60.6%
Total	$28,766	$6,900	$35,666
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2023
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Commercial and industrial	1.2	1.0
Multifamily	1.0	—
Commercial real estate	0.3	—

	Nine Months Ended September 30, 2023
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Commercial and industrial	1.2	1.0
Multifamily	1.0	—
Commercial real estate	0.6	—
Construction and land development	0.9	—

Six and twelve loans were permanently modified in the three and nine months ended September 30, 2023, respectively. One loan that was modified had a payment default during the three months ended September 30, 2023, and two loans had a payment default during the nine months ended September 30, 2023.

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

Notes to Consolidated Financial Statements (unaudited)
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
The following tables summarize the Company’s loan portfolio by credit quality indicator as of September 30, 2023 and gross charge-offs for the nine months ended September 30, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$115,434	$212,031	$200,729	$112,444	$166,305	$197,601	$—	$1,004,544
Special Mention	—	—	14,060	4,175	948	1,407	—	20,590
Substandard	—	—	—	5,302	17,091	2,828	—	25,221
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$115,434	$212,031	$214,789	$121,921	$184,344	$201,836	$—	$1,050,355
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726
Multifamily:
Pass	$117,574	$383,293	$45,528	$138,584	$398,600	$3	$—	$1,083,582
Special Mention	—	—	—	—	9,065	—	—	9,065
Substandard	—	—	—	—	2,308	—	—	2,308
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$117,574	$383,293	$45,528	$138,584	$409,973	$3	$—	$1,094,955
Current period gross charge-offs	$—	$—	$—	$—	$2,355	$—	$—	$2,355
Commercial real estate:
Pass	$42,438	$43,099	$48,931	$36,578	$141,382	$3,303	$—	$315,731
Special Mention	—	—	—	—	3,833	—	—	3,833
Substandard	—	—	—	1,876	2,699	—	—	4,575
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$42,438	$43,099	$48,931	$38,454	$147,914	$3,303	$—	$324,139
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$7,237	$5,198	$—	$12,435
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	15,891	—	15,891
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,237	$21,089	$—	$28,326
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$101,396	$420,423	$334,121	$136,380	$411,739	$2,560	$—	$1,406,619

Notes to Consolidated Financial Statements (unaudited)

Special Mention	—	—	—	—	—	—	—	—
Substandard	—	731	154	673	1,353	—	—	2,911
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$101,396	$421,154	$334,275	$137,053	$413,092	$2,560	$—	$1,409,530
Current period gross charge-offs	$—	$—	$—	$—	$63	$—	$—	$63
Consumer solar:
Pass	$28,515	$106,566	$133,958	$74,809	$68,882	$—	$—	$412,730
Special Mention	—	—	—	—	—	—	—	—
Substandard	59	876	943	361	355	—	—	2,594
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$28,574	$107,442	$134,901	$75,170	$69,237	$—	$—	$415,324
Current period gross charge-offs	$—	$1,302	$2,126	$1,870	$282	$—	$—	$5,580
Consumer and other:
Pass	$1,920	$15,345	$12,189	$—	$12,205	$—	$—	$41,659
Special Mention	—	—	—	—	—	—	—	—
Substandard	51	169	237	—	—	—	—	457
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$1,971	$15,514	$12,426	$—	$12,205	$—	$—	$42,116
Current period gross charge-offs	$2	$—	$—	$—	$252	$—	$—	$254
Total Loans:
Pass	$407,277	$1,180,757	$775,456	$498,795	$1,206,350	$208,665	$—	$4,277,300
Special Mention	—	—	14,060	4,175	13,846	1,407	—	33,488
Substandard	110	1,776	1,334	8,212	23,806	18,719	—	53,957
Doubtful	—	—	—	—	—	—	—	—
Total loans	$407,387	$1,182,533	$790,850	$511,182	$1,244,002	$228,791	$—	$4,364,745
Current period gross charge-offs	$2	$1,302	$2,126	$1,870	$4,678	$—	$—	$9,978
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$893,637	$6,983	$23,275	$1,746	$925,641
Multifamily	947,661	13,696	6,164	—	967,521
Commercial real estate	299,953	24,679	10,501	—	335,133
Construction and land development	21,270	14,002	2,424	—	37,696
Residential real estate lending	1,369,972	—	1,807	—	1,371,779
Consumer and other	462,415	—	1,584	—	463,999
Total loans	$3,994,908	$59,360	$45,755	$1,746	$4,101,769
The activities in the allowance by portfolio for the three months ended September 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$16,793	$6,397	$2,285	$324	$15,274	$23,218	$3,140	$67,431
Provision for (recovery of) credit losses	137	(446)	(173)	890	135	2,791	(15)	3,319
Charge-offs	—	(1,228)	—	—	(4)	(1,949)	(15)	(3,196)
Recoveries	6	—	—	—	244	—	11	261
Ending balance	$16,936	$4,723	$2,112	$1,214	$15,649	$24,060	$3,121	$67,815

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the three months ended September 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$14,617	$4,397	$5,726	$709	$10,304	$3,724	$39,477
Provision for (recovery of) loan losses	(1,916)	2,365	(1,818)	516	2,025	4,191	5,363
Charge-offs	—	—	—	(389)	(1,519)	(1,343)	(3,251)
Recoveries	5	—	—	—	300	228	533
Ending balance	$12,706	$6,762	$3,908	$836	$11,110	$6,800	$42,122

The activities in the allowance by portfolio for the nine months ended September 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	1,882	1,157	(194)	855	735	5,765	(153)	10,047
Charge-offs	(1,726)	(2,355)	—	—	(63)	(5,580)	(254)	(9,978)
Recoveries	48	—	—	—	571	842	25	1,486
Ending balance - ACL	$16,936	$4,723	$2,112	$1,214	$15,649	$24,060	$3,121	$67,815

The activities in the allowance by portfolio for the nine months ended September 30, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,768	$35,866
Provision for (recovery of) loan losses	2,037	2,418	(3,365)	818	2,817	5,843	10,568
Charge-offs	—	(416)	—	(389)	(2,340)	(3,206)	(6,351)
Recoveries	17	—	—	2	1,625	395	2,039
Ending balance	$12,706	$6,762	$3,908	$836	$11,110	$6,800	$42,122

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of September 30, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$654	$6,921	$4,544
Multifamily	—	—	—
Commercial real estate	4,575	—	—
Construction and land development	11,227	4,664	1,095
Total commercial portfolio	16,456	11,585	5,639
Residential real estate lending	3,009	—	—
Consumer solar	2,817	—	—
Consumer and other	457	—	—
Total retail portfolio	6,283	—	—
	$22,739	$11,585	$5,639

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of September 30, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	4,575	—
Construction and land development	21,090	1,095
	$25,665	$1,095

As of September 30, 2023 and December 31, 2022, mortgage loans with an unpaid principal balance of $2.15 billion and $819.4 million, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.

There were $1.6 million in related party loans outstanding as of September 30, 2023 compared to $1.6 million related party loans as of December 31, 2022.

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

	December 31, 2022
(In thousands)	Recorded Investment	Average Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without a related allowance:
Residential real estate lending	$764	$5,636	$1,761	$—
Multifamily	334	167	334	—
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	3,791	1,896	3,881	—
	12,164	17,102	18,475	—
Loans with a related allowance:
Residential real estate lending	1,218	8,352	1,278	55
Multifamily	3,494	3,201	3,494	180
Commercial and industrial	10,925	11,855	11,975	5,433
	15,637	23,408	16,747	5,668
Total individually impaired loans:
Residential real estate lending	1,982	13,988	3,039	55
Multifamily	3,828	3,368	3,828	180
Construction and land development	2,424	4,950	7,476	—
Commercial real estate	4,851	4,453	5,023	—
Commercial and industrial	14,716	13,751	15,856	5,433
	$27,801	$40,510	$35,222	$5,668

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,808,300	0.00%	$3,331,067	0.00%
NOW accounts	192,654	0.95%	206,434	0.73%
Money market deposit accounts	3,059,982	2.31%	2,445,396	0.94%
Savings accounts	357,470	1.16%	386,190	0.75%
Time deposits	180,529	2.88%	151,699	2.57%
Brokered CDs	391,919	5.14%	74,251	3.84%
Total deposits	$6,990,854	1.46%	$6,595,037	0.52%

The scheduled maturities of time deposits and brokered CDs as of September 30, 2023 are as follows:

(In thousands)	Balance
2023	$216,926
2024	186,788
2025	49,605
2026	46,025
2027	38,400
Thereafter	34,704
Total	$572,448
Time deposits of greater than $250,000 totaled $32.1 million as of September 30, 2023 and $36.2 million as of December 31, 2022.
The Bank offers time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $65.6 million and $28.3 million as of September 30, 2023 and December 31, 2022, respectively, and are included in time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $55.0 million as of September 30, 2023 and $52.2 million as of December 31, 2022.
Included in total deposits are state and municipal deposits totaling $36.0 million and $88.3 million as of September 30, 2023 and December 31, 2022, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements (unaudited)
6.    BORROWED FUNDS
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of September 30, 2023, the value of the other eligible assets had an estimated market value net of haircut totaling $1.88 billion (comprised of securities of $367.2 million and mortgage loans of $1.52 billion). The fair value of assets pledged to the FHLBNY is required to exceed outstanding advances. There were $4.4 million outstanding FHLBNY advances as of September 30, 2023 and $580.0 million in outstanding FHLBNY advances as of December 31, 2022. For the three months ended September 30, 2023, and 2022, interest expense on FHLBNY advances was $1.0 million and $24.8 thousand, respectively. For the nine months ended September 30, 2023, and 2022, interest expense on FHLBNY advances was $5.4 million and $24.8 thousand, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At September 30, 2023, and December 31, 2022 there was no outstanding balance related to federal funds purchased. In addition, following the recent bank failures, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At September 30, 2023, there was an outstanding balance of $230.0 million related to the BTFP, and no outstanding balance at December 31, 2022. For the three months ended September 30, 2023, and 2022, interest expense on other borrowings was $2.6 million and zero, respectively. For the nine months ended September 30, 2023, and 2022, interest expense on other borrowings was $4.9 million and zero, respectively.

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
Interest expense on subordinated debt for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.7 million, respectively. Interest expense on subordinated debt for the nine months ended September 30, 2023 and 2022 was $2.0 million and $2.1 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company repurchased subordinated notes with a par value of $3.5 million and $6.3 million, for cash paid of $2.8 million and $5.6 million, respectively. During the nine months ended September 30, 2023 and 2022, subordinated notes with a par value of $7.5 million and $6.3 million were repurchased, for cash paid of $6.0 million and $5.6 million, respectively.
Gains on repurchases of subordinated debt for the three months ended September 30, 2023 and 2022 were $0.6 million and $0.6 million, respectively. Gains on repurchases of subordinated debt for the nine months ended September 30, 2023 and 2022 were $1.4 million and $0.6 million, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited)
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended September 30, 2023 and September 30, 2022, we had 13 thousand and 38 thousand anti-dilutive shares, respectively. For the nine months ended September 30, 2023 and September 30, 2022, we had 49 thousand and 72 thousand anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands, except per share amounts)
Income attributable to common stock	$22,308	$22,944	$65,284	$56,722
Weighted average common shares outstanding, basic	30,481	30,673	30,601	30,864
Basic earnings per common share	$0.73	$0.75	$2.13	$1.84

Income attributable to common stock	$22,308	$22,944	$65,284	$56,722
Weighted average common shares outstanding, basic	30,481	30,673	30,601	30,864
Incremental shares from assumed conversion of options and RSUs	109	359	137	359
Weighted average common shares outstanding, diluted	30,590	31,032	30,738	31,223
Diluted earnings per common share	$0.73	$0.74	$2.12	$1.82

Notes to Consolidated Financial Statements (unaudited)
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of September 30, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2023	426,880	$13.09	3.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(42,840)	13.75	—
Outstanding, September 30, 2023	384,040	13.02	2.6	years	$1,694
Vested and Exercisable, September 30, 2023	384,040	$13.02	2.6	years	$1,694

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three and nine months ended September 30, 2023 or for the three and nine months ended September 30, 2022 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of September 30, 2023 and December 31, 2022 was $1.7 million and $4.2 million, respectively. No cash was received for options exercised in the three and nine months ended September 30, 2023 or for the three and nine months ended September 30, 2022.

The Company repurchased 30,937 shares and 280,604 shares for options exercised in the nine months ended September 30, 2023 and September 30, 2022, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 1,265,610 shares were available for issuance as of September 30, 2023.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the nine months ended September 30, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2023	331,023	$17.72
Awarded	135,837	20.95
Forfeited/Expired	(13,758)	18.15
Vested	(147,288)	17.50
Unvested, September 30, 2023	305,814	$19.24

A summary of the status of the Company’s performance-based vesting RSUs for the nine months ended September 30, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2023	96,970	$16.37
Awarded	62,945	23.12
Forfeited/Expired	(10,004)	18.47
Vested	(23,948)	14.82
Unvested, September 30, 2023	125,963	$19.87

During the nine months ended September 30, 2023, the Company granted 29,923 performance-based RSUs at a fair value of $23.42 per share, respectively which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2023 to December 31, 2025. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 44,885 shares, respectively.

During the nine months ended September 30, 2023, the Company granted 29,747 market-based RSUs at a fair value of $23.56 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 15, 2023 to February 14, 2026. The minimum and maximum awards that are achievable are 0 and 44,621 shares, respectively.

During the nine months ended September 30, 2023, the Company granted 619 and 2,656 shares at a fair value of $14.45 and $15.23 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target.

As of September 30, 2023, the Company reserved 188,945 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 52,715 shares and 49,875 shares for RSUs vested in the nine months ended September 30, 2023 and 2022, respectively.

Of the 431,777 unvested RSUs and PSUs on September 30, 2023, the minimum units that will vest, solely due to a service test, are 305,814. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 494,759.

Compensation expense attributable to RSUs and PSUs was $1.1 million and $3.1 million for the three and nine months ended September 30, 2023, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2022. Other expenses for directors were $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2022. As of September 30, 2023, there was $7.4 million of total unrecognized compensation cost related to the non-vested RSUs and PSUs granted. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.8 years.

Notes to Consolidated Financial Statements (unaudited)
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

Number of Shares
Shares available for purchase at December 31, 2022	478,081
Purchases during the three months ended:
March 31, 2023	(21,919)
June 30, 2023	(7,835)
September 30, 2023	(7,918)
Year-to-date purchases	(37,672)
Remaining shares available for purchase at September 30, 2023	440,409

The expense related to the discount on purchased shares for the three months ended September 30, 2023 and September 30, 2022 was $20.4 thousand and $25.2 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the nine months ended September 30, 2023 and September 30, 2022 was $97.4 thousand and $77.3 thousand, respectively.

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
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$353,171	$—	$353,171
GSE commercial certificates & CMO	—	128,241	—	128,241
Non-GSE residential certificates	—	96,751	—	96,751
Non-GSE commercial certificates	—	84,877	—	84,877
Other debt:
U.S. Treasury	197	—	—	197
ABS	—	667,402	—	667,402
Trust preferred	—	9,319	—	9,319
Corporate	—	112,966	—	112,966
Residential PACE assessments	—	—	38,526	38,526
Total assets carried at fair value	$197	$1,452,727	$38,526	$1,491,450

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Mortgage-related:
GSE residential CMOs	$—	$389,260	$—	$389,260
GSE commercial certificates & CMO	—	213,786	—	213,786
Non-GSE residential certificates	—	107,080	—	107,080
Non-GSE commercial certificates	—	97,482	—	97,482
Other debt:
U.S. Treasury	192	—	—	192
ABS	—	862,163	—	862,163
Trust preferred	—	10,143	—	10,143
Corporate	—	132,370	—	132,370
Total assets carried at fair value	$192	$1,812,284	$—	$1,812,476

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
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$3,569	$—	$—	$3,569	$3,569

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Impaired loans	$3,315	$—	$—	$3,315	$3,315

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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	September 30, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$140,219	$140,219	$—	$—	$140,219
Held-to-maturity securities	1,681,860	—	547,072	930,734	1,477,806
Loans held for sale	2,189	—	—	2,189	2,189
Loans receivable, net	4,296,930	—	—	3,868,176	3,868,176
Accrued interest receivable	47,745	276	12,675	34,794	47,745

Financial liabilities:
Deposits payable on demand	$6,418,406	$—	$6,418,406	$—	$6,418,406
Time deposits and brokered CDs	572,448	—	567,275	—	567,275
FHLBNY advances	4,381	—	4,381	—	4,381
Other borrowings	230,000	—	228,658	—	228,658
Subordinated debt, net	70,427	—	57,045	—	57,045
Accrued interest payable	10,215	—	10,215	—	10,215

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,540	$63,540	$—	$—	$63,540
Held-to-maturity securities	1,541,301	—	574,609	840,262	1,414,871
Loans held for sale	7,943	—		7,943	7,943
Loans receivable, net	4,060,971	—	—	3,718,308	3,718,308
Resell agreements	25,754	—	—	25,754	25,754
Accrued interest and dividends receivable	41,441	17	12,197	29,227	41,441

Financial liabilities:
Deposits payable on demand	$6,369,087	$—	$6,369,087	$—	$6,369,087
Time deposits and brokered CDs	225,950	—	225,805	—	225,805
FHLBNY advances	580,000	—	580,000	—	580,000
Subordinated debt, net	77,708	—	68,966	—	68,966
Accrued interest payable	1,218	—	1,218	—	1,218

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	September 30, 2023	December 31, 2022
(In thousands)
Commitments to extend credit	$532,259	$723,902
Standby letters of credit	30,601	29,568
Total	$562,860	$753,470

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. Upon adoption of ASU 2016-13 on January 1, 2023, the Day 1 adjustment to allowance for credit losses on off-balance sheet credit exposures was $2.7 million. This allowance, which is included in other liabilities, amounted to approximately $3.8 million as of September 30, 2023, compared to a reserve of $1.6 million as of December 31, 2022. The provision for credit losses related to off balance sheet credit commitments was a recovery of $1.3 million and $0.4 million for the three and nine months ended September 30, 2023, and the expense related to off balance sheet credit commitments in other non-interest expense was a recovery of $0.2 million and an expense of $0.2 million for the three and nine months ended September 30, 2022.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until December 2023. As of September 30, 2023, the Company had purchased $662.4 million of these obligations and had an estimated remaining commitment of $69.3 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. As part of the Company's ongoing investments in variable interest entity ("VIE") projects, we also have commitments to provide financing, which are included in Note 14.

Notes to Consolidated Financial Statements (unaudited)
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of September 30, 2023. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(In thousands)
Operating lease cost	$1,814	$2,257	$5,386	$6,765
Cash paid for amounts included in the measurement of operating leases liability	$2,823	$2,714	$8,452	$7,976
Note: Sublease income and variable income or expense considered immaterial
The weighted average remaining lease term on operating leases at September 30, 2023 and September 30, 2022 was 3.2 years and 4.2 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.26% and 3.25% at September 30, 2023 and September 30, 2022, respectively.
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of September 30, 2023:

(In thousands)	As of September 30, 2023
2023	$2,842
2024	11,324
2025	10,593
2026	9,200
2027	959
Thereafter	—
Total undiscounted operating lease payments	34,918
Less: present value adjustment	1,676
Total Operating leases liability	$33,242

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

The Company performed its annual test based upon market data as of June 30, 2023 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it is more likely than not that goodwill was not impaired as of June 30, 2023. During the three and nine months ended September 30, 2023, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At September 30, 2023 and December 31, 2022, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2023	$222
2024	730
2025	574
2026	419
2027	265
Thereafter	229
Total	$2,439

Accumulated amortization of the core deposit intangible was $6.6 million as of September 30, 2023.

Amortization expense recognized on the core deposit intangible was $0.2 million and $0.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities. The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of September 30, 2023, the Company's maximum exposure to loss is $67.0 million.

	September 30, 2023	December 31, 2022
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$6,813	$3,299
Loans and letters of credit commitments	60,142	60,857
Funded portion of loans and letters of credit commitments	54,318	47,683
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(In thousands)
Tax credits and other tax benefits recognized	$790	$668	$2,390	$2,004

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of September 30, 2023, as compared to December 31, 2022, and our results of operations for the three and nine month periods ended September 30, 2023 and September 30, 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the Securities and Exchange Commission on March 9, 2023. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 42% of our equity as of September 30, 2023. As of September 30, 2023, our total assets were $7.91 billion, our total loans, net of deferred fees and allowance were $4.30 billion, our total deposits were $6.99 billion, and our stockholders' equity was $546.3 million. As of September 30, 2023, our trust business held $39.60 billion in assets under custody and $13.90 billion in assets under management.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily mortgages, consumer loans (predominantly consumer residential solar) and a variety of commercial and consumer deposit products, including non-interest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.
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

Recent Developments
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

Recent Accounting Pronouncements

Accounting Standards Effective in 2023 and onward

On January 7, 2021, the FASB has issued Accounting Standards Update No. 2021-01, Reference Rate Reform (Topic 848): Scope. The new guidance amends the scope of ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which was aimed at easing the potential accounting burden expected when global capital markets move away from the London Interbank Offered Rate ("LIBOR") (the benchmark interest rate banks use to make short-term loans to each other) and provided temporary, optional expedients and exceptions for applying accounting guidance to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. As the majority of our securities tied to LIBOR transitioned to the Secured Overnight Financing Rate ("SOFR") or were paid off before the transition date and given that we did not have a substantial amount of commercial loans or any derivative transactions tied to LIBOR, the Adoption of ASU 2021-01 is not expected to have a material impact on our operating results or financial condition.
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

Net income for the third quarter of 2023 was $22.3 million, or $0.73 per diluted share, compared to $22.9 million, or $0.74 per diluted share, for the third quarter of 2022. The $0.6 million decrease was primarily due to an increase in interest expense of $24.3 million primarily related to deposits, a $1.0 million increase in non-interest expense, and a $0.7 million increase in income tax expense, offset by $11.3 million increase in interest income on loans, an $8.4 million increase in interest income on securities, a $3.4 million decrease in the provision for credit losses, and a $1.8 million increase in non-interest income.

Net income for the nine months ended September 30, 2023 was $65.3 million, or $2.12 per diluted share, compared to $56.7 million, or $1.82 per diluted share, for the same period in 2022. The $8.6 million increase was primarily due to a $82.2 million increase in interest income, offset by a $60.6 million increase in interest expense, a $8.5 million increase in non-interest expense, a $4.3 million increase in income tax expense.

Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLBNY advances, federal funds purchased and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-

bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.
Three Months Ended September 30, 2023 and 2022
The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$170,830	$1,687	3.92%	$222,071	$971	1.73%
Securities(1)	3,208,334	39,971	4.94%	3,522,863	29,735	3.35%
Resell agreements	—	—	0.00%	232,956	1,845	3.14%
Total loans, net (2)(3)	4,314,767	49,578	4.56%	3,732,976	38,264	4.07%
Total interest-earning assets	7,693,931	91,236	4.70%	7,710,866	70,815	3.64%
Non-interest-earning assets:
Cash and due from banks	6,129			4,783
Other assets	204,506			226,448
Total assets	$7,904,566			$7,942,097

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,446,027	$17,157	1.98%	$3,031,402	$2,329	0.30%
Time deposits	176,171	1,122	2.53%	184,476	162	0.35%
Brokered CDs	371,329	4,879	5.21%	—	—	0.00%
Total interest-bearing deposits	3,993,527	23,158	2.30%	3,215,878	2,491	0.31%
FHLBNY advances	74,534	982	5.23%	3,314	25	2.99%
Other Borrowings	302,051	3,368	4.42%	82,009	671	3.25%
Total borrowings	376,585	4,350	4.58%	85,323	696	3.24%
Total interest-bearing liabilities	4,370,112	27,508	2.50%	3,301,201	3,187	0.38%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,920,737			4,053,953
Other liabilities	74,964			75,143
Total liabilities	7,365,813			7,430,297
Stockholders' equity	538,753			511,800
Total liabilities and stockholders' equity	$7,904,566			$7,942,097

Net interest income / interest rate spread		$63,728	2.20%		$67,628	3.26%
Net interest-earning assets / net interest margin	$3,323,819		3.29%	$4,409,665		3.48%

Total deposits / total cost of deposits	$6,914,264		1.33%	$7,269,831		0.14%
Total funding / total cost of funds	$7,290,849		1.50%	$7,355,154		0.17%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income
(2) Amounts are net of deferred origination costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty income in 3Q2023 and 3Q2022 of $0 and $800 thousand, respectively

Net interest income was $63.7 million for the third quarter of 2023, compared to $67.6 million for the third quarter of 2022. The $3.9 million, or 5.8%, decrease from the third quarter of 2022 was primarily attributable to higher average balances and costs on interest-bearing liabilities, partially offset by higher yields on interest-earning assets.

Our net interest spread was 2.20% for the three months ended September 30, 2023, compared to 3.26% for the same period in 2022, a decrease of 106 basis points. Our net interest margin was 3.29% for the third quarter of 2023, a decrease of 19 basis points from 3.48% in the third quarter of 2022. No prepayment penalties were earned in loan income in the third quarter of 2023, compared to a four basis point contribution to net interest margin in the third quarter of 2022.

The yield on average earning assets was 4.70% for the three months ended September 30, 2023, compared to 3.64% for the same period in 2022, an increase of 106 basis points. This increase was driven primarily by the rising rate environment.

The average rate on interest-bearing liabilities was 2.50% for the three months ended September 30, 2023, an increase of 212 basis points from the same period in 2022, which was primarily due to the rising rate environment that led to an increase in interest expense paid for deposits, as well as the utilization of brokered CDs and other borrowings. Non-interest-bearing deposits represented 42% of average deposits for the three months ended September 30, 2023, compared to 56% for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$125,560	$3,360	3.58%	$316,288	$1,701	0.72%
Securities(1)	3,276,065	118,557	4.84%	3,387,707	71,477	2.82%
Resell agreements	8,003	432	7.22%	227,932	3,610	2.12%
Total loans, net (2)(3)	4,216,391	139,744	4.43%	3,493,405	103,157	3.95%
Total interest-earning assets	7,626,019	262,093	4.60%	7,425,332	179,945	3.24%
Non-interest-earning assets:
Cash and due from banks	5,067			7,752
Other assets	210,112			267,315
Total assets	$7,841,198			$7,700,399

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,248,278	$40,010	1.65%	$2,986,588	$4,908	0.22%
Time deposits	161,756	2,030	1.68%	191,944	466	0.32%
Brokered CDs	383,521	13,769	4.80%	—	—	0.00%
Total interest-bearing deposits	3,793,555	55,809	1.97%	3,178,532	5,374	0.23%
FHLBNY advances	143,873	5,355	4.98%	1,117	25	2.99%
Other Borrowings	221,389	6,937	4.19%	83,487	2,052	3.29%
Total borrowings	365,262	12,292	4.50%	84,604	2,077	3.28%
Total interest-bearing liabilities	4,158,817	68,101	2.19%	3,263,136	7,451	0.31%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,086,482			3,821,571
Other liabilities	72,821			85,996
Total liabilities	7,318,120			7,170,703
Stockholders' equity	523,078			529,696
Total liabilities and stockholders' equity	$7,841,198			$7,700,399

Net interest income / interest rate spread		$193,992	2.41%		$172,494	2.93%
Net interest-earning assets / net interest margin	$3,467,202		3.40%	$4,162,196		3.11%

Total deposits / total cost of deposits	$6,880,037		1.08%	$7,000,103		0.10%
Total funding / total cost of funds	$7,245,299		1.26%	$7,084,707		0.14%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Amounts are net of deferred origination costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty interest income in September YTD 2023 and September YTD 2022 of $0 million and $1.6 million, respectively

Net interest income was $194.0 million for the nine months ended September 30, 2023, compared to $172.5 million for the same period in 2022. The year-over-year increase of $21.5 million, or 12.5%, was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Our net interest spread was 2.41% for the nine months ended September 30, 2023, compared to 2.93% for the same period in 2022, a decrease of 52 basis points. Our net interest margin was 3.40% for the nine months ended September 30, 2023, an increase of 29 basis points from 3.11% in the same period of 2022. No prepayment penalties were earned in loan income in the nine months ended September 30, 2023, compared to a 3 basis point contribution to net interest margin in the same period of 2022.

The yield on average earning assets was 4.60% for the nine months ended September 30, 2023, compared to 3.24% for the same period in 2022, an increase of 136 basis points. This increase was driven primarily by the rising rate environment.

The average rate on interest-bearing liabilities was 2.19% for the nine months ended September 30, 2023, an increase of 188 basis points from the same period in 2022, which was primarily due to the increase in interest expense on borrowings with the increase in the average balance other borrowings, brokered CDs utilization, and the rising rate environment that led to an increase in interest expense paid for deposits. Non-interest-bearing deposits represented 45% of average deposits for the nine months ended September 30, 2023, compared to 55% for the nine months ended September 30, 2022.

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

	Three Months Ended September 30, 2023 over September 30, 2022			Nine Months Ended September 30, 2023 over September 30, 2022
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(402)	$1,118	$716	$(2,433)	$4,092	$1,659
Securities and FHLBNY stock	(3,549)	13,785	10,236	(3,919)	50,999	47,080
Resell Agreements	(1,845)	0	(1,845)	(3,693)	515	(3,178)
Total loans, net	6,296	5,018	11,314	22,420	14,167	36,587
Total interest income	500	19,921	20,421	12,375	69,773	82,148

Interest-bearing liabilities:
Savings, NOW and money market deposits	1,842	12,986	14,828	2,986	32,116	35,102
Time deposits	(49)	1,009	960	(323)	1,887	1,564
Brokered CDs	4,879	—	4,879	13,769	—	13,769
Total deposits	6,672	13,995	20,667	16,432	34,003	50,435
FHLBNY advances	661	296	957	3,800	1,530	5,330
Other borrowings	1,978	719	2,697	3,633	1,252	4,885
Total borrowings	2,639	1,015	3,654	7,433	2,782	10,215
Total interest expense	9,311	15,010	24,321	23,865	36,785	60,650
Change in net interest income	$(8,811)	$4,911	$(3,900)	$(11,490)	$32,988	$21,498

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
Three Months Ended September 30, 2023 and 2022

Our provision for credit losses totaled an expense of $2.0 million for the third quarter of 2023 compared to an expense of $5.4 million for the same period in 2022. The provision for credit losses on loans totaled $3.3 million, the provision for credit losses on securities totaled $18.0 thousand, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $1.3 million. Overall, the expense in the third quarter of 2023 was primarily driven by portfolio growth, certain individual reserves, and $2.0 million of solar charge-offs, offset by improvements in macro-economic forecasts used in the CECL model and releases of reserves for lower unfunded exposures.

Nine Months Ended September 30, 2023 and 2022

Our provision for credit losses totaled an expense of $10.9 million for the nine months ended September 30, 2023 compared to an expense of $10.6 million for the same period in 2022. The provision for credit losses on loans totaled $10.0 million, the provision for credit losses on securities totaled $83.0 thousand, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $0.4 million. Overall, provision expense was primarily driven by portfolio growth, certain individual reserves, offset by improvements in macro-economic forecasts used in the CECL model and releases of reserves for lower unfunded exposures.

For a further discussion of the allowance, see “Allowance for Credit Losses” below.
Non-Interest Income
Our non-interest income includes Trust Department fees, which consist of fees received in connection with investment advisory and custodial management services of investment accounts, service fees charged on deposit accounts, income on BOLI, gain or loss on sales of securities, sales of loans, income from equity method investments, and other income.
The following table presents our non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Trust Department fees	$3,678	$3,872	$11,613	$10,842
Service charges on deposit accounts	2,731	2,735	7,897	8,008
Bank-owned life insurance income	727	785	2,054	2,882
Losses on sale of securities	(1,699)	(1,844)	(5,052)	(2,264)
Gains (losses) on sale of loans, net	26	(367)	30	(32)
Equity method investments income (loss)	550	(1,151)	1,261	(1,357)
Other income	767	973	2,127	1,592
Total non-interest income	$6,780	$5,003	$19,930	$19,671
Three Months Ended September 30, 2023 and 2022

Non-interest income was $6.8 million for the third quarter of 2023, compared to $5.0 million for the third quarter in 2022. The increase of $1.8 million in the third quarter of 2023 compared to the corresponding quarter in 2022, was primarily due to a $1.8 million increase in income from equity method investments.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.7 million in the third quarter of 2023, a decrease of $0.2 million, or 5.0%, from same period in 2022.

Equity method investments income consists of income from solar tax equity investments. Due to the recognition of tax credits upon initial investment, income from these investments is volatile before achieving steady state. In the early stages of the investment, accelerated depreciation of the value of the investment creates net losses, after which steady state income is achieved, generally within four quarters of the initial investment. Equity method investments income was $0.6 million for the third quarter of 2023, compared to a loss of $1.2 million in the third quarter of 2022.

Nine Months Ended September 30, 2023 and 2022

Non-interest income was $19.9 million for the nine months ended September 30, 2023, compared to $19.7 million for the nine months ended September 30, 2022. The increase of $0.2 million was primarily due to a $2.7 million increase in income from equity investments, and an increase in other income of $0.5 million primarily attributed to increased gains on the repurchase of subordinated debt. This was partially offset by $2.8 million in increased losses on the sale of securities, $0.6 million of which relates to the loss on the sale of a portion of a SIVB Corporate bond, and the remainder as part of strategic sales in order to reinvest in higher yielding securities.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $11.6 million in the third quarter of 2023, an increase of $0.8 million, or 7.1%, from same period in 2022.

Equity method investments income consists of income from solar tax equity investments. Due to the recognition of tax credits upon initial investment, income from these investments is volatile before achieving steady state. In the early stages of the investment, accelerated depreciation of the value of the investment creates net losses, after which steady state income is achieved, generally within four quarters of the initial investment. Equity method investments income was $1.3 million in the nine months ended September 30, 2023, compared to a loss of $1.4 million for the same period in 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Compensation and employee benefits	$21,345	$19,527	$64,525	$55,242
Occupancy and depreciation	3,349	3,481	10,184	10,378
Professional fees	2,222	3,173	7,211	8,733
Data processing	4,545	4,149	13,176	13,660
Office maintenance and depreciation	685	807	2,130	2,316
Amortization of intangible assets	222	262	666	785
Advertising and promotion	816	795	3,431	2,410
Federal deposit insurance premiums	1,200	1,014	3,018	2,440
Other expense	2,955	3,050	9,154	9,037
Total non-interest expense	$37,339	$36,258	$113,495	$105,001

Three Months Ended September 30, 2023 and 2022
Non-interest expense for the third quarter of 2023 was $37.3 million, an increase of $1.0 million from the third quarter of 2022. The increase of $1.0 million from the third quarter of 2022 was primarily driven by a $1.8 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount, offset by a decrease in professional fees of $1.0 million.

Nine Months Ended September 30, 2023 and 2022

Non-interest expense for the nine months ended September 30, 2023 was $113.5 million, an increase of $8.5 million from $105.0 million for nine months ended September 30, 2022. The increase was driven by a $9.3 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount, corporate incentive payments, and temporary personnel costs, offset by a decrease in professional fees of $1.5 million.

Income Taxes

Three Months Ended September 30, 2023 and 2022

We had a provision for income tax expense of $8.8 million for the third quarter of 2023, compared to $8.1 million for the third quarter of 2022. Our effective tax rate for the third quarter of 2023 was 28.4%, compared to 26.0% for the third quarter of 2022, which reflects a higher effective tax rate for the year.

Nine Months Ended September 30, 2023 and 2022

We had a provision for income tax expense of $24.2 million for the nine months ended September 30, 2023, compared to $19.9 million for same period in 2022. Our effective tax rate for the nine months ended September 30, 2023 was 27.1%, compared to 25.9% for the same period in 2022.

Financial Condition

Balance Sheet

Our total assets were $7.91 billion at September 30, 2023, compared to $7.84 billion at December 31, 2022. Notable changes within individual balance sheet line items include a $235.9 million increase in loans receivable, net, a $180.5 million decrease in investment securities, a $395.8 million increase in deposits, and a $345.6 million decrease in FHLB advances and other borrowings.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at September 30, 2023 or at December 31, 2022. As of September 30, 2023, while the Company has the intent and ability to hold securities until maturity, if a strategic opportunity presents itself, the Company may sell available for sale securities in order to reposition into higher yielding loans and securities.

At September 30, 2023 and December 31, 2022, we had available for sale securities of $1.49 billion and $1.81 billion, respectively.

At September 30, 2023, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.68 billion at September 30, 2023, and $1.54 billion at December 31, 2022.
With the adoption of the CECL standard as of January 1, 2023, management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $18.7 million at September 30, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at January 1, 2023 was $0.7 million. The provision for credit losses for held-to-maturity securities for the three months ended September 30, 2023 was $18.0 thousand, and $83.0 thousand for the nine months ended September 30, 2023.
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
Accrued interest receivable on available-for-sale debt securities totaled $9.4 million at September 30, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	September 30, 2023		December 31, 2022
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Mortgage-related:
GSE residential CMOs	$353,171	11.1%	$389,260	11.6%
GSE commercial certificates & CMO	128,241	4.0%	213,786	6.4%
Non-GSE residential certificates	96,751	3.1%	107,080	3.2%
Non-GSE commercial certificates	84,877	2.7%	97,482	2.9%

Other debt:
U.S. Treasury	197	0.0%	192	0.0%
ABS	667,402	21.0%	862,163	25.7%
Trust preferred	9,319	0.3%	10,143	0.3%
Corporate	112,966	3.6%	132,370	3.9%
Residential PACE assessments	38,526	1.2%	—	0.0%
Total available for sale	1,491,450	47.0%	1,812,476	54.0%

Held-to-maturity:
Traditional securities:
GSE residential CMOs	$65,353	2.1%	$69,391	2.1%
GSE commercial certificates	89,641	2.8%	90,335	2.7%
GSE residential certificates	416	0.0%	428	0.0%
Non GSE commercial certificates	32,669	1.0%	32,635	1.0%
Non GSE residential certificates	47,563	1.5%	50,468	1.5%
ABS	282,164	8.9%	288,682	8.6%
Municipal	94,275	3.0%	95,485	2.8%
Other	—	0.0%	2,000	0.1%

PACE assessments:
Commercial PACE assessments	270,020	8.5%	255,424	7.6%
Residential PACE assessments	800,484	25.2%	656,453	19.6%
Total held-to-maturity	1,682,585	53.0%	1,541,301	46.0%

Total securities	$3,174,035	100.0%	$3,353,777	100.0%

The following table shows contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of September 30, 2023
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Mortgage-related:
GSE residential CMOs	$—	0.0%	$—	0.0%	$46,137	2.0%	$350,322	3.6%
GSE commercial certificates & CMO	—	0.0%	17,359	2.8%	82,363	5.4%	38,189	2.6%
Non-GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	113,429	2.8%
Non-GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	95,270	3.8%

Other debt:
U.S. Treasury	200	1.3%	—	0.0%	—	0.0%	—	0.0%
ABS	—	0.0%	2,250	2.4%	280,119	7.0%	411,553	5.7%
Trust preferred	—	0.0%	9,991	6.2%	—	0.0%	—	0.0%
Corporate	—	0.0%	54,047	4.1%	80,008	3.8%	—	0.0%
Residential PACE assessments	—	0.0%	—	0.0%	—	0.0%	38,950	0.0%

Held-to-maturity:
Traditional securities:
GSE residential CMOs	—	0.0%	—	0.0%	—	0.0%	65,353	2.9%
GSE commercial certificates	—	0.0%	15,020	3.1%	16,146	2.1%	58,475	2.8%
GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	416	3.9%
Non GSE commercial certificates	—	0.0%	—	0.0%	—	0.0%	32,669	2.1%
Non GSE residential certificates	—	0.0%	—	0.0%	—	0.0%	47,563	3.1%
ABS	—	0.0%	—	0.0%	31,917	6.9%	250,247	5.8%
Municipal	—	0.0%	9,433	3.7%	3,551	2.2%	81,291	2.6%

PACE assessments:
Commercial PACE assessments	—	0.0%	—	0.0%	—	0.0%	270,020	4.9%
Residential PACE assessments	—	0.0%	—	0.0%	—	0.0%	800,484	5.1%

Total securities	$200	1.3%	$108,100	3.9%	$540,241	5.7%	$2,654,231	4.5%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings as of September 30, 2023:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$535,790	56%	2.8	100%	98%	2%	0%	0%	0%	100%
Consumer	172,401	18%	5.5	0%	96%	0%	0%	4%	0%	100%
Mortgage	169,883	18%	1.7	83%	100%	0%	0%	0%	0%	100%
Student	71,492	8%	4.3	70%	79%	21%	0%	0%	0%	100%
Total Securities:	$949,566	100%	3.2	77%	96%	3%	0%	1%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 96% carry AAA credit ratings and 3% carry A credit ratings or higher. Approximately 70% of this portfolio is classified as “available for sale.”

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.30 billion as of September 30, 2023 compared to $4.06 billion as of December 31, 2022. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023		December 31, 2022
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,050,355	24.1%	$925,641	22.5%
Multifamily mortgages	1,094,955	25.1%	967,521	23.6%
Commercial real estate mortgages	324,139	7.4%	335,133	8.2%
Construction and land development mortgages	28,326	0.6%	37,696	0.9%
Total commercial portfolio	2,497,775	57.2%	2,265,991	55.2%

Retail portfolio:
Residential real estate lending	1,409,530	32.3%	1,371,779	33.5%
Consumer solar(1)	415,324	9.5%	416,849	10.2%
Consumer and other(1)	42,116	1.0%	47,150	1.1%
Total retail portfolio	1,866,970	42.8%	1,835,778	44.8%
Total loans	4,364,745	100.0%	4,101,769	100.0%

Net deferred loan origination costs(2)	—		4,233
Allowance for credit losses(3)	(67,815)		(45,031)
Total loans, net	$4,296,930		$4,060,971

(1) The Company adopted the CECL standard on January 1, 2023. As a result, the classification of loan segments was updated, and all loan balances for presented periods have been reclassified.
(2) With the adoption of the CECL standard, loans balances as of September 30, 2023 are presented at amortized cost, net of deferred loan origination costs.

(3) With the adoption of the CECL standard, the allowance for credit losses on both loans and securities as of September 30, 2023 is calculated under the current expected credit losses model. For December 31, 2022, no allowance was calculated on securities, and the allowance on loans presented is the allowance for loan losses calculated using the incurred loss model.

Commercial loan portfolio
Our commercial loan portfolio comprised 57.2% of our total loan portfolio at September 30, 2023 and 55.2% of our total loan portfolio at December 31, 2022. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at September 30, 2023 by exposure was $4.0 million with a median size of $0.9 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission-aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.05 billion at September 30, 2023, which comprised 24.1% of our total loan portfolio. During the nine months ended September 30, 2023, the C&I loan portfolio increased by 13.5% from $925.6 million at December 31, 2022.
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
Our multifamily loans totaled $1.09 billion at September 30, 2023, which comprised 25.1% of our total loan portfolio. During the nine months ended September 30, 2023, the multifamily loan portfolio increased by 13.2% from $967.5 million at December 31, 2022.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $324.1 million at September 30, 2023, which comprised 7.4% of our total loan portfolio. During the nine months ended September 30, 2023, the CRE loan portfolio decreased by 3.3% from $335.1 million at December 31, 2022.

Retail loan portfolio
Our retail loan portfolio comprised 42.8% of our total loan portfolio at September 30, 2023 and 44.8% of our loan portfolio at December 31, 2022. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of September 30, 2023, 82% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of New Resource Bank, 16% were purchased from two third parties on or after July 2014, and 2% were purchased by us from other originators before 2010. Our residential real estate lending loans totaled $1.41 billion at September 30, 2023, which comprised 75.5% of our retail loan portfolio and 32.3% of our total loan portfolio. As of September 30, 2023, our residential real estate lending loans increased by 2.8% from $1.37 billion at December 31, 2022.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code (UCC) financing statements. Our consumer solar loans totaled $415.3 million at September 30, 2023, which comprised 9.5% of our total loan portfolio, compared to $416.8 million, or 10.2%, of our total loan portfolio at December 31, 2022.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $42.1 million at September 30, 2023, which comprised 1.0% of our total loan portfolio, compared to $47.2 million, or 1.1% of our total loan portfolio, at December 31, 2022.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics excluding deferred loan origination costs at September 30, 2023:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
September 30, 2023:
Commercial Portfolio:
Commercial and industrial	$156,838	$309,018	$374,695	$209,804	$1,050,355
Multifamily	173,553	550,491	364,740	6,171	1,094,955
Commercial real estate	42,718	204,263	70,545	6,613	324,139
Construction and land development	26,717	1,609	—	—	28,326

Retail Portfolio:
Residential real estate lending	11	2,861	153,121	1,253,537	1,409,530
Consumer solar	43	2,425	54,810	358,046	415,324
Consumer and other	476	2,764	28,887	9,989	42,116
Total Loans	$400,356	$1,073,431	$1,046,798	$1,844,160	$4,364,745

(In thousands)	One year or less	After one but within five years	After 5 years but within 15 years	More than 15 years	Total
Gross loan maturing after one year with:
Fixed interest rates	$240,539	$803,738	$925,970	$1,201,761	$3,172,008
Floating or adjustable interest rates	159,817	269,693	120,828	642,399	1,192,737
Total Loans	$400,356	$1,073,431	$1,046,798	$1,844,160	$4,364,745

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.

The following tables presents, by loan type, the changes in the allowance for credit losses at September 30, 2023 under the CECL standard, and the allowance for loans losses at September 30, 2022 under the incurred loss methodology:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Balance at beginning of period	$67,431	$39,477	$45,031	$35,866
Adoption of ASU 2016-13	—	—	21,229	—
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	—	—	1,726	—
Multifamily	1,228	—	2,355	416
Commercial real estate	—	—	—	—
Construction and land development	—	389	—	389
Retail portfolio:
Residential real estate lending	4	1,519	63	2,340
Consumer solar	1,949	1,223	5,580	3,019
Consumer and other	15	120	254	187
Total loan charge-offs	3,196	3,251	9,978	6,351
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	6	5	48	17
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	2
Retail portfolio:
Residential real estate lending	244	300	571	1,625
Consumer solar	—	219	842	343
Consumer and other	11	9	25	52
Total loan recoveries	261	533	1,486	2,039
Net charge-offs	2,935	2,718	8,492	4,312
Provision for credit losses	3,319	5,363	10,047	10,568
Balance at end of period	$67,815	$42,122	$67,815	$42,122

During the quarter, the allowance for credit losses on loans increased $0.4 million to $67.8 million at September 30, 2023 from $67.4 million at June 30, 2023. The ratio of allowance to total loans was 1.55%, a decrease of 4 basis points from 1.59% in the second quarter of 2023.
The allowance for credit losses on loans increased $22.8 million to $67.8 million at September 30, 2023 from $45.0 million at December 31, 2022. On January 1, 2023, the adoption of the CECL standard increased the allowance for credit losses on loans by $21.2 million to recognize the Day 1 cumulative effect, primarily attributed to our consumer solar portfolio. The ratio of allowance to total loans was 1.55% at September 30, 2023 and 1.10% at December 31, 2022. Considering the Day 1 cumulative effect, the ratio of allowance to total loans at January 1, 2023 was 1.61%.
At September 30, 2023, the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at June 30, 2023. On January 1, 2023, an allowance of $0.7 million was recorded to recognize the Day 1 cumulative effect, primarily attributed to commercial and residential PACE assessments. Additionally, the allowance for expected credit losses on off-balance sheet loan exposures was increased by $2.7 million to recognize the Day 1 cumulative impact of adopting the CECL standard.
Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At September 30, 2023		At December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$16,936	24.1%	$12,916	22.5%
Multifamily	4,723	25.1%	7,104	23.6%
Commercial real estate	2,112	7.4%	3,627	8.2%
Construction and land development	1,214	0.6%	825	0.9%
Total commercial portfolio	$24,985	57.2%	$24,472	55.2%

Retail Portfolio:
Residential real estate lending	$15,649	32.3%	$11,338	33.5%
Consumer solar	24,060	9.5%	6,867	10.2%
Consumer and other	3,121	1.0%	2,354	1.1%
Total retail portfolio	$42,830	42.8%	$20,559	44.8%

Total allowance for credit losses	$67,815		$45,031

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

The following table sets forth our nonperforming assets as of September 30, 2023 and December 31, 2022:

(In thousands)	September 30, 2023	December 31, 2022
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	2,189	6,914
Nonaccrual loans - Commercial	28,041	18,308
Nonaccrual loans - Retail	6,283	3,391
Nonaccrual securities	31	36
Total nonperforming assets	$36,544	$28,649

Nonaccrual loans:
Commercial and industrial	$7,575	$9,629
Multifamily	—	3,828
Commercial real estate	4,575	4,851
Construction and land development	15,891	—
Total commercial portfolio	28,041	18,308

Residential real estate lending	3,009	1,807
Consumer solar	2,817	1,584
Consumer and other	457	—
Total retail portfolio	6,283	3,391
Total nonaccrual loans	$34,324	$21,699

Nonperforming assets to total assets	0.46%	0.44%
Nonaccrual assets to total assets	0.43%	0.36%
Nonaccrual loans to total loans	0.79%	0.53%
Allowance for credit losses on loans to nonaccrual loans	197.58%	207.53%
Allowance for credit losses on loans to total loans	1.55%	1.10%
Annualized net charge-offs (recoveries) to average loans	0.27%	0.16%

Nonperforming assets totaled $36.5 million, or 0.46% of period-end total assets at September 30, 2023, an increase of $7.9 million, compared with $28.6 million, or 0.44% of period-end total assets at December 31, 2022. The increase in non-performing assets at September 30, 2023 compared to December 31, 2022 assets was primarily driven by $8.8 million in construction loans that were placed on nonaccrual status in the third quarter. In addition, a $4.7 million construction loan was transferred from held for sale to held for investment in the second quarter.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $62.9 million, or 0.8% of total assets, at September 30, 2023, as follows: $54.8 million are commercial loans currently in workout that management expects will be rehabilitated; $8.1 million are residential 1-4 family or retail loans at 30-89 days delinquent.
Resell Agreements
As of September 30, 2023, we have not entered into any short term investments of resell agreements. As of December 31, 2022, we had entered into $25.8 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.86%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $63.3 million at September 30, 2023 and $62.5 million at December 31, 2022. As of September 30, 2023, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more likely than not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $6.99 billion at September 30, 2023, compared to $6.60 billion at December 31, 2022. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, political action committees ("PACs"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of September 30, 2023 and December 31, 2022, we had approximately $951.2 million and $643.6 million, respectively, in political deposits which are primarily in demand deposits.
Total estimated uninsured deposits at September 30, 2023 and December 31, 2022 were $3.76 billion and $4.52 billion, respectively.
Maturities of time certificates of deposit and other time deposits of more than $250,000 outstanding at September 30, 2023 are summarized as follows:

Maturities as of September 30, 2023
(In thousands)	Balance
Within three months	$22,026
After three but within six months	1,865
After six months but within twelve months	7,463
After twelve months	750
Total	$32,104
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of September 30, 2023 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300, and 400 basis points.

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

Change in Market Interest Rates as of September 30, 2023	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-28.5%	(405,626)	-18.8%	(48,463)
+300 basis points	-19.6%	(279,661)	-11.1%	(28,780)
+200 basis points	-11.7%	(167,007)	-5.4%	(13,926)
+100 basis points	-4.5%	(63,638)	-1.8%	(4,538)
-100 basis points	-2.1%	(29,334)	-1.2%	(3,103)
-200 basis points	-8.1%	(116,146)	-3.2%	(8,187)
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
At September 30, 2023, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $140.2 million, or 1.8% of total assets, compared to $63.5 million, or 0.8% of total assets at December 31, 2022. The $76.7 million, or 120.7%, increase is due to strategic investment securities sales and borrowings. Our available for sale securities at September 30, 2023 were $1.49 billion, or 18.9% of total assets, compared to $1.81 billion, or 23.1% of total assets at December 31, 2022. Investment securities with an aggregate fair value of $116.2 million at September 30, 2023 were pledged to secure public deposits and repurchase agreements.
The liability portion of the balance sheet serves as our primary source of liquidity. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2023, we had $4.4 million advances from the FHLBNY and a remaining credit availability of $1.88 billion. In addition, we maintain borrowing capacity of approximately $588.1 million with the Federal Reserve’s discount window or BTFP that is secured by certain securities from our portfolio which are not pledged for other purposes. Our cash and borrowing capacity totaled $2.6 billion of immediately available funds, in addition to unpledged securities with two-day availability of $576.0 million for total liquidity within two-days of $3.2 billion, which provided coverage for 85% of total uninsured deposits.
The outstanding balance related to borrowings from the BTFP at September 30, 2023 was $230.0 million, and is recorded in Other borrowings on the consolidated statements of financial condition.
Capital Resources

Total stockholders’ equity at September 30, 2023 was $546.3 million, compared to $509.0 million at December 31, 2022, an increase of $37.3 million. The increase was primarily driven by $65.3 million of net income and a $3.4 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $9.3 million of dividends, $7.2 million in stock repurchases, and a $17.8 million tax effected charge to retained earnings related to the adoption of the CECL standard. We did not elect to utilize the optional three-year phase-in period for the Day 1 adverse regulatory capital effects upon adopting the CECL standard.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
September 30, 2023
Consolidated:
Total capital to risk weighted assets	$766,401	15.28%	$401,208	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	633,166	12.63%	300,906	6.00%	N/A	N/A
Tier 1 capital to average assets	633,166	7.89%	321,014	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	633,166	12.63%	225,680	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$751,113	14.98%	$401,196	8.00%	$501,495	10.00%
Tier I capital to risk weighted assets	688,306	13.73%	300,897	6.00%	401,196	8.00%
Tier I capital to average assets	688,306	8.58%	321,011	4.00%	401,264	5.00%
Common equity tier 1 to risk weighted assets	688,306	13.73%	225,673	4.50%	325,972	6.50%

December 31, 2022
Consolidated:
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of September 30, 2023, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of September 30, 2023:

September 30, 2023	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(In thousands)
Subordinated Debt	$70,427	$—	$—	$—	$70,427
Operating Leases	34,918	2,842	31,117	959	—
Purchase Obligations	21,734	4,612	8,672	3,900	4,550
Certificates of Deposit	572,448	216,926	282,418	38,400	34,704
	$699,527	$224,380	$322,207	$43,259	$109,681

Investment Obligations

We are a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE, assessment securities until December 2023. As of September 30, 2023, we had purchased $662.4 million of these obligations and had an estimated remaining commitment of $69.3 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The PACE assessments held in the Company's available for sale and held-to-maturity investment portfolios at September 30, 2023 were $38.5 million and $1.07 billion, respectively.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Material changes in our market risk as of September 30, 2023 from that presented in the 2022 Annual Report are described in Part II, Item 1A of this Form 10-Q below. Our interest rate sensitivity position at September 30, 2023 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of September 30, 2023. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Liquidity constraints may require that we sell investment securities at a loss, negatively impacting our net income, earnings, and capital. As of September 30, 2023, our net unrealized losses on available for sale securities totaled $128.7 million, and our net unrecognized losses on held-to-maturity securities totaled $204.8 million. Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an inflationary environment where they may be compelled to withdraw deposits in order to cover rising expenses. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. For instance, our political campaigns, PACs, and state and national party committee clients totaled $951.2 million in deposits as of September 30, 2023 and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

The recent bank failures caused substantial market disruption that has not yet stabilized, leading to ongoing concerns about the liquidity of the financial services industry. Ongoing destabilization could exacerbate deposit outflows due to concerns that deposits held at the Bank exceed the amount of insurance provided by the FDIC, which provides basic deposit coverage with limits up to $250,000 per customer. In particular, continuing negative media attention and the rapid spread of rumors, concerns and misinformation on social media could cause panic among investors, depositors, customers and the general public. Deposit outflows could increase if customers with uninsured deposits look for alternative placements for their funds to weather banking sector volatility and instability. Our total estimated uninsured deposits at September 30, 2023 was $3.8 billion. Our cash and borrowing capacity totaled $2.6 billion of immediately available funds, in addition to unpledged securities with two-day availability of $576.0 million for total liquidity within two-days of $3.2 billion, which provided coverage for 85% of total uninsured deposits. An increase in deposit outflows could require us to seek alternate sources of liquidity to fund our operations and meet withdrawal demands. These alternate sources of liquidity could include higher-cost borrowings (as a result of competition for liquidity and rising interest rates), which could negatively affect our financial performance. Regulators could impose new requirements on banks, which could limit future growth. These changes may be more difficult or expensive than we anticipate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended September 30, 2023 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
July 1 through July 31, 2023	120,710	$18.80	112,158	$21,413,458
August 1 through August 31, 2023	26,871	18.56	19,590	$21,042,899
September 1 through September 30, 2023	10,000	17.56	10,000	$20,867,261
Total	157,581	$18.68	141,748

(1) Includes shares withheld by the Company to pay the costs associated with tax withholdings related to the exercise of stock options and RSU and PSU vesting. There were 7,585 shares withheld for taxes during the quarter.

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $2.6 million of common stock was purchased during the third quarter of 2023.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On July 31, 2023, Sean Searby, Executive Vice President, Chief Operations Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,500 shares of the Company’s common stock, net of shares to be withheld for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after November 6, 2023 and ending on the earlier of October 31, 2024 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On August 14, 2023, Mandy Tenner, Executive Vice President and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 12,155 shares of the Company’s common stock, net of shares to be withheld for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after November 13, 2023 and ending on the earlier of November 12, 2024 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the quarters ended September 30, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the quarters ended September 30, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended September 30, 2023, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

November 3, 2023	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2023	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

November 3, 2023	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)