Form 10-K
period 2023-12-31
Amalgamated Financial Corp.
filed 2024-03-07
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

The aggregate market value of the voting stock of the registrant held by non‑affiliates was approximately $284,459,116 based on the closing sale price of $16.09 per share on June 30, 2023. For purposes of the foregoing calculation only, all directors and named executive officers of the registrant, Workers United have been deemed affiliates. As of March 6, 2024, the registrant had 30,509,410 shares of common stock outstanding at $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for those losses;
•deposit outflows and subsequent declines in liquidity caused by factors that could include lack of confidence in the banking system, a deterioration in market conditions or the financial condition of depositors;
•changes in our deposits, including an increase in uninsured deposits;
•our ability to maintain sufficient liquidity to meet our deposit and debt obligations as they come due, which may require that we sell investment securities at a loss, negatively impacting our net income, earnings and capital;
•unfavorable conditions in the capital markets, which may cause declines in our stock price and the value of our investments;
•continued fluctuation of the interest rate environment, including changes in net interest margin or changes that affect the yield curve on investments;
•the general decline in the real estate and lending markets, particularly in commercial real estate in our market areas, and the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
•changes in legislation, regulation, public policies, or administrative practices impacting the banking industry, including increased minimum capital requirements and other regulation in the aftermath of recent bank failures;
•the outcome of legal or regulatory proceedings that may be instituted against us;
•our inability to achieve organic loan and deposit growth and the composition of that growth;
•the composition of our loan portfolio, including any concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which we operate;
•inaccuracy of the assumptions and estimates we make and policies that we implement in establishing our allowance for credit losses, including changes in the allowance for credit losses resulting from the adoption and implementation of the Current Expected Credit Loss (“CECL”) methodology;
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
•increased regulatory scrutiny and exposure from the use of “big data” techniques, machine learning, and artificial intelligence;
•a downgrade in our credit rating;
•“greenwashing claims” against us and our Environmental, Social and Governance (“ESG”) products and increased scrutiny and political opposition to ESG and Diversity, Equity and Inclusion (“DEI”) practices;

•any unanticipated or greater than anticipated adverse conditions (including the possibility of earthquakes, wildfires, and other natural disasters) affecting the markets in which we operate;
•physical and transitional risks related to climate change as they impact our business and the businesses that we finance;
•future repurchase of our shares through our common stock repurchase program; and
•descriptions of assumptions underlying or relating to any of the foregoing.

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

Item 1.    Business
General Overview
Amalgamated Financial Corp., a Delaware public benefit corporation ("we" or the "Company"), was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020 (the “Agreement”). Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 42% of our equity as of December 31, 2023.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes residential mortgage loans, commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily loans, consumer loans (predominantly residential solar) and a variety of commercial and consumer deposit products, including non-interest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services, and the availability of a nationwide network of ATMs for our customers.
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
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. We hold governance positions in the United Nations ("UN") convened Net Zero Banking Alliance and the Global Partnership for Carbon Accounting Financials ("PCAF") and an advisory role for the Glasgow Finance Alliance for Net Zero.

Environmental, Social, and Governance Responsibility
We maintain an explicit commitment to the highest corporate social responsibility and ESG standards. Under the direction of our Board of Directors (the "Board") and executive management, we are diligent in fulfilling our mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive social change. This year, the full Board of Directors took the oversight role for our Corporate Social Responsibility, ESG activities and communications from the Executive Committee of the Board. In addition, a formal cross-departmental Corporate Social Responsibility (“CSR”) Committee is comprised of employees and executive leadership responsible for implementing various CSR and ESG policies, strategies, and communications. The CSR Committee is led by the Chief Sustainability Officer and reports quarterly to the Board.
Our business strategy is focused on providing impact banking and lending services to a customer base that cares about how their money is invested. That strategy is rooted in our 100-year history as a bank serving working people, labor unions, nonprofits, foundations, and impact businesses. We believe that there is a growing base of customers who want to entrust their monies with a company that aligns with their values. Our policy is to not lend to, or invest our own money in, (i) fossil fuel companies, (ii) companies that manufacture weapons, (iii) companies that we do not believe support the rights of workers, women, immigrants, or the lesbian, gay, bisexual, transgender, queer or questioning, and more ("LGBTQ+") community, or (iv) companies that take positions that are not aligned with our mission.
We have been an international leader in supporting strong environmental standards, sustainable finance, and responsible and sustainable banking practices. As a founding signatory of the United Nations Principles for Responsible Investing, a founding signatory to the United Nations Principles for Responsible Banking, and a founding member and Steering Group member of the UN Net Zero Banking Alliance, we publicly committed to use finance as a tool to build a more sustainable planet. We have taken several steps to continue our leadership in climate finance. We were one of the first U.S. banks to publish data in accordance with the PCAF and were the first U.S. bank to publish a net zero climate target in accordance with and now validated by the Science Based Targets ("SBTi") methodology. We published our loan portfolio climate targets in October 2021, which built on a 2030 target of 49% reduction in absolute emissions from our 2020 baseline and reaching Net Zero in 2045. As a part of our Net Zero Report we disclosed asset class level targets and transition details.
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
In 2023, Amalgamated Bank received recertification by B Labs USA, allowing it to promote itself to clients and the public as a B CorporationTM certified business. The median score of an ordinary business is 50.9, and the 2019 certification gave Amalgamated Bank a score of 115.1. With the 2023 impact score of 155.3, Amalgamated Bank has secured important external validation for our commitment to be America's socially responsible bank.
In 2023, we updated our Supplier Code of Conduct and have onboarded third-party resources to assist in assessing the diversity of vendors and increasing our ability to manage ongoing certification of vendors and compliance with our supplier policies.
Through our institutional investing platform, we regularly engage portfolio companies on climate transition, workplace equity and other material ESG matters. In 2023, as in previous years we have reviewed our portfolio performance with third party vendors to assess areas of particular ESG risk and conduct dedicated engagement with those companies in order to address potential risk to investors. We work with allied investor networks such as the Interfaith Center on Corporate Responsibility, Climate Action 100+ and As You Sow. This work is overseen by the Trust Committee of the Board of Directors and led by the Chief Trust Officer and Chief Sustainability Officer.
Engagement is an important part of our strategy across the Company. We work with lending clients that have positive impacts on environmental and social goals and have begun offering sustainability linked loans with increased environmental attributes. We have strict supplier policies that cover ESG goals and engage with major suppliers on their ESG performance.
Human Capital Management
We have an explicit commitment to strong social and human capital management standards. As of December 31, 2023, approximately 21% of our employees are unionized under a collective bargaining agreement. Employees are aware of our stance in supporting organized labor and workers’ rights. In 2019, we became the first U.S. bank to raise our minimum wage to $20 per hour. Over the course of 2021, we participated in the development of the Living Wage Initiative along with a select group of corporate leaders with strong human capital management track records and have now been certified as a Living Wage Employer. Our Code of Business Conduct and Ethics and Diversity, Equity and Inclusion ("DEI") Plan, informs our efforts for hiring, training, and workplace culture. As of December 31, 2023, 58% of our employees identify as women and 63% of our employees identify as people of color. As of December 31, 2023, women held 17 of 41 senior management positions (which is defined as Senior Vice President and above) and five of 11 executive management positions (which is defined as Executive Vice President and above). Additionally, nine of our 13, or 69%, of Board members identify as women and/or people of color and/or LGBTQ+.
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
We primarily face competition from the five major categories of competitors listed below. In each case, we rely on our focus on our socially responsible mission and on consumer products at a local and increasingly national level to attract mission-aligned customers and compete against these competitors.
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
In retail lending, we also compete with non-bank mortgage companies. The non-bank competition has access to a wide array of products and services offered through the secondary market and private participants. The ability to quickly utilize the latest technologies, while benefiting from lower regulatory and compliance costs, allow the non-bank competition to add new products at a fast pace. We seek to keep up with the non-bank mortgage competition by utilizing our portfolio products to give customers options they would not find at traditional banks. Veterans Administration ("VA") loans and Federal Housing Authority ("FHA") loans are part of our product offerings. We have invested in new technologies to keep pace in the market; integrating services directly into our point-of-sale and loan origination software systems to help mitigate risks and decrease the mortgage processing time. We have consistently increased our market presence in this retail lending space through the use of internet marketing, the ability to have customers apply online, adding more states to our mortgage lending area, collaborating with state and local nonprofits to help low to moderate income borrowers and hiring talented mortgage origination professionals.
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
We currently have an efficiently managed network of three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco, and one commercial office in Boston. Following our success in New York, a community we have now been a part of for over a century, we entered the Washington, D.C. market with a successful strategic expansion in 1998. We bolstered our efforts in the Washington, D.C. market in 2012 and have generated a 11% compound annual deposit growth rate during the five-year period ended December 31, 2023. Additionally, following the successful acquisition of New Resource Bank in 2018, we have become a trusted commercial lender in San Francisco and established ourselves in Boston.
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

Deposits
We gather deposits primarily through teams of bankers organized based on region and client segment. In addition, we bank politically active customers, such as campaigns, political action committees, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. Our teams of dedicated bankers have a strong familiarity with the segments they cover, and many have worked with organizations that make up our target customer base before starting their career in banking. We believe our deep understanding of these segments, customized solutions and relationship-based, personalized service model enable us to address our customers’ unique banking needs. As a result, we believe we have become one of the leading banks of choice for many of these groups who, in turn, contribute a significant source of low-cost core deposits to the bank. Our total deposit base is composed of 42% non-interest-bearing accounts and has an average cost of deposits of only 117 basis points for the year ended December 31, 2023. We believe that our focus on serving the banking interests of the mission-driven customer market gives us a competitive advantage over other commercial banks in generating business from our target customer base.
In addition to this commercial business development structure, we source consumer deposits through our branch network, online network, and mobile platform. Through these channels, we offer a variety of deposit products, including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. As of December 31, 2023, our deposit base consisted of $2.94 billion of checking deposits, $3.64 billion of other liquid deposits such as money market checking, savings and passbook deposits, $187.5 million of certificate of deposits, and $242.2 million of brokered deposits. The vast majority of our commercial deposits are derived from socially responsible organizations.
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
The growth of our commercial banking business has contributed to our trust, custody and investment management services business in recent years. As of December 31, 2023, we had over 1,000 custody accounts with $41.66 billion in assets under custody and approximately 500 investment management accounts with $14.82 billion in assets under management. For the years ended December 31, 2023 and December 31, 2022, we generated $15.2 million and $14.4 million of investment and trust fees, respectively.
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
Residential Real Estate
Our portfolio of originated real estate loans to individuals is based primarily in our geographic markets, but also a minority of real estate loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union ("SEIU") and American Federation of Teachers ("AFT"). Our residential loans are primarily closed-end mortgage loans, secured by a first lien on one-to-four family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. We also own portfolios of purchased one-to-four family loans, representing 3.1% of total assets as of December 31, 2023.
Multifamily and CRE
A substantial portion of our portfolio is composed of multifamily loans made to customers in New York, predominantly for rent-stabilized buildings. We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. Our cumulative historical multifamily loss rate from January 1, 2019 through December 31, 2023 is 13 basis points. The average current LTV of our multifamily loans is approximately 54%. Our CRE exposure is also predominantly in the New York metropolitan area and includes loans on office buildings, owner-occupied office buildings, retail centers, industrial facilities, mixed-use buildings, and education centers, with an average current LTV of 48%.
The following table presents our CRE portfolio composition by property type at December 31, 2023:

Property Type	% of Portfolio
Office	17.4%
Office - Owner Occupied	8.7%
Retail	15.7%
Industrial	23.8%
Mixed Use	6.0%
Education	13.0%
Other	15.6%
Total	100.0%
At December 31, 2023 our total multifamily portfolio is $1.15 billion, and our total multifamily loan exposure in New York State is approximately $775.1 million. Approximately 74% of these loans are to buildings with at least one rent regulated unit.

Securities
Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities, other asset-backed securities and Property Assessed Clean Energy ("PACE") investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 85.6% carry AAA credit ratings and 14.4% carry A credit ratings or higher. As of December 31, 2023, our securities portfolio has a weighted average yield of 4.86% and an estimated weighted average life of 6 years. Approximately 46.6% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLBNY stock represented 41.2% of total interest-earning assets as of December 31, 2023.
In 2019, we expanded into PACE financing which allows borrowers to finance energy efficient and other socially responsible building improvements with the repayment made through property tax assessments collected by municipalities. PACE assessments are typically pari passu with tax liens and senior to mortgage debt. Since 2019, we have purchased $1.48 billion of PACE assessments backed by improvements to residential and commercial properties. The residential assessments were originated by three different companies and were backed mostly by properties from California and Florida. The average assessment-to-value at origination for our residential and commercial PACE portfolios is approximately 9% and 22%, respectively. We added $319.7 million in PACE assets in 2023. PACE assessments are generally non-rated pass-through securities with no structural protections or guarantees added at the security level.
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
We expect to further enhance our franchise value by continuing to develop organic relationships with our target customer base in existing markets, expanding strategically into new geographies while maintaining our risk and expense discipline. We believe this will drive growth in our core banking business and our trust and investment management business. Protecting our values-based franchise also requires disciplined risk and expense management, which we believe is essential to our business strategy. Commitment to our customers’ values is a central tenet of our differentiated business model and we expect it to continue to serve as the pillar of our broader business strategy.
Focus on Deposit-led Organic Growth
Our primary goal is to develop organic relationships in our target customer segments to support the growth of our high quality, low-cost core deposit base. Our growth has been achieved by providing relationship-based, personalized-service and customized solutions. The success of our deposit gathering strategy has enabled us to become a primarily core deposit-funded institution, resulting in a lower cost funding base. Core deposits, which include checking accounts, money market accounts, and savings accounts, totaled $6.58 billion as of December 31, 2023 and represented 94% of total deposits. Our deposit strategy enables us to attract commercial depositors that also borrow and invest with us. Our total deposit growth has increased at a 10.9% compound annual growth rate over the last five years. We believe our reputation within our target customer base positions us well to sustain our growth trajectory.
Geographic Expansion
We intend to consider strategic expansions into new markets that have a large constituency of socially responsible organizations and individuals. We demonstrated our ability to grow organically through our expansion into Washington, D.C. and through the completed acquisition of New Resource Bank, based in San Francisco. In 2020, we opened our first commercial office in Boston as part of our efforts to expand organically into new markets. We intend to continue evaluating opportunities to efficiently expand our geographic footprint into other large metropolitan areas throughout the United States that share the same characteristics as our other current markets.

Grow Trust and Investment Management Business
We have been dedicated to serving the investment needs of our institutional clients for more than 40 years. We are committed to fostering strong client relationships and unparalleled understanding of our clients’ goals and objectives. We offer a broad range of both index and actively-managed funds spanning equity, and fixed-income strategies. As of December 31, 2023, we had $41.66 billion of assets under custody and $14.82 billion of assets under management. The growth of our commercial banking business has fueled the continued growth of our trust and investment management business, as approximately one-third of our trust and investment management clients utilize our deposit products. Our existing commercial clients have large trust and investment management needs. Our current infrastructure provides the necessary scale to increase our market presence among corporations, endowments, foundations and family offices. Invesco serves as our primary investment management subadvisor, bringing significant scale and experience to our investment management business, with over $1.59 trillion in assets under management, as of December 2023. Invesco has a wide range of investment management services across asset classes, with experience in Taft-Hartley plans, and a significant range of social responsibility investment products aligned with our mission. Our alliance with Invesco has led to new product development aimed specifically at the needs expressed by our mission-oriented clients.
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
Our management Credit Committee includes our Chief Credit Risk Officer, Chief Banking Officer, Director of Commercial Banking, Treasurer, Chief Legal Officer, Senior Credit Officers, Senior Lending Officer and Director of Commercial Real Estate. Our management Credit Committee generally meets weekly to evaluate and approve credits brought by loan officers. Prior to submitting a loan for approval, the loan will have gone through several rounds of underwriting and credit review starting with deal screens, underwriting performed by the lending unit, a review of the underwriting by our Credit Risk Management team, submission of a formal credit application memorandum that is also reviewed by our Credit Risk Management team, and an approval to move forward by a Senior Credit Officer. Particularly, during the underwriting process and prior to presentation to the management Credit Committee, the collateral properties on multifamily and CRE loans are visited by the originating relationship manager. There are no automatic factors that preclude a loan from being approved as we focus on the totality of the credit opportunity including the borrower’s financial strength, industry, loan structure, strategic fit, and economics. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process which includes, but is not limited to, the following:
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
We use third party appraisers to appraise the properties on which we make CRE loans. We choose these appraisers from a small group of qualified individuals and firms based on the specific type of property and the geographic area in which the property is located. The appraisal review process has been outsourced. The Appraisal Management Committee selects the appraising individual or firm (from a Bank-approved list), orders the appraisal, and reviews the completed appraisal. The full process is managed by the Senior Real Estate Credit Officer.
For one-to-four family residential real estate loans (first lien), our general policy is not to exceed an LTV of 80% unless the borrower obtains mortgage insurance. The LTV generally declines as the amount of the loan increases. For multifamily and CRE loans, our policies are to obtain an appraisal on each loan and, generally, to not exceed an LTV of 80% and 75%, respectively.
Loans to One Borrower. In accordance with “loans-to-one-borrower” regulations promulgated by the New York State Department of Financial Services ("NYDFS"), we are generally limited to lending no more than 15% of our unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, we must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of our unimpaired capital and unimpaired surplus. At December 31, 2023, our regulatory limit on loans-to-one borrower was approximately $123 million. Our management Credit Committee approval limit is $25 million, any loan over $25 million must be approved by the Credit Policy Committee. We regularly monitor concentration risk, which is the risk of lending too much to one particular customer or type of customer. Our loan policy establishes detailed concentration limits and sub limits by loan type and geography. Our management Credit Committee and our Credit Policy Committee review our concentration reports on a quarterly basis.
Ongoing Credit Risk Management. Credit risk management involves a collaboration among our loan officers or relationship managers, underwriters, and credit approval, credit administration, portfolio management and collections or loan workout personnel. We apply our collection policies uniformly to both our portfolio loans and loans serviced for others. We conduct monthly loan quality meetings, attended by representatives from each of the aforementioned groups, including the business unit leaders. Our Loan Quality Committee is our executive and senior management governing body for monitoring loans that have classified or criticized regulatory risk ratings, or as determined by our Chief Credit Risk Officer or Senior Credit Officers. Criticized loans are special mention loans as they show potential weakness that may result in the deterioration of future repayment. Classified loans are substandard loans and doubtful loans.
•Substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness, and there is a distinct possibility that the Company will sustain some loss).
•Doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable.

Our review of classified and criticized loans includes an evaluation of the market conditions, the property’s (or business entity’s) trends, the borrower and guarantor status, the level of reserves required, and loan accrual status.
Our Loan Quality Committee also reviews: delinquent loans, upcoming maturities, credit review cycles, and other credit monitoring reports across both the loan quality portfolio and non-loan quality portfolio, as well as non-performing residential loans. The Loan Quality Committee has approval authority for loan amendments and credit risk rating changes for reviewed credit exposures. A credit risk rating change requires a majority vote of the Loan Quality Committee and is reported to the Credit Policy Committee. After approval by Loan Quality Committee, the credit risk rating change is processed under our internal controls procedures.
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
Climate Risk Management
Climate-related risks are composed of (1) transitional risks, which are risks associated with the transition towards a low-carbon economy, (2) physical risks, which consist of the physical impacts from climate change including increased frequency and severity of natural disasters, sea levels rising, and extreme temperatures, and (3) regulatory risk as local, state and federal policy makers respond to the climate crisis with new regulations and market influence designed to speed up the transition to a low-carbon economy, mitigate climate risk and protect the economy from climate impacts. These longer-term impacts and events have broad material implications on business operations, supply chains, distribution channels, customers, and markets. The impacts of transition risk can lead to and amplify credit risk or market risk by reducing our customers’ operating income or the value of their assets as well as expose us to reputational and/or litigation risk due to increased regulatory scrutiny or negative public sentiment. Physical risk can lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral.
The Bank is closely monitoring stability in the insurance markets and the impact of climate losses on the availability and pricing of insurance for the real estate sector. Disruption in these markets could impact the economic circumstances of borrowers, the valuation of assets and borrower ability to meet lending terms on insurance coverage.
We continue to embed climate risk into our business strategy, and we are committed to ambitious action through risk management programs. The Bank is a supporter of the Task Force on Climate Related Financial Disclosures ("TCFD") and follows the TCFD framework across governance, strategy, risk management and targets for disclosing clear, comparable and consistent information about our risks and opportunities presented by climate change. We are excited to embark on this work, engage with clients to realize our goals, and communicate our progress to our valued stakeholders. Our climate risk mitigation efforts are communicated through our Net Zero Climate Target Report which is our plan to measure our impact, to set targets that guide our business and the impact we have in the world, and to be transparent about what this will mean for our business and operations. Similarly, our annual CSR report includes the key pillars of TCFD reporting and our approach to climate risk management, including our Scope 1, Scope 2 and Scope 3 emissions disclosures. The information on our website is not incorporated by reference in this report.
With respect to operational risk, we maintain continuity of operation plans that factor in extreme weather events and our ability to adapt to physical events that change our access to certain locations. This plan is maintained by management and reviewed by the Enterprise Risk Oversight Committee.
With respect to regulatory and policy risk, regulators at the federal level and at NYDFS have outlined approaches and expectations for supervision of climate risk for financial institutions, including banks. In December 2023, NYDFS finalized guidance to banks and mortgage institutions regarding material climate change-related financial and operational risks. NYDFS has not yet announced an implementation timeline for the guidance. The approach from policy makers reflects the frameworks of TCFD and an enterprise approach to risk management already very familiar to us and the work already underway.
With respect to transition risk, the Bank has low exposure to high emitting sectors, assets and geographies. The Bank's long standing position of fossil fuel exclusion policies in addition to its growth in climate solutions lending, significantly reduces the Bank's exposure to transition risk as a result of abrupt market or regulatory shifts. The Bank's credit and investment exposures are reflected in climate terms through GHG Protocol and PCAF Disclosures and add quantifiable metrics for managing emissions exposure. The Bank's climate targets and transition plans, published in 2021 and validated by the Science Based Targets Initiative ("SBTi") offer further assurance of transition risk management.
Information Technology Systems
We recognize the critical role of technology in driving operational efficiency and maintaining competitive advantage in today’s financial services landscape. We make investments in order to maintain scalable, efficient, secure and modern scalable information technology systems. We outsource a significant portion of our processing and services, which allows us to leverage vendors’ economies of scale and enables us to expand our capabilities as needed without the burden of legacy infrastructure. We work with our third-party vendors to ensure we are utilizing their applications efficiently and to their fullest capability. We use an integrated core system to originate and process loan and deposit accounts, which provides us with a high degree of automation, improves customer experience and reduces costs.
We continuously improve our cybersecurity posture and have implemented a multi-layered defense strategy to protect customer and confidential data. We actively monitor the cybersecurity threat landscape with a focus on the financial services sector for trends and new threats. Our Information Security Department proactively identifies and monitors systems to analyze risk to the organization and implement mitigating controls where appropriate. Formal security awareness training is conducted regularly to increase overall employee awareness about cyber threats. In addition to maintaining a defensive cybersecurity strategy, we have a disaster recovery site in an ISO 27001-certified separate colocation data center. We conduct regular business continuity and disaster recovery exercises to ensure our contingency plans support our operational needs.
Human Capital Resources
Our People
As of December 31, 2023, we had 425 employees, approximately 21% of whom are represented by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Four of our service employees at our headquarters, responsible for mechanical and technical repairs, are covered by the 2016 Independent Office Agreement between us and Local 32BJ, Service Employees International Union, the agreement of which was amended and extended through December 31, 2023. We are still operating under the prior agreement while the updated agreement is being finalized. The agreement generally governs, among other things, the subject employee’s compensation, vacation, severance, and working conditions and provides the union will only strike under very limited circumstances.
Certain of our office and clerical employees are covered by the Collective Bargaining Agreement between us and the Office and Professional Employees International Union ("OPEIU") local 153. The agreement generally governs, among other things, the subject employees’ compensation, vacation, severance, and working conditions and contains a “no-strike” clause, whereby, during the term of the agreement, the union will not strike and we will not initiate a lockout. On December 20, 2023, we and OPEIU entered into a Memorandum of Agreement ("MOA"), which among other things (i) extended the term of the collective bargaining agreement to June 30, 2026, and (ii) provided for a 3.5% wage increase effective the 1st of July 2023, 2024 and 2025, respectively.

Diversity, Equity, and Inclusion
The Company's commitment to DEI starts at the top with direct oversight from our Chief Executive Officer. Diversity is important to us at the highest levels and our Board of Directors is currently comprised of seven women, four racially or ethnically diverse members, and one LGBTQ+ member. Progress on recruiting and diversity of the workforce is reported regularly by management to the Board of Directors. A Head of Diversity Equity and Inclusion has been hired and forms a part of the senior management team. We believe maintaining and promoting a diverse and inclusive workplace where everyone feels valued and respected is essential for our growth. We have a formal Board diversity policy that states that, when assessing board nominees, the Governance and Nominating Committee must ensure diverse characteristics, including but not limited to gender, age, race, ethnicity, disability, and sexual orientation, are included in any pool of candidates from which the Board nominees are chosen.
We are focused on cultivating a diverse, inclusive and equitable culture where our employees can freely bring varied perspectives and experiences to work. We are committed to strategies to attract, retain, and develop top talent to fuel our growth and create value for stockholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and provide annual employee trainings on DEI. We have established employee resource groups to support employees from marginalized populations to help cultivate a healthy workplace culture. As of December 31, 2023, approximately 58% of our employees identify as women and women hold 17 of 41 senior management positions, and 63% of our employees identify as under-represented minorities and they hold 46% of senior management positions.
To increase diverse representation in our workforce, particularly in senior management, we have established placement goals for minorities and women where warranted and expanded recruitment at career fairs with diverse candidates.The Company promotes equity in employee hiring, retention and promotion, professional development and training, and community outreach. Our formal DEI plan includes enhanced policies, programs that recommit our focus to our social mission, and seek to drive continued change for our Company, customers, and communities. This plan is not only central to our mission but is a key part of our growth strategy and ensuring we are the Company of choice for our customer segments.
Pay Equity
The Company is committed to pay parity and in 2020 conducted its first pay equity audit. The Company published a pay equity analysis covering its 2022 compensation year, examining adjusted and median pay gaps for race and gender. The analysis of 2022 compensation found that there continues to be substantial parity in our adjusted pay for women and minorities. The adjusted female salary was 98 cents to the dollar of the adjusted male compensation. Similarly, on an adjusted basis, minorities earned 98 cents to the dollar compared to non-minorities. This disclosure also included data on the hiring, retention and promotion of employees by race and gender. The Company plans to publish similar analysis on an annual basis going forward.
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
We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive pay programs and to benchmark them against those of industry peers. We align our executives’ pay with performance by linking incentive pay to financial performance and we have stock ownership requirements for senior executives and our Board of Directors.
Promotions and Tenure
We believe our success depends on developing and promoting our employees. From December 31, 2022 to December 31, 2023, approximately 7.3% of our workforce was promoted. The average tenure of our employees is approximately seven years.

Health and Safety
The health and safety of our employees and customers is our highest priority. Given the fluidity of health and safety concerns since the start of the COVID-19 pandemic in 2020, we leverage federal, state, and local guidelines and requirements, in addition to consultation with an external healthcare consulting firm to guide our health and safety protocols.
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
For the year ending December 31, 2023, AREMCO had $9.5 million in taxable income. In December 2023, the Board of Directors of AREMCO declared a dividend payout of $9.2 million to be paid to stockholders on January 10, 2024. The dividend encompassed the outstanding tranches of AREMCO stock as follows; $9,237.00 per share of Class A Senior Preferred Stock.
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
The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware public benefit corporation, the Company is subject to the limitations of the Delaware General Corporation Law (DGCL"). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
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
The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions including our bank. The safety and soundness guidelines relate to, among other things, our internal controls, information systems, internal audit systems, credit underwriting and documentation, compensation, fees, benefits, asset quality, asset growth, earnings, and interest rate exposure. The standards assist the federal banking agencies with early identification and resolution of problems at insured depository institutions. If we were to fail to meet these standards, the FDIC could require us to submit a compliance plan and take enforcement action if an acceptable compliance plan were not submitted. In addition, the FDIC could terminate our deposit insurance if it determines that our financial condition was unsafe or unsound or that we engaged in unsafe or unsound practices that violated an applicable rule, regulation, order or condition enacted or imposed on us by our regulators.
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
Under certain circumstances, the FDIC may determine that the payment of a dividend would be an unsafe or unsound practice as a result of our financial condition and to prohibit the payment thereof. In particular, the FDIC has stated that excessive dividends can negate strong earnings performance and result in a weakened capital position and that dividends generally can be disbursed, in reasonable amounts, only after losses are eliminated and necessary reserves and prudent capital levels are established. In addition, the capital rules (and in particular, the capital conservation buffer, which was fully phased-in on January 1, 2019), require us to maintain 2.5% in Common Equity Tier 1 capital in order to pay a cash dividend. See “Capital and Related Requirements.”
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
Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital generally includes the allowance for credit losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our investment securities portfolio.

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
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the FDIA. The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2023, our capital ratios exceeded the minimum ratios established for a “well capitalized” institution.
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
In October 2023, federal bank agencies adopted a final rule to strengthen and modernize regulations implementing the CRA (the "CRA Rule"), which requires evaluation of bank performance to further address inequities in access to credit, and which would emphasize smaller-value loans and investments to low- and moderate-income communities. The CRA Rule also updates CRA assessment areas to include activities associated with online and mobile banking, and adopts a metrics-based approach to CRA evaluations of retail lending and community development financing. Some provisions of the CRA Rule will become effective on

April 1, 2024, while most provisions will become effective on January 1, 2026. Certain additional data collection and reporting requirements will not become effective until January 1, 2027.
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
•the ECOA and Regulation B, prohibiting discrimination on the basis of race, color, religion, or other prohibited factors in any aspect of a credit transaction;
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
•The FHA prohibits discrimination in all aspects of residential real-estate related transactions based on race or color, national origin, religion, sex, and other prohibited factors;
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
In addition, we are subject to increased regulations concerning consumer privacy, including the California Consumer Privacy Act ("CCPA") with respect to certain data regarding California residents and the NYDFS Cybersecurity Regulations, as amended by NYDFS in November 2023.
The CFPB is an independent regulatory authority housed within the Federal Reserve. The CFPB has broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

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
In March 2023, the CFPB adopted a final rule requiring covered lenders to collect information about their small business credit applications and report that information to the CFPB. Covered lenders that originate at least 2,500 small business loans annually must collect small business application data starting October 1, 2024, while lenders that originate at least 500 loans annually must collect small business application data starting April 1, 2025. Due to our small business lending volume, we anticipate that we will be required to comply with this rule by 2025, depending on the outcome of pending litigation challenging the final rule.
In recent years, the CFPB has increasingly scrutinized fees charged to consumers. In 2023, the CFPB brought enforcement actions against several financial institutions relating to consumer fees such as a subcategory of overdraft fee commonly referred to as an “APSN fee.” In October 2023, the CFPB issued an advisory opinion letter warning large financial institutions against charging fees to consumers in connection with account information requests. In January 2024, the CFPB issued a proposed rule entitled “Fees for Instantaneously Declined Transactions,” which proposes “to prohibit covered financial institutions from charging fees, such as nonsufficient funds fees, when consumers initiate payment transactions that are instantaneously declined”. As regulatory expectations regarding the assessment of fees continue to evolve, we may need to implement changes to our fees which could negatively impact our revenue.
Bank regulators take into account compliance with consumer protection laws when considering approval of expansionary proposals.
Anti-Money Laundering Regulation
As a financial institution, we must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970, commonly referred to as the Bank Secrecy Act (“BSA”). Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must also take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Financial institutions must comply with requirements regarding risk-based procedures for conducing ongoing customer due diligence, which requires us to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.
Current laws, such as the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT Act") (which amended the BSA), as described below, provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the USA PATRIOT Act. Bank regulators routinely examine institutions for compliance with these obligations, and this area has become a particular focus of the regulators in recent years. In addition, the regulators are required to consider compliance in connection with the regulatory review of certain applications. In recent years, regulators have expressed concern over banking institutions’ compliance with anti-money laundering requirements and, in some cases, have delayed approval of their expansionary proposals. The regulators and other governmental authorities have been active in imposing “cease and desist” orders and significant money penalty sanctions against institutions found to be in violation of the anti-money laundering regulations.
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
•improvements to existing information sharing provisions that permit financial institutions to share information relating to Suspicious Activity Reports with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and
•enhanced whistleblower protection provisions, allowing whistleblower(s) who provide original information which leads to successful enforcement of anti-money laundering laws in certain judicial or administrative actions resulting in certain monetary sanctions to receive up to 30 percent of the amount that is collected in monetary sanctions as well as increased protections;
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
USA PATRIOT Act
The USA PATRIOT Act became effective on October 26, 2001 and amended the BSA. The USA PATRIOT Act provides, in part, for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering by enhancing anti-money laundering and financial transparency laws, as well as enhanced information collection tools and enforcement mechanisms for the U.S. government, including:
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
State laws and regulations governing financial privacy and cybersecurity include the CCPA and the California Privacy Rights Act ("CPRA"), which amends and supplements the CCPA, with respect to certain data regarding California residents, the New York Department of Financial Services Cybersecurity Regulations, and other New York financial privacy laws and regulations. The NYDFS issued a rule, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity rule adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct an ongoing, comprehensive risk assessment and requires each institution’s Board of Directors, or a senior officer, to submit annual certifications of compliance with these requirements. Amendments effective November 1, 2023 further tailor the regulation to three tiers of companies with different defensive needs, increase governance and controls, and require more regular risk and vulnerability assessments.

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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in April 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets. Final regulations have not been adopted as of December 31, 2023. If adopted, these or other similar regulations would impose limitations on the manner in which we may structure compensation for our executives and other employees. The scope and content of the federal banking agencies’ policies on incentive compensation are continuing to develop and are likely to continue evolving.

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
In addition, the Tax Cuts and Jobs Act of 2017 contains certain provisions affecting performance-based compensation. Specifically, the pre-existing exception to the $1 million deduction limitation applicable to performance-based compensation was repealed. The deduction limitation is now applied to all compensation exceeding $1.0 million, for our covered employees, regardless of how it is classified, which would have an adverse effect on income tax expense and net income.
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
CRE Guidance
In 2022 and 2023, CRE markets faced significant headwinds due to increased vacancies, elevated interest rates, and declining property values, among other factors. In June 2023, the FDIC and other federal banking agencies, in consultation with the Federal Financial Institutions Examination Council State Liaison Committee, issued guidance entitled “Interagency Policy Statement on Prudent Commercial Real Estate Loan Accommodations and Workouts” (the “2023 CRE Guidance”), which replaced agencies’ 2009 “Policy Statement on Prudent Commercial Real Estate Loan Workouts”. The 2023 CRE Guidance discusses the importance of working constructively with CRE borrowers experiencing financial difficulty and is appropriate for all supervised financial institutions engaged in CRE lending.
The 2023 CRE Guidance also addresses (i) risk management, (ii) classification of loans, (iii) regulatory reporting, and (iv) accounting considerations.
The federal banking regulators previously issued guidance in December 2015 entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “2015 CRE Guidance”). In the 2015 CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease CRE underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators also previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” which stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the guidance states that such institutions have (1) total CRE loans representing 300% or more of the institution’s total capital and (2) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.
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
Market and Interest Rate Risks
Our business may be adversely affected by economic conditions.
Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values and a reduction in assets under management or administration. The majority of our loan portfolio is secured by real estate, 8.0% of which is commercial real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics (such as COVID-19), state or local government insolvency, or a combination of these or other factors.
There are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, and the Israel-Hamas conflict, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, including due to factors such as inflation and the end of student loan repayment moratoriums, as well as overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, high unemployment or underemployment, and inflation may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
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
There have been, and may be in the future, changes with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact our customers' costs, demand for their products, or the U.S. economy or certain sectors thereof and, thus, could adversely impact our business, financial condition and results of operations. U.S. and China disputes over trade, Taiwanese independence and China’s expanding military presence may result in additional tariffs, sanctions and trade restrictions. As a result of Russia’s invasion of Ukraine, the U.S. has imposed, and is likely to impose material additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the European Union (“EU”) and the U.K. and other jurisdictions. Additionally, an armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, may cause additional detrimental effects on the global economy, including capital markets. To the extent changes in the global political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted.
Our operations and clients are concentrated in large metropolitan areas.
The vast majority of our operations and clients are located in New York City, Washington, D.C., and San Francisco. In addition, at December 31, 2023, 88.7% of the properties securing our CRE, multifamily, or construction loans outstanding were located in the states of New York and California, and in Washington, D.C. Our success depends upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. In addition, these areas have been and may continue to be the target of terrorist attacks. A major terrorist attack in one of these areas could severely disrupt our operations and the ability of our clients to do business with us and cause losses to loans secured by properties in these areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic and social conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic and social conditions in these markets could generally affect our business, financial condition, results of operations and prospects.
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

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee ("FOMC") of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. In keeping with its commitment to returning inflation to its 2% objective, on January 31, 2024 the FOMC issued a statement that it decided to maintain short-term interest rates at a range of 5.25% to 5.50%, and indicated that the target range would not be reduced until there is greater confidence that inflation is moving sustainably towards 2%. We could experience net interest margin compression if our rates on our interest earning assets fail to increase in tandem with rates on our interest-bearing liabilities. Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
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
As of December 31, 2023, the fair value of our investment securities portfolio was approximately $3.03 billion. Factors beyond our control could significantly affect the fair value of these securities. These factors include, but are not limited to, changes in market conditions including changes in interest rates or spreads, changes in the credit profile of individual securities, changes in prepayment behavior of individual securities, rating agency actions in respect of the securities, or adverse regulatory action. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects.
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
We are subject to risk arising from conditions in the commercial real estate market.
As of December 31, 2023, commercial real estate mortgage loans comprised approximately 8.0% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulations. In recent years, commercial real estate markets have been particularly impacted by the economic disruption resulting from the COVID-19 pandemic. The COVID-19 pandemic has also been a catalyst for the evolution of various remote work options which could impact the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to higher credit risk related to our multifamily real estate lending in New York City.
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. The act generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2023, our total multifamily loan exposure in New York State is approximately $775.1 million, of which approximately $571.4 million, or 74%, represents our portfolio’s composition of rent stabilized and rent controlled apartments in the New York multifamily market.
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
Our estimated allowance for credit losses and fair value adjustments with respect to loans acquired in our acquisitions may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
We maintain an allowance for credit losses ("ACL") that represents management’s judgment of current expected credit losses and risks inherent in our loan portfolio. As of December 31, 2023, our ACL totaled $65.7 million, which represents approximately 1.49% of our total loans, net. The level of the allowance reflects management’s continuing evaluation of loan levels and portfolio composition, observable trends in nonperforming loans, historical loss experience, known and inherent risks in the portfolio, underwriting practices, adequacy of collateral, credit risk grading assessments, forecasted economic conditions, and other factors. The determination of the appropriate level of the ACL is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in ACL are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected. In addition, inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our ACL.

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
Our third party relationships could expose us to operational and regulatory risks.
We occasionally rely on third parties for internal and customer-facing services. The use of third parties may pose operational, compliance, and strategic risks to banks. The federal banking regulators expect banks implement controls to ensure that third parties perform their activities in compliance with applicable laws and regulations. In June 2023, the federal banking agencies issued “Interagency Guidance on Third-Party Relationships: Risk Management”, which requires banks to “analyze the risks associated with each third-party relationship and to calibrate its risk management processes”.
In addition, in October 2023, the FDIC issued a notice of proposed rulemaking and guidelines entitled “Guidelines Establishing Standards for Corporate Governance and Risk Management for Covered Institutions With Total Consolidated Assets of $10 Billion or More,” which would require covered institutions to implement corporate governance and risk management standards, among other things. Although we are not currently within the scope of institutions subject to the proposed rule, we may encounter heightened expectations for corporate governance and risk management in future FDIC examinations.
We depend on the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions, and in evaluating and monitoring our loan and lease portfolio on an ongoing basis, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. We may also rely on representations of those customers or counterparties or of other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate, incomplete, fraudulent or misleading financial statements, credit reports or other financial or business information, or the failure to receive such information on a timely basis, could result in credit losses, reputational damage or other effects that could have a material adverse effect on our business, financial condition or results of operations.
We participate in a multi-employer non-contributory defined benefit pension plan for both our unionized and non-unionized employees, which could subject us to substantial cash funding requirements in the future.

We are required to make contributions to the Consolidated Retirement Fund, a multi-employer pension plan that covers both our unionized and non-unionized employees. Our multi-employer pension plan expense totaled $7.2 million in 2023. Our obligations may be impacted by the funding status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from this multi-employer pension plan, we will likely need to record significant withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
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
Property Assessed Clean Energy ("PACE") financing is a means of financing energy-efficient upgrades or the installation of renewable energy sources for commercial, industrial and residential properties that are repaid over a selected term through property tax assessments, which are secured by the property itself and paid as an addition to the owners’ property tax bills. The unique characteristic of PACE assessments is that the assessment is attached to the property rather than the individual borrower. Active programs for residential PACE financing exist in California, Florida and Missouri. As of December 31, 2023, we had a portfolio of $258.0 million in commercial PACE assessments and $871.9 million in residential PACE assessments. These assessments are pari passu with tax liens and generally have priority over first mortgage liens.
Because PACE financing programs are typically enabled through state legislation and authorized at the local government level, variations between each state’s programs may expose us to increased compliance costs and risks. In addition, the Economic Growth, Regulatory Release, and Consumer Protection Act ("EGRRCPA") required the CFPB to prescribe regulations relating to residential PACE financings. In May 2023, the CFPB issued a proposed rule, but has not issued a proposed rule implementing EGRRCPA section 307 and amending Regulation ZX to address how TILA applies to PACE transactions. Specifically, the CFPB is contemplating regulations for PACE financing under the ability-to-repay requirements under the Truth in Lending Act, which are currently in place for residential mortgage loans. If final rules are adopted by the CFPB, we may be exposed to increased compliance and regulatory risks related to new residential PACE assessments. If we fail to comply with any final rules adopted by the CFPB, we may face reputational and litigation risks with respect to our PACE assessments.
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
Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and third-party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to joint federal bank agency rules, the GLBA, the NYDFS cybersecurity regulations, the CCPA, and the CPRA which, among other things: (i) impose certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) require that we provide certain disclosures to customers and others about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); (iii) limit retention of customer data; (iv) require notification of certain data breaches be provided to consumers and, in some circumstances, regulators; (v) require notification of extortion payments and ransomware deployments; (vi) require enhanced governance of cyber risk, including risk assessments at least annually and whenever a change in the business or technology causes a material change to our cyber risk; and (vii) require that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.
In particular, information pertaining to us and our customers is maintained, and transactions are executed, on our networks and systems or those of our customers or third-party partners, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain our clients’ confidence. While we have not experienced any material breaches of information security, such breaches may occur through intentional or unintentional acts by those having access or gaining access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Further, risk of cybersecurity incidents may increase with the political and economic instability or warfare (including the Russia and Ukraine war and campaigns by Chinese hackers to infiltrate computer networks associated with critical American infrastructure). We cannot be certain that the security measures we, or processors, have in place to protect this sensitive data will be successful or sufficient to protect against all current and emerging threats designed to breach our systems or those of processors. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks and regularly test our security, a breach of our systems, or those of processors, could result in losses to us or our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability—any of which could have a material adverse effect on our business, financial condition and results of operations.
We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party servicers' accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing, item/payment processing systems, and online banking platforms. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans or to gather deposits and provide customer service and it could compromise our ability to operate effectively, damage our reputation, result in a loss of business and subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. In addition, failure of third parties to comply with applicable laws and regulations, or fraud, misconduct, or material errors on the part of our employees or employees of any of these third parties could disrupt our operations or adversely affect our reputation.
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
In November 2021, federal bank regulators issued a joint final rule to establish computer-security incident notification requirements for banking organizations and their bank service providers. The rule requires FDIC-supervised banks to report certain incidents to their case manager and also requires covered bank service providers to promptly notify their FDIC-supervised bank customer when the service provider determines that it has experienced a notification incident.
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
We will have to respond to future technological changes. Specifically, if our competitors introduce new banking products and services embodying new technologies such as artificial intelligence and machine learning, or if new banking industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.
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
As of December 31, 2023, we had 425 employees, of which approximately 21% are represented by collective bargaining agreements or an employee union. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. In addition, negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results.On December 20, 2023, we and OPEIU entered into a Memorandum of Agreement ("MOA"), which among other things (i) extended the term of the collective bargaining agreement to June 30, 2026, and (ii) provided for a 3.5% wage increase effective the 1st of July 2023, 2024 and 2025, respectively.
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
Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an inflationary environment where they may be compelled to withdraw deposits in order to cover rising expenses. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. Our total on-balance sheet and off-balance sheet deposits totaled $7.32 billion as of December 31, 2023. For instance, our on-balance sheet and off-balance sheet deposits from political campaigns, PACs, and state and national party committee clients totaled $1.19 billion, or 16% of total on-balance sheet and off-balance sheet deposits as of December 31, 2023 and may increase or decrease their deposit balances significantly as we approach an election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Additionally, our on-balance sheet and off-balance sheet deposits from labor unions totaled $1.71 billion, or 23% of total on-balance sheet and off-balance sheet deposits as of December 31, 2023. Although we have been able to replace maturing or withdrawn deposits and advances historically as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity. While we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal, we may not be able to manage the risk of deposit volatility effectively. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
The recent bank failures caused substantial market disruption that has not yet stabilized, leading to ongoing concerns about the liquidity of the financial services industry. Ongoing destabilization could exacerbate deposit outflows due to concerns that deposits held at the Bank exceed the amount of insurance provided by the FDIC, which provides basic deposit coverage with limits up to $250,000 per customer. In particular, continuing negative media attention and the rapid spread of rumors, concerns and misinformation on social media could cause panic among investors, depositors, customers and the general public. Deposit outflows could increase if customers with uninsured deposits look for alternative placements for their funds to weather banking sector volatility and instability. Our total estimated uninsured deposits at December 31, 2023 was $4.0 billion. Our cash, off-balance sheet deposits, and borrowing capacity totaled $3.0 billion of immediately available funds, in addition to unpledged securities with two-day availability of $582 million for total liquidity within two-days of $3.6 billion, which provided coverage for 89% of total uninsured deposits.
An increase in deposit outflows could require us to seek alternate sources of liquidity to fund our operations and meet withdrawal demands. We may sell investment securities at a loss, negatively impacting our net income, earnings, and capital. As of December 31, 2023, our net unrealized losses on available for sale securities totaled $102.3 million, and our net unrecognized losses on held-to-maturity securities totaled $148.0 million. Other alternate sources of liquidity could include higher-cost borrowings (as a result of competition for liquidity and elevated interest rates), which could negatively affect our financial performance. Regulators could impose new liquidity requirements on banks, which could limit future growth. These changes may be more difficult or expensive than we anticipate.
In response to the recent bank failures and loss of public confidence in the banking sector, the government has increased its scrutiny of financial institutions. State and federal lawmakers and regulators have proposed new measures and regulations regarding capital levels, deposit concentrations, liquidity, risk management and deposit insurance. Such legal and regulatory changes could materially and adversely affect our business, results of operations or financial condition.
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
In particular, the capital requirements applicable to us under the Basel III rules, which became fully phased-in on January 1, 2019 required us to satisfy additional, more stringent, capital adequacy standards. The Basel III endgame rules, which were proposed in July 2023, would impose higher capital requirements on U.S. banks with at least $100 billion of assets. While the proposed rules are not currently expected to impact us, and we expect to meet the requirements of the Basel III rules, a failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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
We are a Certified B CorporationTM. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies certified by the B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. B Labs sets the standards for Certified B CorporationTM certification and may change those standards over time. Our reputation could be harmed if we lose our Certified B CorporationTM status, whether by choice or by our failure to meet B Lab’s certification requirements, if that change in status were to create a perception that we are no longer committed to the values shared by Certified B CorporationsTM. Likewise, our reputation could be harmed if our publicly reported B CorporationTM score declines, if that were to create a perception that we are less focused on meeting the Certified B CorporationTM standards.
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
In October 2023, the CFPB issued a Notice of Proposed Rulemaking for the Required Rulemaking on Personal Financial Data Rights rule to promote “open and decentralized banking” by requiring covered institutions to allow customers to authorize the transfer of certain customer information to other financial institutions. Once finalized, this rule could enable greater competition among banks and nonbanks for consumer market share, which could have a material adverse effect on our business, financial condition or results of operations.
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
Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. The critical accounting policies include the ACL. Because of the uncertainty of estimates involved in this matters, we may be required to significantly increase the allowance or sustain credit losses that are significantly higher than the reserve provided. Any of these could have a material adverse effect on our business, financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
We face a risk of noncompliance with the BSA and other anti-money laundering statutes and regulations and corresponding enforcement proceedings.
The BSA, the PATRIOT Act, the Anti-Money Laundering Act of 2020, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs, and to file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Treasury Department to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. Federal and state bank regulators also focus on compliance with BSA and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we may acquire are deficient, we would be subject to liability, including fines, and regulatory actions such as restrictions on our ability to pay dividends and engage in acquisitions, which would negatively impact our business, financial condition and results of operations. In recent years, sanctions that the regulators have imposed on banks that have not complied with all requirements have been especially severe. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to the Community Reinvestment Act and federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.
The Community Reinvestment Act (“CRA”), the ECOA and the FHA impose nondiscriminatory lending requirements on financial institutions. The FDIC, the NYDFS, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. In October 2023, the FDIC, the FRB and the OCC jointly adopted final regulations for modernizing and implementing the CRA, which will become effective on April 1, 2024, with a multi-year phase-in. These regulations create a complex regulatory scheme that will impact how the Bank’s compliance with the CRA is evaluated and that will increase its compliance obligations, unless the regulations are successfully challenged in court. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisitions and expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
We are exposed to litigation and compliance risks related to our ESG products.
As a Certified B CorporationTM, we maintain an explicit commitment to the highest corporate social responsibility and ESG standards.
Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives.
There has been a significant rise in climate-related probes and litigation, including greenwashing claims, against banks. “Greenwashing” involves a business making misleading sustainability-related claims to investors or consumers, usually to boost its reputation and bottom line. Furthermore, ESG products in the banking and financial services sectors have become subject to heightened regulatory scrutiny for potentially misleading claims and poor controls. In 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. The SEC is bringing an increasing number of enforcement actions addressing ESG issues, including charges for making materially misleading statements about controls concerning ESG products and for policies and procedures failures. Allegations that our ESG products contain claims that have misled investors or consumers, or that the claims are subject to poor controls, even if ultimately unfounded, may fundamentally damage our reputation and our financial performance.
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
A significant percentage of our common stock is currently held by investment funds affiliated with an amalgamation of Workers United and numerous joint boards, locals or similar organizations authorized under the constitution of Workers United (the “Workers United Related Parties”). Workers United Related Parties own approximately 42% of our common stock. Significant stockholders will have a greater ability than our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, including mergers and acquisition transactions, amendments to our certificate of incorporation and bylaws, and other extraordinary corporate matters. The interests of these investors could conflict with the interests of our other stockholders, and any future transfer by these investors of their shares of common stock to other investors who have different business objectives could adversely affect our business, results of operations, financial condition, prospects or the market value of our common stock.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”).
The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the Federal Financial Institutions Examination Council (the “FFIEC”), the International Organization for Standardization and other applicable industry standards and regulations, including regulations promulgated by the NYDFS. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the data and information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. The Company’s strategy is informed by determinations of inherent risk and risk maturity level that are made in connection with an independent cybersecurity awareness assessment prepared for the FFIEC.
As one of the critical elements of the Company’s overall ERM approach, the Company’s Information Security Program is focused on the following key areas:
•Protecting the confidentiality, integrity, and availability of information systems and the nonpublic information stored on them.
•Identifying risks, defending against unauthorized access, and detecting, responding to, and recovering from cybersecurity incidents.
Risk Management, Strategy and Governance
Role of Management
The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
The Company has also established a governance structure and organization to manage cybersecurity risk. This includes escalation and reporting of cybersecurity incidents through the Chief Risk Officer’s organization to an Executive Response Team and the Board, and periodic reporting on the Information Security Program to the Information Cyber Security Subcommittee of the Enterprise Risk Management Committee, an executive committee that oversees the Information Security Program, and the Enterprise Risk Oversight Committee (the “EROC”), the Board committee that oversees the ERM framework.
The Chief Information Security Officer (“CISO”), under the supervision of the Company’s Chief Risk Officer (“CRO”) in coordination with the Company’s executive team, which includes our CEO, CFO, Chief Technology Officer (“CTO”) and Chief Legal Officer (“CLO”), works collaboratively across the Company to implement the Information Security Program, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans.
The CISO coordinates all aspects of the Information Security Program and presents a report on the Information Security Program to the Information Cyber Security Subcommittee on a quarterly basis so that the Subcommittee is made aware of a wide range of topics including recent developments in the Information Security Program, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.
In the absence of a permanent CISO at December 31, 2023, the Company contracted an interim CISO who previously had served as the Company's interim CTO from July of 2022 through October of 2023. Additionally this contractor served in various roles in information technology and information security for over 25 years, including serving as the Chief Information Officer and Chief

Technology Officer of two large public financial services companies. The interim CISO has also performed Information Security leadership roles in two technology companies assessing and managing cyber risk on large amounts of data.
The current CTO holds an undergraduate degree in computer science and a master’s degree in business administration. and has served in various roles in information technology for over 30 years, including serving as either the Chief Technology Officer or Chief Information Officer of four public companies.
Role of the Board of Directors
The Board’s oversight of cybersecurity risk management is supported by the EROC, which regularly interacts with the Company’s ERM function and the CISO.
The EROC oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The EROC receives regular presentations and reports on the Information Security Program, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties.
The EROC receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.
Although we have not historically experienced significant cybersecurity incidents, we and other banks are subject to attacks of increasing frequency and sophistication. Any significant breach, interruption or failure of our information systems could adversely affect our business operations and our financial condition, operating results and liquidity.
Technical Safeguards
The Company deploys technical safeguards that are designed to protect Company’s data and information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, stress testing based on top cyberattack scenarios and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning and by leveraging the Federal Reserve Bank of New York methodology for cyber risk (“FFIEC CyberSecurity Assessment Tool”). The Company regularly engages third parties to perform independent assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the EROC, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Incident Response and Recovery Planning
The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s timely and effective response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Executive Response Team of the Company and as guided by the Company’s Chief Risk Officer, to the Risk Committee when appropriate.

The Company’s Security Incident Response Team (“SIRT”) structure includes an Executive Response Team (“ERT”). The ERT is composed of all members of the Executive Management Team, the Head of Business Continuity Management, and the CISO (if the incident is due to a cyber breach), and it oversees a Management Response Team (“MRT”). In the event of a security incident, the Company’s designated Response Coordinator, who is the Information Security Manager or the CISO’s designee, shall investigate the reported security incident and assign an initial severity level. They will gather initial facts about the security incident, analyze information it has received, identify those entities affected by the security incident, assess the preliminary severity and extent of the damage (which can be financial or reputational).

If the severity is assessed as Low or Medium in accordance with criteria identified in the incident response and recovery plans, the Response Coordinator will report the incident to the CISO and complete the remediation actions for the cybersecurity incident and report the final outcome to the CISO. The CISO will report to the ERT remediation of Low or Medium cybersecurity incidents at least on a quarterly basis. If the cybersecurity incident is classified as a High, or at the Response Coordinator’s discretion, the Response Coordinator will report the cybersecurity incident to the CISO and promptly convene the ERT. The ERT will determine the appropriate steps necessary to respond to the cybersecurity incident and oversee the MRT’s execution of the response. The ERT will determine whether the cybersecurity incident needs to be escalated to the Board.
Third-Party Risk Management
The Company’s Vendor Management Program provides a risk-based approach to the assessment, measurement, monitoring, and control of risks related to third parties with whom the Company does business, including vendors, service providers and other external users of Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In particular, the Company confirms that new and existing service providers are implementing appropriate measures to protect customer information and customer information systems in conformance with the Company’s requirements.
Education and Awareness
Through its Information Security Awareness Program, the Company provides regular, mandatory training regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and effective practices.

Item 2. Properties.
As of December 31, 2023, our three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco, and one commercial office in Boston are leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our common stock is listed on The NASDAQ Global Market under the symbol “AMAL.” As of December 31, 2023, we had 30,428,359 shares of common stock outstanding and approximately 200 stockholders of record.
Dividend Policy
We have historically paid a quarterly cash dividend, and intend to continue paying a quarterly cash dividend of $0.10 per share on our common stock, although we may elect not to pay dividends or to change the amount of such dividends. Any actual determination relating to our dividend policy and the declaration of future dividends will be made, subject to applicable law and regulatory approvals, by our Board of Directors and will depend on a number of factors, including: (1) our historical and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our Board of Directors.
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
There can be no assurance that we will pay any dividends to holders of our common stock, or as to the amount of any such dividends. See “Cautionary Note Regarding Forward-Looking Statements” and “Supervision and Regulation—Amalgamated Financial Corp.—Capital Requirements and Payment of Dividends” and “Supervision and Regulation—Amalgamated Bank—Payment of Dividends.”

Stock Performance Graph
The following stock performance graph compares the cumulative total shareholder returns for the Company's common stock, KBW Bank Index and the KBW Regional Bank Index for the last five fiscal years. The graph assumes that an investor originally invested $100 in shares of the Bank's common stock at its closing price on December 31, 2018, and assumes reinvestment of dividends and other distributions to stockholders. The following stock performance graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

	Cumulative Total Returns Period Ending
	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	3/31/23	6/30/23	9/30/23	12/31/23
Amalgamated	$100.00	$99.74	$70.46	$86.00	$118.15	$90.72	$82.51	$88.31	$138.15
KBW Bank Index	100.00	132.14	114.13	154.12	117.55	95.63	93.50	91.26	111.92
KBW Regional Bank Index	100.00	120.38	105.82	140.94	127.62	103.91	96.95	98.33	122.51

Repurchases of Equity Securities
The following table contains information regarding purchases of our common stock during the three months ended December 31, 2023 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
October 1 through October 31, 2023	60,376	$16.56	60,376	$19,867,732
November 1 through November 30, 2023	30,688	19.47	4,800	$19,781,192
December 1 through December 31, 2023	5,283	26.82	—	$19,781,192
Total	96,347	$18.68	65,176
(1) Includes shares purchased as part of our publicly announced share repurchase program and withheld by the Company to pay the costs associated with tax withholding related to the exercise of stock options and RSU and PSU vesting. There were 6,227 shares withheld by the Company during the year ended December 31, 2023.
(2) Effective February 25, 2022, our Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of our outstanding common stock. The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $8.3 million of common stock were purchased during the year ended December 31, 2023. The approximate dollar value that may yet to be purchased under the plans or programs is $19.8 million.

Item 6.      [Reserved]
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following is a discussion of our consolidated financial condition as of December 31, 2023, as compared to December 31, 2022, and our results of operations for the years ended December 31, 2023, December 31, 2022, and December 31, 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
This discussion generally focuses on 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. Discussions of 2021 results and year-to-year comparisons between 2022 and 2021 can be found in the Management's Discussion and Analysis located in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 9, 2023.
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
Our Business
Amalgamated Financial Corp., a Delaware public benefit corporation was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of the Bank and the Bank became the sole subsidiary of the Company. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 42% of our equity as of December 31, 2023. As of December 31, 2023, our total assets were $7.97 billion, our total loans, net of deferred fees and allowance were $4.35 billion, our total deposits were $7.01 billion, and our stockholders' equity was $585.4 million. As of December 31, 2023, our trust business held $41.66 billion in assets under custody and $14.82 billion in assets under management.
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
We currently offer a wide range of trust, custody, and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to ensure their profit-making activities align for the benefit of all their stakeholders.
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of twelve commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector. We hold governance positions in the United Nations convened Net Zero Banking Alliance as part of the Steering Group, the Global Partnership for Carbon Accounting Financials as part of the Steering Committee, and as an advisory role for the Glasgow Finance Alliance for Net Zero. In 2022, our application to the International Standards Organization for a new merchant category code for gun and ammunition stores was approved, which will help in creating new tools that all financial institutions must now use to begin detecting and reporting suspicious activity associated with gun trafficking and mass shootings to FinCEN, the government agency charged with safeguarding the financial system from illicit use.

Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of generally accepted accounting policies ("GAAP") in the United States, or GAAP, the most significant of which are described in Note 1 of our audited consolidated financial statements, starting on page 86 of this report. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements, which begin on page 86 of this report.
Allowance for credit losses on loans
Methods and Assumptions Underlying the Estimate
On January 1, 2023, we adopted the Current Expected Credit Losses (“CECL”) Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In determining the allowance for credit losses for loans that share similar risk characteristics, the Company utilizes a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses are determined by aggregating the individual cash flows and calculating a loss percentage by loan segment for loans that share similar risk characteristics. For a loan that does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Within the model, assumptions are made in the determination of baseline loss rates, severity rates, reasonable and supportable economic forecasts, and prepayment rate.

The Company assesses the sensitivity of key assumptions at least annually by stressing the assumptions to understand the impact on the model. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic forecasts. The Company's forecast of economic conditions considers baseline, favorable, and adverse scenarios. As economic conditions can change, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly. Economic conditions more favorable than forecasted could lead to reductions in the amount of the allowance, and conversely conditions more adverse than forecasted could require increases in the amount of the allowance. Changes in economic forecasts may not occur in the same direction or magnitude across all segments of our loan portfolio and deterioration in some quantitative inputs may offset improvement in others. The Company selects the economic forecast that is most reflective of expectations at that point in time, and changes could significantly impact the calculated estimated credit losses.
For segments that rely on a peer group to develop baseline loss rates, statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of a peer group of banks. These models are then utilized to forecast future expected credit losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are made using qualitative factors. These factors include: (1) borrower's financial condition; (2) borrower's ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions.
For loans that do not share risk characteristics, the Company evaluates these loans on an individual basis based on various factors. Factors that may be considered are borrower delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrower’s circumstances or cash collections, borrower’s industry, or other facts and circumstances of the loan or collateral. The expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For collateral dependent loans, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, less estimated costs to sell.
Uncertainties Regarding the Estimate
Estimating the timing and amounts of future credit losses is subject to significant management judgment as these projected cash flows rely upon the estimates discussed above and factors that are reflective of current or future expected conditions. These estimates depend on the duration of current overall economic conditions, industry, borrower, or portfolio specific conditions. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected.
Customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. Bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or loan charge-offs.
Impact on Financial Condition and Results of Operations
If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance through charges to earnings would materially decrease our net income.
We may experience significant credit losses if borrowers experience financial difficulties, which could have a material adverse effect on our operating results.
In addition, various regulatory agencies, as an integral part of the examination process, periodically review the allowance for credit losses. Such agencies may require the Company to recognize adjustments to the allowance based on their judgments of the information available to them at the time of their examination.
Recently Issued Accounting Pronouncements
See Note 2 of our consolidated financial statements, which are included beginning on page 93 of this report for a discussion of recently issued accounting pronouncements that have been or will be adopted by us that will require enhanced disclosures in our financial statements in future periods.

Impact of Inflation and Changing Interest Rates
Our consolidated financial statements have been prepared in accordance with GAAP, which requires us to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession generally are not considered. The primary effect of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, our assets and liabilities are primarily monetary in nature. Therefore, the effect of changes in interest rates will have a more significant effect on our performance than will the effect of changing prices and inflation in general. While interest rates are greatly influenced by changes in the inflation rate, they do not necessarily change at the same rate or in the same magnitude as the inflation rate. Interest rates are highly sensitive to many factors that are beyond our control, including changes in the expected rate of inflation, the influence of general and local economic conditions and the monetary and fiscal policies of the United States government, its agencies and various other governmental regulatory authorities. For more information about how we evaluate interest rate risk, please see the section entitled “Quantitative and Qualitative Disclosures about Market Risk – Evaluation of Interest Rate Risk.”
Results of Operations
General
Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of interest expense on deposits and borrowings. Our results of operations are also dependent on non-interest income, consisting primarily of income from Trust Department fees, service charges on deposit accounts, net gains or losses on sales of investment securities and income from bank-owned life insurance (“BOLI”). Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and depreciation expenses, professional fees, data processing fees and other miscellaneous operating costs.
Net income for the year ended December 31, 2023 was $88.0 million, or $2.86 per average diluted share, compared to $81.5 million, or $2.61 per average diluted share, for the same period in 2022. The $6.5 million increase was primarily due to net interest income which increased by $21.5 million, and an increase of non-interest income of $5.4 million, offset by an increase in non-interest expense of $10.6 million, an increase in income tax expense of $10.1 million.
Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLBNY advances and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average net interest-earning assets. Average balances were derived from average daily balances. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Year Ended December 31,
	2023			2022			2021
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$142,053	$5,779	4.07%	$258,214	$2,186	0.85%	$521,681	$651	0.12%
Securities(1)	3,250,788	160,298	4.93%	3,391,056	106,417	3.14%	2,461,661	54,615	2.22%
Resell agreements	10,233	705	6.89%	182,304	4,237	2.32%	138,833	1,942	1.40%
Total loans, net (2)(3)	4,259,195	191,295	4.49%	3,615,437	145,649	4.03%	3,180,093	123,318	3.88%
Total interest-earning assets	7,662,269	358,077	4.67%	7,447,011	258,489	3.47%	6,302,268	180,526	2.86%
Non-interest-earning assets:
Cash and due from banks	5,140			7,126			7,853
Other assets	208,902			273,028			259,718
Total assets	$7,876,311			$7,727,165			$6,569,839

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,344,407	$59,818	1.79%	$2,981,688	$10,069	0.34%	$2,622,584	$4,788	0.18%
Time deposits	167,167	3,452	2.07%	185,692	638	0.34%	248,507	1,035	0.42%
Brokered CDs	364,833	17,854	4.89%	9,338	349	3.74%	—	—	—%
Total deposits	3,876,407	81,124	2.09%	3,176,718	11,056	0.35%	2,871,091	5,823	0.20%
Other borrowings	350,039	15,642	4.47%	200,726	7,593	3.78%	12,699	400	3.15%
Total interest-bearing liabilities	4,226,446	96,766	2.29%	3,377,444	18,649	0.55%	2,883,789	6,222	0.22%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,045,013			3,746,152			3,017,621
Other liabilities	73,770			82,931			116,256
Total liabilities	7,345,229			7,206,527			6,017,666
Stockholders' equity	531,082			520,638			552,173
Total liabilities and stockholders' equity	$7,876,311			$7,727,165			$6,569,839

Net interest income / interest rate spread		$261,311	2.38%		$239,840	2.92%		$174,304	2.64%
Net interest-earning assets / net interest margin	$3,435,823		3.41%	$4,069,567		3.22%	$3,418,479		2.77%

Total Cost of Deposits			1.17%			0.16%			0.10%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income
(2) Amounts are net of deferred origination costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty income in 2023, 2022, and 2021 of $0.1 million, $1.7 million, and $1.7 million, respectively.
Net interest income was $261.3 million for the year ended December 31, 2023, compared to $239.8 million for the same period in 2022. The $21.5 million, or 9.0% increase was primarily attributable to continued loan growth as well as increases in yields earned on securities and loans. These impacts are partially offset by an increase in the average balances of deposits and other interest-bearing liabilities, as well as an increase in the cost of funds.
Net interest spread was 2.38% for the year ended December 31, 2023, compared to 2.92% for the same period in 2022, a decrease of 54 basis points. Our net interest margin was 3.41% for the year ended December 31, 2023, an increase of 19 basis points from

3.22% in the same period in 2022. This was largely due to the continued loan growth, as well as increase in yields earned on loans and securities outpacing the increase in the cost of funds.
The yield on average earning assets was 4.67% for the year ended December 31, 2023, compared to 3.47% for the same period in 2022, an increase of 120 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan balances.
The average rate on interest-bearing liabilities was 2.29% for the year ended December 31, 2023, an increase of 174 basis points from the same period in 2022, which was primarily due to the rising rate environment, growth in interest-bearing deposits as customers moved into reciprocal products, as well as the utilization of brokered CDs and other borrowings. Non-interest-bearing deposits represented 44% of average deposits for the year ended December 31, 2023, compared to 54% for the year ended December 31, 2022.
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

	Year Ended December 31, 2023 over December 31, 2022
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(2,823)	$6,416	$3,593
Securities	(6,638)	60,519	53,881
Resell Agreements	(4,298)	766	(3,532)
Total loans, net	27,206	18,440	45,646
Total interest income	13,447	86,141	99,588

Interest-bearing liabilities:
Savings, NOW and money market deposits	5,874	43,875	49,749
Time deposits	(347)	3,161	2,814
Brokered CDs	17,505	—	17,505
Total deposits	23,032	47,036	70,068
FHLBNY advances	(275)	892	617
Other borrowings	5,517	1,915	7,432
Total borrowings	5,242	2,807	8,049
Total interest expense	28,274	49,843	78,117
Change in net interest income	$(14,827)	$36,298	$21,471

	Year Ended December 31, 2022 over December 31, 2021
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(1,213)	$2,748	$1,535
Securities	25,037	26,765	51,802
Resell Agreements	862	1,433	2,295
Total loans, net	17,058	5,273	22,331
Total interest income	41,744	36,219	77,963

Interest-bearing liabilities:
Savings, NOW and money market deposits	1,076	4,205	5,281
Time deposits	(243)	195	(48)
Total deposits	833	4,400	5,233
FHLBNY advances	2,368	2,370	4,738
Other borrowings	2,340	116	2,456
Total borrowings	4,708	2,486	7,194
Total interest expense	5,541	6,886	12,427
Change in net interest income	$36,203	$29,333	$65,536
Provision for Credit Losses
We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income. On January 1, 2023, we adopted the CECL standard for calculating the allowance for credit losses and the provision for credit losses. For further discussion of the adoption of and methodology under the CECL standard, refer to Note 1 and Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Provision for credit losses totaled an expense of $14.7 million for the year ended December 31, 2023, compared to an expense of $15.0 million for the same period in 2022. For the year ended December 31, 2023, the provision for credit losses on loans totaled $13.5 million, the provision for credit losses on securities totaled $1.2 million, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $0.1 million. Overall, the provision expense on loans was primarily driven by portfolio growth, and certain individual reserves, offset by improvements in macro-economic forecasts used in the CECL model and releases of reserves for lower unfunded exposures. The provision expense on securities was primarily driven by a $1.2 million charge-off of an unrealized loss position related to an corporate bond classified as available for sale related to Silicon Valley Bank following credit concerns over the issuer.
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
The following table presents our non-interest income for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Trust Department fees	$15,175	$14,449	$13,352
Service charges on deposit accounts	10,999	10,999	9,355
Bank-owned life insurance income	2,882	3,868	2,388
Gain (loss) on sale of securities	(7,392)	(3,637)	649
Gain (loss) on sale of loans	32	(610)	1,887
Loss on other real estate owned	—	(168)	(407)
Equity method investments income (loss)	4,932	(2,773)	150
Other income	2,708	1,769	1,015
Total non-interest income	$29,336	$23,897	$28,389
Non-interest income was $29.3 million for the year ended December 31, 2023, compared to $23.9 million for the same period in 2022, an increase of $5.4 million. The increase of $5.4 million was primarily due to a $7.7 million increase in income from equity investments and an increase in other income of $0.9 million primarily attributed to increased gains on the repurchase of subordinated debt. This was partially offset by $3.8 million in increased losses on the sale of securities as part of strategic sales in order to reinvest in higher yielding securities.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $15.2 million in the year ended December 31, 2023, an increase of $0.7 million, or 5.0%, from same period in 2022.

Equity method investments income consists of income from solar tax equity investments. Due to the recognition of tax credits upon initial investment, income from these investments is volatile before achieving steady state. In the early stages of the investment, accelerated depreciation of the value of the investment creates net losses, after which steady state income is achieved, generally within four quarters of the initial investment. Equity method investments income was $4.9 million in the year ended December 31, 2023, compared to a loss of $2.8 million for the same period in 2022.
Non-Interest Expense
The following table presents non-interest expense for the periods indicated:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Compensation and employee benefits	$85,774	$74,712	$69,844
Occupancy and depreciation	13,605	13,723	14,023
Professional fees	9,637	10,417	12,961
Data processing	17,744	17,732	16,042
Office maintenance and depreciation	2,830	3,012	3,057
Amortization of intangible assets	888	1,046	1,207
Advertising and promotion	4,181	3,741	3,230
Federal deposit insurance premiums	4,018	3,228	2,531
Other expense	12,570	12,960	9,360
Total non-interest expense	$151,247	$140,571	132,255
Non-interest expense for the year ended December 31, 2023 was $151.2 million, an increase of $10.7 million from $140.6 million for the year ended December 31, 2022. The increase was primarily due to a $11.1 million increase in compensation expense due to increased headcount, corporate incentive payments, and temporary personnel costs, an increase in federal deposit insurance premiums expense of $0.8 million, and an increase in advertising and promotion expense of $0.5 million, offset by a $0.8 million decrease in professional fees, and a $0.4 million decrease in other expense.

Income Taxes
We had a provision for income tax expense of $36.8 million for the year ended December 31, 2023, compared to $26.7 million for the same period in 2022. Our effective tax rate was 29.5% for the year ended December 31, 2023, compared to 24.7% for the same period in 2022. The increase in the effective tax rate was primarily driven by a $3.3 million adjustment related to a state and city tax examination, which included a $2.7 million uncertain tax liability as of December 31, 2023 regarding the inventory of prior net operating losses. For further discussion of the uncertain tax position, refer to Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
Financial Condition
Balance Sheet
Total assets were $7.97 billion at December 31, 2023, compared to $7.84 billion at December 31, 2022. Notable changes within individual balance sheet line items include a $417.0 million increase in total deposits, a $284.7 million increase in loans receivable, net, $27.0 million increase in cash and equivalents and a $24.2 million increase in resell agreements, offset by $173.9 million decrease in investment securities and a $345.6 million decrease in FHLB advances and other borrowings.
Investment Securities
The primary goal of our securities portfolio is to maintain an available source of liquidity and an efficient investment return on excess capital, while maintaining a low-risk profile. We also use our securities portfolio to manage interest rate risk, meet Community Reinvestment Act (“CRA”) goals, support the Company's mission, and to provide collateral for certain types of deposits or borrowings. An Investment Committee, chaired by our Chief Financial Officer, manages our investment securities portfolio according to written investment policies approved by our Board of Directors. Investments in our securities portfolio may change over time based on management’s objectives and market conditions.
We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”). We invest in non-GSE securities, including property assessed clean energy, or PACE, assessments, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.
Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at December 31, 2023 or at December 31, 2022. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
At December 31, 2023 and December 31, 2022, we had available for sale securities of $1.48 billion and $1.81 billion, respectively.
At December 31, 2023, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.70 billion at December 31, 2023, and $1.54 billion at December 31, 2022.
With the adoption of the CECL standard as of January 1, 2023, management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $22.5 million at December 31, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at January 1, 2023 was $0.7 million. The provision for credit losses for held-to-maturity securities was $79.0 thousand for the year December 31, 2023.
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
Accrued interest receivable on available-for-sale debt securities totaled $12.6 million at December 31, 2023 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held-to-maturity securities, as of the dates indicated.

	December 31, 2023		December 31, 2022		December 31, 2021
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$480,615	15.1%	$596,638	17.8%	$829,726	28.1%
Non-GSE certificates & CMOs	196,860	6.2%	224,706	6.7%	172,706	5.8%
ABS	627,635	19.7%	848,427	25.3%	972,211	32.9%
Corporate	120,741	3.8%	138,861	4.1%	132,153	4.5%
Other	3,888	0.1%	3,844	0.1%	6,614	0.2%

PACE assessments:
Residential PACE assessments	53,303	1.7%	—	—%	—	—%

Total available for sale	1,483,042	46.6%	1,812,476	54.0%	2,113,410	71.5%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	194,329	6.1%	187,652	5.6%	58,820	2.0%
Non-GSE certificates & CMOs	79,406	2.5%	83,103	2.5%	21,128	0.7%
ABS	279,916	8.8%	288,683	8.6%	75,800	2.6%
Municipal	66,635	2.1%	67,986	2.0%	57,327	1.9%
Other	—	—%	2,000	0.1%	3,100	0.1%

PACE assessments:
Commercial PACE assessments	258,306	8.1%	255,424	7.6%	175,712	5.9%
Residential PACE assessments	818,963	25.8%	656,453	19.6%	451,682	15.3%

Total held-to-maturity	1,697,555	53.4%	1,541,301	46.0%	840,469	28.5%

Total securities	$3,180,597	100.0%	$3,353,777	100.0%	$2,956,979	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of December 31, 2023
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$17,324	2.9%	$128,279	4.7%	$375,498	3.6%
Non-GSE certificates & CMOs	—	—%	—	—%	6,500	0.4%	212,050	3.4%
ABS	—	—%	5,149	4.9%	247,595	7.1%	395,841	5.9%
Corporate	3,000	6.5%	57,032	4.2%	80,006	3.8%	—	—%
Other	200	1.3%	3,997	6.2%	—	—%	—	—%

PACE assessments:
Residential PACE assessments	—	—%	—	—%	—	—%	52,863	7.5%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,948	3.1%	22,144	3.0%	157,237	2.9%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	79,406	2.7%
ABS	—	—%	—	0.0%	85,572	7.0%	194,344	5.4%
Municipal	—	—%	9,438	3.7%	3,545	2.2%	53,652	2.8%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	—	—%	258,306	5.0%
Residential PACE assessments	—	—%	—	—%	—	—%	818,963	5.1%

Total securities	$3,200	6.2%	$107,888	3.9%	$573,641	5.8%	$2,598,160	4.7%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of December 31, 2023:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	% Not Rated	Total
CLO Commercial & Industrial	$531,375	58%	2.7	100%	98%	2%	0%	0%	0%	100%
Consumer	160,276	18%	6.0	0%	14%	20%	66%	0%	0%	100%
Mortgage	146,939	16%	2.6	0%	100%	0%	0%	0%	0%	100%
Student	68,961	8%	4.3	30%	79%	21%	0%	0%	0%	100%
Total Securities:	$907,551	100%	3.4	61%	82%	6%	12%	0%	0%	100%
Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86% carry AAA credit ratings and 14% carry A credit ratings or higher. Approximately 70% of this portfolio is classified as “available for sale.”
Loans
Lending-related income is an important component of our net interest income and is a main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.35 billion as of December 31, 2023 compared to $4.06 billion as of December 31, 2022. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential one-to-four family (1st lien) mortgages and residential solar loans. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
We actively purchase loans from other originating institutions that we believe provide attractive risk-adjusted returns or for CRA purposes. Over the last two years we have made the following loan purchases:
•In 2023, we purchased $39.2 million of residential solar loans, $13.7 million of residential mortgages, $1.7 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $2.1 million of consumer home improvement loans and $10.8 million of commercial energy efficient loans.
•In 2022, we purchased $196.4 million of residential solar loans, $122.1 million of residential mortgages, $34.9 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $32.2 million of consumer home improvement loans and $11.2 million of commercial energy efficient loans.
We plan to selectively evaluate the purchase of additional loan pools that meet our underwriting criteria as part of our strategic plan.

The following table sets forth the composition of our loan portfolio, as of December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023		December 31, 2022
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,010,998	22.9%	$925,641	22.5%
Multifamily mortgages	1,148,120	26.1%	967,521	23.6%
Commercial real estate mortgages	353,432	8.0%	335,133	8.2%
Construction and land development mortgages	23,626	0.5%	37,696	0.9%
Total commercial portfolio	2,536,176	57.5%	2,265,991	55.2%

Retail portfolio:
Residential real estate lending	1,425,596	32.3%	1,371,779	33.5%
Consumer solar(1)	408,260	9.3%	416,849	10.2%
Consumer and other(1)	41,287	0.9%	47,150	1.1%
Total retail portfolio	1,875,143	42.5%	1,835,778	44.8%
Total loans	4,411,319	100.0%	4,101,769	100.0%

Net deferred loan origination costs (fees)(2)	—		4,233
Allowance for credit losses(3)	(65,691)		(45,031)
Total loans, net	$4,345,628		$4,060,971
(1) The Company adopted the CECL standard on January 1, 2023. As a result, the classification of loan segments was updated, and all loan balances for presented periods have been reclassified.
(2) With the adoption of the CECL standard, loans balances as of December 31, 2023 are presented at amortized cost, net of deferred loan origination costs.
(3) With the adoption of the CECL standard, the allowance for credit losses on loans as of December 31, 2023 is calculated under the current expected credit losses model. For December 31, 2022, and the allowance on loans presented is the allowance for loan losses calculated using the incurred loss model.
Commercial loan portfolio
Our commercial loan portfolio comprised 57.5% of our total loan portfolio at December 31, 2023 and 55.2% of our total loan portfolio at December 31, 2022. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at December 31, 2023 by exposure was $4.6 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.01 billion at December 31, 2023, which comprised 22.9% of our total loan portfolio. During the year ended 2023, the C&I loan portfolio increased by 9.2% from $925.6 million at December 31, 2022.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 74% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 54%.

Our multifamily loans totaled $1.15 billion at December 31, 2023, which comprised 26.1% of our total loan portfolio. During the year ended 2023, the multifamily loan portfolio increased by 18.7% from $967.5 million at December 31, 2022.
CRE. Our CRE loans are used to purchase or refinance office buildings, owner-occupied office buildings, retail centers, industrial facilities, mixed-used buildings, and education centers. Our CRE loans totaled $353.4 million at December 31, 2023, which comprised 8.0% of our total loan portfolio. During the year ended December 31, 2023, the CRE loan portfolio increased by 5.5% from $335.1 million at December 31, 2022.
Retail loan portfolio
Our retail loan portfolio comprised 42.5% of our total loan portfolio at December 31, 2023 and 44.8% of our loan portfolio at December 31, 2022. The major categories of our retail loan portfolio are discussed below:
Residential real estate lending. Our residential one-to-four family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of December 31, 2023, approximately 80% of our residential one-to-four family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of New Resource Bank, and approximately 20% were purchased or acquired. Our residential real estate lending loans totaled $1.43 billion at December 31, 2023, which comprised 76.0% of our retail loan portfolio and 32.3% of our total loan portfolio. During the year ended December 31, 2023, our residential real estate lending loans increased by 3.9% from $1.37 billion at December 31, 2022.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code (UCC) financing statements. Our consumer solar loans totaled $408.3 million at December 31, 2023, which comprised 9.3% of our total loan portfolio, compared to $416.8 million, or 10.2%, of our total loan portfolio at December 31, 2022.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $41.3 million at December 31, 2023, which comprised 0.9% of our total loan portfolio, compared to $47.2 million, or 1.1% of our total loan portfolio, at December 31, 2022.
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
The following table summarizes our loans held for investment portfolio at December 31, 2023 by maturity date.

(In thousands)	One year or less	After one but within five years	After 5 years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$136,242	$319,128	$362,246	$193,382	$1,010,998
Multifamily	176,574	603,317	362,067	6,162	1,148,120
Commercial real estate	71,796	205,887	69,167	6,582	353,432
Construction and land development	22,030	1,596	—	—	23,626

Retail Portfolio:
Residential real estate lending	2	4,231	147,186	1,274,177	1,425,596
Consumer solar	211	2,639	58,719	346,691	408,260
Consumer and other	956	3,313	28,400	8,618	41,287
Total Loans	$407,811	$1,140,111	$1,027,785	$1,835,612	$4,411,319
The following table presents our loans held for investment with maturity due after December 31, 2024:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$540,212	$334,544	$874,756
Multifamily	951,874	19,672	971,546
Commercial real estate	269,291	12,345	281,636
Construction and land development	1,596	—	1,596

Retail Portfolio:
Residential real estate lending	794,281	631,313	1,425,594
Consumer solar	408,049	—	408,049
Consumer and other	40,129	202	40,331
Total Loans	$3,005,432	$998,076	$4,003,508

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
The following tables presents, by loan type, the changes in the allowance for the periods indicated. With the adoption of the CECL standard, the allowance for credit losses for the year ended December 31, 2023 is calculated under the expected credit losses model. For the years ended December 31, 2022 and 2021, the allowance on loans presented is the allowance for loan losses using the incurred loss model.

	Year Ended December 31,
(In thousands)	2023	2022	2021

Beginning balance	$45,031	$35,866	$41,589
Adoption of ASU No. 2016-13	21,229	—	—
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	1,726	—	813
Multifamily	2,367	416	4,081
Commercial real estate	—	—	314
Construction and land development	4,664	389	—
Retail portfolio:
Residential real estate lending	65	2,448	1,081
Consumer solar	6,966	4,942	2,424
Consumer and other	270	201	275
Total loan charge-offs	16,058	8,396	8,988
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	53	274	221
Multifamily	20	—	—
Construction and land development	—	2	3
Retail portfolio:
Residential real estate lending	706	1,800	3,168
Consumer solar	1,211	423	87
Consumer and other	36	60	73
Total loan recoveries	2,026	2,559	3,552
Net charge-offs	14,032	5,837	5,436
Provision for credit losses	13,463	15,002	(287)
Balance at end of period	$65,691	$45,031	$35,866
The allowance for credit losses increased $20.7 million to $65.7 million at December 31, 2023 from $45.0 million at December 31, 2022. On January 1, 2023, the adoption of the CECL standard increased the allowance for credit losses on loans by $21.2 million to recognize the Day 1 cumulative effect, primarily attributed to our consumer solar portfolio. The ratio of allowance to total loans was 1.49% at December 31, 2023 and 1.10% at December 31, 2022. Considering the Day 1 cumulative effect, the ratio of allowance to total loans at January 1, 2023 was 1.61%.
At December 31, 2023, the allowance for credit losses on held-to-maturity securities was $0.7 million. On January 1, 2023, an allowance of $0.7 million was recorded to recognize the Day 1 cumulative effect, primarily attributed to commercial and residential PACE assessments. Additionally, the allowance for expected credit losses on off-balance sheet loan exposures was increased by $2.7 million to recognize the Day 1 cumulative impact of adopting the CECL standard.

Allocation of Allowance for Credit Losses on Loans
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At December 31, 2023		At December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$18,331	22.9%	$12,916	22.5%
Multifamily	2,133	26.1%	7,104	23.6%
Commercial real estate	1,276	8.0%	3,627	8.2%
Construction and land development	24	0.5%	825	0.9%
Total commercial portfolio	$21,764	57.5%	$24,472	55.2%

Retail Portfolio:
Residential real estate lending	13,273	32.3%	11,338	33.5%
Consumer solar	27,978	9.3%	6,867	10.2%
Consumer and other	2,676	0.9%	2,354	1.1%
Total retail portfolio	$43,927	42.5%	$20,559	44.8%

Total allowance for credit losses	$65,691		$45,031
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

The following table sets forth information about our nonperforming assets as of December 31, 2023 and December 31, 2022:

(In thousands)	December 31, 2023	December 31, 2022
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	989	6,914
Nonaccrual loans - Commercial	23,189	18,308
Nonaccrual loans - Retail	9,994	3,391
Nonaccrual securities	31	36
Total nonperforming assets	$34,203	28,649

Nonaccrual loans:
Commercial and industrial	$7,533	9,629
Multifamily	—	3,828
Commercial real estate	4,490	4,851
Construction and land development	11,166	—
Total commercial portfolio	23,189	18,308

Residential real estate lending	7,218	1,807
Consumer solar	2,673	1,584
Consumer and other	103	—
Total retail portfolio	9,994	3,391
Total nonaccrual loans	$33,183	21,699

Nonperforming assets to total assets	0.43%	0.37%
Nonaccrual assets to total assets	0.43%	0.36%
Nonaccrual loans to total loans	0.75%	0.53%
Allowance for credit losses on loans to nonaccrual loans	197.97%	207.53%
Allowance for credit losses on loans to total loans	1.49%	1.10%

Ratio of net charge-offs (recoveries) to average loans outstanding during the period:
Commercial and industrial	0.17%	(0.03)%
Multifamily	0.22%	0.05%
Commercial real estate	0.00%	—%
Construction and land development	15.21%	1.12%
Total commercial portfolio	0.36%	0.03%

Residential real estate lending	(0.05)%	0.05%
Consumer solar	1.39%	1.32%
Consumer and other	0.53%	0.39%
Total retail portfolio	0.29%	0.33%
Total	0.33%	0.16%
Nonperforming assets totaled $34.2 million, or 0.43% of period-end total assets at December 31, 2023, a increase of $5.6 million, compared with $28.6 million, or 0.37% of period-end total assets at December 31, 2022. The increase in nonperforming assets at December 31, 2023 compared to December 31, 2022 was primarily driven by an increase in residential real estate loans on nonaccrual status.

Refer to "Allowance for Credit Losses" for discussion on the allowance for credit losses.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $103.5 million, or 1.3% of total assets, at December 31, 2023, as follows: $76.8 million are commercial loans currently in workout that management expects will be rehabilitated; $9.1 million are residential real estate loans, with $9.1 million at 30-89 days delinquent.
At December 31, 2023, a $12.0 million multifamily loan that was in the process of being refinanced has been included as 30-89 days past due as it was past the maturity date. This loan was subsequently refinanced and is performing in accordance with the updated terms.
Resell Agreements
As of December 31, 2023, we had $50.0 million in short term investments of resell agreements, with a weighted interest rate of 6.34%. As of December 31, 2022, we had $25.8 million of short term investments of resell agreements backed by government guaranteed loans, with a weighted interest rate of 6.86%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $56.6 million at December 31, 2023 and $62.5 million at December 31, 2022. As of December 31, 2023, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.01 billion at December 31, 2023, compared to $6.60 billion at December 31, 2022. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep ("ICS") accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of December 31, 2023 and December 31, 2022, we had approximately $1.19 billion and $643.6 million, respectively, in on-balance sheet and off-balance sheet political deposits which are primarily in demand deposits.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2023, December 31, 2022 and December 31, 2021.

	2023			2022			2021
	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid
(In thousands)
Non-interest-bearing demand and transaction deposits	$3,045,013	$—	0.00%	$3,746,152	$—	0.00%	$3,017,621	$—	0.00%
NOW accounts	193,765	1,804	0.93%	207,675	450	0.22%	203,144	170	0.08%
Money market deposit accounts	2,787,911	54,334	1.95%	2,391,641	8,753	0.37%	2,054,286	4,237	0.21%
Savings accounts	362,731	3,680	1.01%	382,372	866	0.23%	365,154	381	0.10%
Time deposits	167,167	21,286	12.73%	185,692	961	0.52%	248,507	1,035	0.42%
Brokered CDs	364,833	20	0.01%	9,338	26	0.28%	—	—	—%
	$6,921,420	$81,124	1.17%	$6,922,870	$11,056	0.16%	$5,888,712	$5,823	0.10%

Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. These off-balance sheet deposits totaled $303.1 million at December 31, 2023 and zero at December 31, 2022. In return for record keeping services at Program Banks, the Company receives a servicing fee (“Servicing Fee”). For the fiscal year ended December 31, 2023, the Company recognized $149 thousand in servicing fee income compared to $17 thousand for the year ended December 31, 2022, and zero for the year ended December 31, 2021.
We had uninsured deposits of $4.04 billion, $4.52 billion, and $4.33 billion for the years ended 2023, 2022, and 2021, respectively. The decrease in uninsured deposits compared to the prior year is driven by customers moving excess funds into reciprocal deposit products.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2023 are summarized as follows:

Maturities as of December 31, 2023
(In thousands)
Within three months	$22,026
After three but within six months	1,865
After six months but within twelve months	7,463
After twelve months	750
$32,104
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
In addition to assessing liquidity risk on a consolidated basis, we monitor the parent company’s liquidity. The parent company’s routine funding requirements consist primarily of operating expenses, dividends paid to shareholders, debt service, repurchases of common stock and funds used for acquisitions. The parent company obtains funding to meet its obligations from dividends collected from its subsidiaries and the issuance of debt and capital securities. Dividend payments to the parent company by its subsidiary bank are subject to regulatory review and statutory limitations and, in some instances, regulatory approval. The Company maintains sufficient funding to meet expected capital and debt service obligations for 18 months without the support of dividends from subsidiaries and assuming access to the wholesale markets is maintained. The Company maintains sufficient liquidity to meet its capital and debt service obligations for 12 months under adverse conditions without the support of dividends from subsidiaries or access to the wholesale markets.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLBNY advances and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third-party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, securitization of loans or PACE assessments, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of debt or equity securities. We believe that the sources of available liquidity are adequate to meet our current and reasonably foreseeable future liquidity needs.
At December 31, 2023, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $90.6 million, or 1.1% of total assets, compared to $63.5 million, or 0.8% of total assets at December 31, 2022. The $27.0 million, or 42.5%, increase is due to normal business activities, strategic investment securities sales, and borrowings. Our available for sale securities at December 31, 2023 were $1.48 billion, or 18.6% of total assets, compared to $1.81 billion, or 23.1% of total assets at December 31, 2022. Available for sale securities with an aggregate fair value at December 31, 2023 of $909.9 million were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.35 billion were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2023, we had $4.4 million in advances from the FHLBNY and a remaining credit availability of $2.03 billion. In addition, we maintain additional borrowing capacity of approximately $588.0 million with the Federal Reserve’s discount window or Bank Term Funding Program ("BTFP") that is secured by certain securities from our portfolio which are not pledged for other purposes. The outstanding balance related to borrowings from the BTFP at December 31, 2023 was $230.0 million, and is recorded in Other borrowings on the Consolidated Statements of Financial Condition.
We also had $70.5 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $3.01 billion of immediately available funds, in addition to unpledged securities with two-day availability of $582 million for total liquidity within two-days of $3.59 billion, which provided coverage for 89% of total uninsured deposits.

The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of property assessed clean energy, or PACE, assessment securities until the end of July 2023. These investments are to be held in the Company's available for sale and held-to-maturity investment portfolio. As of December 31, 2023, we had purchased $718.2 million of PACE assessment securities from Pace Funding Group LLC and had a remaining commitment of $85.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, will be funded by a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.
Capital Resources
Total stockholders’ equity at December 31, 2023 was $585.4 million, compared to $509.0 million at December 31, 2022, an increase of $76.4 million. The increase was primarily driven by $88.0 million in net income and a $22.7 million increase in accumulated other comprehensive income due to the mark to market on our available for sale securities portfolio, offset by $12.4 million of dividends, $8.3 million in stock repurchases, and a $17.8 million tax effected charge to retained earnings related to the adoption of the CECL standard. We did not elect to utilize the optional three-year phase-in period for the Day 1 adverse regulatory capital effects upon adopting the CECL standard.
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
The following table shows the regulatory capital ratios for the Company and the Bank at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2023
Consolidated:
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$752,828	14.93%	$403,266	8.00%	$504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%

December 31, 2022
Consolidated:
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of December 31, 2023, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.
Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of December 31, 2023:

December 31, 2023
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$4,389	$4,389	$—	$—	$—
Subordinated Debt	70,546	—	—	—	70,546
Other Borrowings	230,000	230,000	—	—	—
Operating Leases	32,076	11,324	20,752	—	—
Certificates of Deposit	429,667	258,311	136,625	26,870	7,861
	$766,678	$504,024	$157,377	$26,870	$78,407

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of December 31, 2023 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.
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

Change in Market Interest Rates as of December 31, 2023	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-24.0%	(358,682)	-11.7%	(30,832)
+300 basis points	-15.5%	(232,293)	-6.0%	(15,696)
+200 basis points	-8.3%	(123,513)	-2.0%	(5,368)
+100 basis points	-1.8%	(26,588)	-0.1%	(235)
-100 basis points	-3.2%	(47,367)	-2.3%	(6,185)
-200 basis points	-6.5%	(97,549)	-3.5%	(9,140)

Item 8.      Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$2,856	$5,110
Interest-bearing deposits in banks	87,714	58,430
Total cash and cash equivalents	90,570	63,540
Securities:
Available for sale, at fair value:
Traditional securities	1,429,739	1,812,476
Property Assessed Clean Energy ("PACE") assessments	53,303	—
	1,483,042	1,812,476
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $54 at December 31, 2023	620,232	629,424
PACE assessments, net of allowance for credit losses of $667 at December 31, 2023	1,076,602	911,877
	1,696,834	1,541,301

Loans held for sale	1,817	7,943
Loans receivable, net of deferred loan origination costs	4,411,319	4,106,002
Allowance for credit losses	(65,691)	(45,031)
Loans receivable, net	4,345,628	4,060,971

Resell agreements	50,000	25,754
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,389	29,607
Accrued interest and dividends receivable	55,484	41,441
Premises and equipment, net	7,807	9,856
Bank-owned life insurance	105,528	105,624
Right-of-use lease asset	21,074	28,236
Deferred tax asset, net	56,603	62,507
Goodwill	12,936	12,936
Intangible assets, net	2,217	3,105
Equity method investments	13,024	8,305
Other assets	25,371	29,522
Total assets	$7,972,324	$7,843,124

Liabilities
Deposits	$7,011,988	$6,595,037
Subordinated debt, net	70,546	77,708
Other borrowings	234,381	580,000
Operating leases	30,646	40,779
Other liabilities	39,399	40,645
Total liabilities	7,386,960	7,334,169
Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,736,141 and 30,700,198 shares issued, respectively, and 30,428,359 and 30,700,198 shares outstanding, respectively)	307	307
Additional paid-in capital	288,232	286,947
Retained earnings	388,033	330,275
Accumulated other comprehensive loss, net of income taxes	(86,004)	(108,707)
Treasury stock, at cost (307,782 and zero shares, respectively)	(5,337)	—
Total Amalgamated Financial Corp. stockholders' equity	585,231	508,822
Noncontrolling interests	133	133
Total stockholders' equity	585,364	508,955
Total liabilities and stockholders’ equity	$7,972,324	$7,843,124
See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Dollars in thousands, except for per share amounts)

	Year Ended December 31,
	2023	2022	2021

INTEREST AND DIVIDEND INCOME
Loans	$191,295	$145,649	$123,318
Securities	161,003	110,654	56,557
Interest-bearing deposits in banks	5,779	2,186	651
Total interest and dividend income	358,077	258,489	180,526
INTEREST EXPENSE
Deposits	81,124	11,056	5,823
Borrowed funds	15,642	7,593	399
Total interest expense	96,766	18,649	6,222
NET INTEREST INCOME	261,311	239,840	174,304
Provision for credit losses	14,670	15,002	(287)
Net interest income after provision for credit losses	246,641	224,838	174,591
NON-INTEREST INCOME
Trust Department fees	15,175	14,449	13,352
Service charges on deposit accounts	10,999	10,999	9,355
Bank-owned life insurance income	2,882	3,868	2,388
Gain (loss) on sale of securities	(7,392)	(3,637)	649
Gain (loss) on sale of loans	32	(610)	1,887
Loss on other real estate owned	—	(168)	(407)
Equity method investments income (loss)	4,932	(2,773)	150
Other income	2,708	1,769	1,015
Total non-interest income	29,336	23,897	28,389
NON-INTEREST EXPENSE
Compensation and employee benefits	85,774	74,712	69,844
Occupancy and depreciation	13,605	13,723	14,023
Professional fees	9,637	10,417	12,961
Data processing	17,744	17,732	16,042
Office maintenance and depreciation	2,830	3,012	3,057
Amortization of intangible assets	888	1,046	1,207
Advertising and promotion	4,181	3,741	3,230
Federal deposit insurance premiums	4,018	3,228	2,531
Other expense	12,570	12,960	9,360
Total non-interest expense	151,247	140,571	132,255
Income before income taxes	124,730	108,164	70,725
Income tax expense	36,752	26,687	17,788
Net income	$87,978	$81,477	$52,937
Earnings per common share - basic	$2.88	$2.64	$1.70
Earnings per common share - diluted	$2.86	$2.61	$1.68

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021

Net income	$87,978	$81,477	$52,937
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	243	635	(63)
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	22,183	(163,001)	(15,438)
Reclassification adjustment for losses (gains) realized in income	7,392	3,621	(654)
Accretion of net unrealized loss on securities transferred to held-to-maturity	1,895	1,255	—
Net unrealized gains (losses) on securities	31,470	(158,125)	(16,092)
Other comprehensive income (loss), before tax	31,713	(157,490)	(16,155)
Income tax benefit (expense)	(9,010)	43,374	4,388
Total other comprehensive income (loss), net of taxes	22,703	(114,116)	(11,767)
Total comprehensive income (loss), net of taxes	$110,681	$(32,639)	$41,170
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2021	31,049,525	$310	$300,989	$217,213	$17,176	$—	$535,688	$133	$535,821
Net income	—	—	—	52,937	—	—	52,937	—	52,937
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	—	(22)	—	(22)
Dividends on common stock	—	—	—	(10,081)	—	—	(10,081)	—	(10,081)
Repurchase of shares	(178,937)	(1)	(2,919)	—	—	—	(2,920)	—	(2,920)
Exercise of stock options, net of repurchases	173,532	2	(1,801)	—	—	—	(1,799)	—	(1,799)
Restricted stock unit vesting, net of repurchases	86,023	—	(90)	—	—	—	(90)	—	(90)
Stock-based compensation expense	—	—	1,796	—	—	—	1,796	—	1,796
Other comprehensive loss, net of taxes	—	—	—	—	(11,767)	—	(11,767)	—	(11,767)
Balance at December 31, 2021	31,130,143	311	297,975	260,047	5,409	—	563,742	133	563,875
Net income	—	—	—	81,477	—	—	81,477	—	81,477
Dividend declared on AREMCO Sr. Preferred class B shares and Jr. Preferred shares	—	—	—	(22)	—	—	(22)	—	(22)
Common stock issued under Employee Stock Purchase Plan	31,765	—	665	—	—	—	665	—	665
Dividends on common stock	—	—	—	(11,227)	—	—	(11,227)	—	(11,227)
Repurchase of shares	(669,176)	(7)	(12,471)	—	—	—	(12,478)	—	(12,478)
Exercise of stock options, net of repurchases	92,244	1	(898)	—	—	—	(897)	—	(897)
Restricted stock unit vesting, net of repurchases	115,222	2	(1,006)	—	—	—	(1,004)	—	(1,004)
Stock-based compensation expense	—	—	2,682	—	—	—	2,682	—	2,682
Other comprehensive loss, net of taxes	—	—	—	—	(114,116)	—	(114,116)	—	(114,116)
Balance at December 31, 2022	30,700,198	307	286,947	330,275	(108,707)	—	508,822	133	508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	87,978	—	—	87,978	—	87,978
Common stock issued under Employee Stock Purchase Plan	43,387	—	25	—	—	779	804	—	804
Dividends on common stock	—	—	—	(12,395)	—	—	(12,395)	—	(12,395)
Repurchase of common stock	(474,689)	—	—	—	—	(8,315)	(8,315)	—	(8,315)
Exercise of stock options, net of repurchases	28,739	—	(474)	—	—	383	(91)	—	(91)
Restricted stock unit vesting, net of repurchases	130,724	—	(2,953)	—	—	1,816	(1,137)	—	(1,137)
Stock-based compensation expense	—	—	4,687	—	—	—	4,687	—	4,687
Other comprehensive income, net of taxes	—	—	—	—	22,703	—	22,703	—	22,703
Balance at December 31, 2023	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,978	$81,477	$52,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,526	3,547	3,638
Amortization of intangible assets	888	1,046	1,207
Deferred income tax expense	4,244	14,375	7,050
Provision for (recovery of) credit losses	14,670	15,002	(287)
Stock-based compensation expense	4,687	2,682	1,796
Net amortization on loan fees, costs, premiums, and discounts	780	1,361	2,743
Net amortization on securities premiums, discounts, and net unrealized loss on securities transferred to held-to-maturity	1,203	4,396	3,869
OTTI gain recognized in earnings	—	(16)	(5)
Net (income) loss from equity method investments	(4,932)	2,773	(150)
Net loss (gain) on sale of securities available for sale	7,392	3,637	(649)
Net (gain) loss on sale of loans	(32)	610	(1,887)
Net loss on sale of other real estate owned	—	168	407
Net gain on redemption of bank-owned life insurance	(613)	(1,895)	(266)
Net gain on repurchase of subordinated debt	(1,417)	(617)	—
Proceeds from sales of loans held for sale	17,799	28,414	123,566
Originations of loans held for sale	(14,558)	(8,391)	(112,833)
Increase in cash surrender value of bank-owned life insurance	(2,269)	(1,973)	(2,122)
Increase in accrued interest and dividends receivable	(14,043)	(12,621)	(4,850)
Decrease in other assets	11,740	19,114	7,445
Increase (decrease) in other liabilities	181	(5,767)	(11,071)
Net cash provided by operating activities	117,224	147,322	70,538
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in loans	(317,211)	(826,273)	167,545
Purchase of securities available for sale	(116,453)	(678,910)	(1,220,727)
Purchase of securities held-to-maturity	(264,498)	(584,906)	(472,615)
Proceeds from sales of securities available for sale	285,408	249,936	111,274
Maturities, principal payments and redemptions of securities available for sale	167,783	325,614	508,211
Maturities, principal payments and redemptions of securities held-to-maturity	108,877	139,326	119,802
Decrease (increase) in resell agreements	(24,246)	203,264	(74,239)
Increase in equity method investments	(757)	(7,359)	(5,764)
Decrease (increase) in FHLBNY stock, net	25,218	(25,887)	214
Purchases of premises and equipment, net	(1,477)	(1,668)	(2,396)
Proceeds from redemption of bank-owned life insurance	2,949	4,233	1,010
Proceeds from sale of other real estate owned	—	139	2,275
Net cash used in investing activities	(134,407)	(1,202,491)	(865,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	416,951	238,782	1,017,544
Net (decrease) increase in other borrowings	(345,619)	580,000	—
Proceeds from (repurchase of) subordinated debt	(6,047)	(5,633)	83,831

Common stock issued under Employee Stock Purchase Plan	804	665	—
Repurchase of common stock	(8,315)	(12,478)	(2,920)
Dividends paid	(12,333)	(11,211)	(9,978)
Repurchase of common stock for equity awards	(1,228)	(1,901)	(1,889)
Net cash provided by financing activities	44,213	788,224	1,086,588
Increase (decrease) in cash, cash equivalents, and restricted cash	27,030	(266,945)	291,716
Cash, cash equivalents, and restricted cash at beginning of year	63,540	330,485	38,769
Cash, cash equivalents, and restricted cash at end of year	$90,570	$63,540	$330,485

Supplemental disclosures of cash flow information:
Interest paid during the year	$85,714	$18,000	$6,039
Income taxes paid during the year	22,625	6,646	5,692
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	—	2,337	—
Loans transferred from held-for-sale	4,664	25,304	1,000
Loans transferred to held-for-sale	3,581	—	—
Loans transferred to other real estate owned	—	—	2,682
Purchase of securities available for sale, net not settled	—	14,000	—
Securities available for sale transferred to held-to-maturity	—	260,112	—
Cumulative change due to adoption of ASU No. 2016-13	17,825	—	—

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. In particular, estimates and assumptions are used in measuring the fair value of certain financial instruments, determining the appropriateness of the allowance for credit losses (“allowance”), evaluating potential other-than-temporary securities impairment, assessing the ability to realize deferred tax assets, and the valuation of share-based payment awards. Estimates and assumptions are based on available information and judgment; therefore actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents, and restricted cash include cash, due from banks, interest-bearing deposits in other banks and federal funds sold with original maturities of three months or less. The Company had $0.4 million and $0.4 million in restricted cash as of December 31, 2023 and December 31, 2022, respectively and is included in total cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company’s restricted cash reflects funds held in other financial institutions to secure business operating rights or contractually obligated minimum account funding requirements.
Securities
Purchases of investments in debt securities are designated as either trading, available for sale or held-to-maturity depending on the intent and ability to hold the securities. The initial designation is made at the time of purchase.
As of December 31, 2023 and December 31, 2022, the Company had no securities designated as trading.
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

Notes to the Consolidated Financial Statements
Premiums (discounts) on debt securities are amortized (accreted) to income using the level yield method to the contractual maturity date adjusted for actual prepayment experience.
Realized gains and losses on sale of securities are determined using the specific identification method and are reported in non-interest income.
Loans Held for Sale
Loans held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current earnings. Gains or losses resulting from sales of loans held for sale, net of unamortized deferred fees and costs, are recognized at the time of sale and are included in other non-interest income on the Consolidated Statements of Income. The Company had $1.8 million and $7.9 million of loans classified as held for sale as of December 31, 2023 and December 31, 2022, respectively.
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
Loans are considered modifications made to borrowers experiencing financial difficulty if the borrower is experiencing financial difficulty at the time of the modification and the modification is in the form of: (i) principal forgiveness; (ii) an interest rate reduction; (iii) another-than-insignificant payment delay; (iv) a term extension, or (v) any combination of the aforementioned. If a modification results in an effective interest rate less than the market rate for comparable loans with similar collection risks, a change in present value of cash flows of at least 10%, or is more than minor based on the specific facts and circumstances, the modification is accounted for as a new receivable. Absent these conditions, the modification is accounted for as a continuation of the existing receivable.
Allowance for Credit Losses
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

Notes to the Consolidated Financial Statements
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

GSE and U.S. Treasury securities are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major rating agencies and have a long history of no credit losses, therefore the Company does not estimate or recognize an allowance for credit losses on these securities.
Allowance for Credit Losses - Loans: The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of a financial asset or a group of financial assets so that the balance sheet reflects the net amount the Company expects to collect. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred fees and costs. Accrued interest receivable on loans is excluded from the estimate of expected credit losses, as accrued interest receivable is reversed for loans placed on nonaccrual status. Subsequent changes (favorable and unfavorable) in expected credit losses are recognized in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
Management calculates the estimation of the allowance for credit losses on loans on a quarterly basis. The Company’s methodology to measure the allowance for credit losses incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component of the allowance model calculates future loan level balances by considering the loan segment baseline loss rate based on a peer group and severity rate, with the exception of the consumer solar segment which is based on the Company's loss history for this segment. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The baseline loss rate is adjusted for relevant macroeconomic variables by loan segment that consider forecasted economic conditions. The adjusted loss rate is calculated for an eight quarter forecast period then reverts to the historical loss rate on a straight-line basis over four quarters. The loan level cash flows are discounted at the effective interest rate to calculate a loan level allowance which is aggregated at the loan segment level to arrive at the estimated allowance.
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
The principal business of the Company is lending in commercial and industrial loans, multifamily mortgage loans, commercial real estate loans, construction and land development loans, residential real estate mortgage loans, and consumer solar and consumer and other loans. The Company considers its primary lending area to be the states of New York, and California, and Washington, D.C. A substantial portion of the Company’s loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.

Notes to the Consolidated Financial Statements
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

Notes to the Consolidated Financial Statements
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
Other Real Estate Owned
Other real estate owned (“OREO”) properties acquired through, or in lieu of, foreclosure are recorded initially at fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance prior to transfer. OREO assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest income. Costs relating to the development and improvement of other real estate owned are capitalized. Costs relating to holding other real estate owned, including real estate taxes, insurance and maintenance, are charged to expense as incurred. The balance of OREO was $0 at both December 31, 2023 and December 31, 2022.
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
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use ("ROU") assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are

Notes to the Consolidated Financial Statements
initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of lease liabilities. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Leases are classified as financing or operating leases at commencement. All of the Company's leases are classified as operating leases as of December 31, 2023. Operating lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred.
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

Notes to the Consolidated Financial Statements
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
Post-Retirement Benefit Plans
The Company sponsors several post-retirement benefit plans for current and former employees and certain directors. Contributions to the trustee of a multi-employer defined benefit pension plan are recorded as expense in the period of contribution. Plan obligations and related expenses for other post-retirement plans are calculated using actuarial methodologies. The measurement of such obligations and expenses requires management to make certain assumptions, in particular the discount rate, which is evaluated on an annual basis. Other factors include retirement patterns, mortality and turnover assumptions. The Company uses a December 31 measurement date for its post-retirement benefit plans. Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 715-30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires the Company to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial condition and to recognize changes in that funded status in the year the changes occur through comprehensive income.
Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes income, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income (loss) and accumulated other comprehensive income (loss) are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, unaccreted unrealized losses on securities transferred to held-to-maturity, and actuarial gains or losses on the Company’s pension plans. FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.
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
Variable Interest Entities
The consolidated financial statements include investments in certain variable interest entities (“VIEs”). The Company considers a voting rights entity to be a subsidiary and consolidates if the Company has a controlling financial interest in the entity. VIEs are consolidated if the Company has the power to direct the activities of the VIE that significantly impact financial performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (i.e., the Company is the primary beneficiary).
Investments in VIEs where the Company is not the primary beneficiary of a VIE are accounted for using the equity method of accounting. The determination of whether the Company is the primary beneficiary of a VIE is reassessed on an ongoing basis. The consolidation status may change as a result of these reassessments.
These investments are included in Equity Investments on the Company’s Consolidated Statements of Financial Condition. The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance,

Notes to the Consolidated Financial Statements
future funding commitments and any related loans to the entity, both funded and unfunded. Loans to these entities are underwritten in substantially the same manner as other loans and are generally secured. Additional disclosures regarding VIEs are further described in Note 18, Variable Interest Entities.
Resell Agreements
The Company enters into short-term resell agreements backed by residential first-lien mortgage loans. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements. The Company had $50.0 million and $25.8 million in resell agreements as of December 31, 2023 and December 31, 2022, respectively. The resell agreements were entered into at par, and earned $0.7 million, $4.2 million, and $1.9 million in interest income for the years ended December 31, 2023, 2022, and 2021, respectively. Interest income on resell agreements is reported in interest income from securities on the Consolidated Statements of Income.
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
Treasury Stock
Treasury stock is carried at cost. Shares issued out of treasury are valued based on the weighted average cost.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The reclassifications had no impact to net income on the Consolidated Statements of Income or the stockholders' equity on the Consolidated Statements of Changes in Stockholders’ Equity.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Effective in 2023 and onward
ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments
The Company adopted ASU No. 2016-13 inclusive of subsequent amendments as of January 1, 2023. ASU No. 2016-13 amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities, as well as off balance sheet credit exposures. For assets held at amortized cost, ASU No. 2016-13 eliminates the probable incurred recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The amendments in ASU No. 2016-13 replace the incurred loss impairment methodology with a methodology that reflects the measurement of expected credit losses based on relevant information about past events, including historical loss experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of financial assets to present the net amount expected to be collected. For available for sale debt securities, credit losses will be presented as an allowance rather than as a

Notes to the Consolidated Financial Statements
write-down. For the Company, the amendments affected loans, debt securities, off-balance sheet credit exposures, and any other financial assets not excluded from the scope that have the contractual right to receive cash.
The Company adopted ASU No. 2016-13 on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date and, accordingly, the Company recorded a $24.6 million increase to the allowance for credit losses, a $6.8 million increase to deferred tax assets, and a decrease of $17.8 million to retained earnings as of January 1, 2023. The results for prior period amounts continue to be reported in accordance with previously applicable GAAP.
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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures
The Company adopted ASU No. 2022-02 as of January 1, 2023, which eliminates the troubled debt restructuring ("TDR") accounting model for creditors that have adopted Topic 326, “Financial Instruments – Credit Losses.” Specifically, rather than applying the recognition and measurement guidance for TDRs, this ASU requires entities to evaluate receivable modifications, consistent with the accounting for other loan modifications, to determine whether a modification made to a borrower results is a new loan or a continuation of the existing loan. In addition, under the new ASU, entities are no longer required to use a discounted cash flow ("DCF") method to measure the ACL as a result of a modification or restructuring with a borrower experiencing financial difficulty. If a DCF method is used, the post-modification-derived effective interest rate is to be used, instead of the original interest rate as stipulated under the current GAAP. This ASU also enhances the disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. This ASU amends the guidance on “vintage disclosures” to require the disclosure of current-period gross write-offs by year of origination.
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Notes to the Consolidated Financial Statements
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

Notes to the Consolidated Financial Statements
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Year Ended December 31,
	2023	2022	2021
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$174	$268	$202
Reclassification adjustment for prior service expense included in other expense for the year ended December 31, 2023, and in compensation and employee benefits for the year ended December 31, 2022 and 2021	29	29	29
Change in obligation for other benefits	40	338	(294)
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	243	635	(63)
Income tax expense	(72)	(185)	17
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	171	450	(46)

Securities
Unrealized holding gains (losses) on available for sale securities	22,183	(163,001)	(15,438)
Reclassification adjustment for losses (gains) realized in income	7,392	3,621	(654)
Accretion of net unrealized loss on securities transferred to held-to-maturity	1,895	1,255	—
Change in unrealized gains (losses) on available for sale securities	31,470	(158,125)	(16,092)
Income tax benefit (expense)	(8,938)	43,559	4,371
Net change in unrealized gains (losses) on securities	22,532	(114,566)	(11,721)

Total	$22,703	$(114,116)	$(11,767)

Notes to the Consolidated Financial Statements
The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of December 31, 2023
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,652)	$243	$(72)	$(1,481)
Unrealized gains (losses) on available for sale securities	(95,539)	29,575	(8,384)	(74,348)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	1,895	(554)	(10,175)
Total	$(108,707)	$31,713	$(9,010)	$(86,004)

	Balance as of January 1, 2022	Current Period Change	Income Tax Effect	Balance as of December 31, 2022
(In thousands)
Unrealized gains (losses) on benefits plans	$(2,102)	$635	$(185)	$(1,652)
Unrealized gains (losses) on available for sale securities	7,511	(142,230)	39,180	(95,539)
Unaccreted unrealized loss on securities transferred to held-to-maturity	—	(15,895)	4,379	(11,516)
Total	$5,409	$(157,490)	$43,374	$(108,707)

Notes to the Consolidated Financial Statements
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2023 are as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates and CMOs ("collateralized mortgage obligations")	$521,101	$59	$(40,545)	$480,615
Non-GSE certificates and CMOs	218,550	—	(21,690)	196,860
ABS	648,585	40	(20,990)	627,635
Corporate	140,038	—	(19,297)	120,741
Other	4,197	—	(309)	3,888
	1,532,471	99	(102,831)	1,429,739
PACE assessments:
Residential PACE assessments	52,863	440	—	53,303

Total available for sale	$1,585,334	$539	$(102,831)	$1,483,042

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$194,329	$1,099	$(19,693)	$175,735
Non-GSE certificates & CMOs	79,406	9	(6,686)	72,729
ABS	279,916	23	(8,678)	271,261
Municipal	66,635	165	(11,107)	55,693
	620,286	1,296	(46,164)	575,418
PACE assessments:
Commercial PACE assessments	258,306	—	(29,211)	229,095
Residential PACE assessments	818,963	—	(73,967)	744,996
	1,077,269	—	(103,178)	974,091

Allowance for credit losses	(721)

Total held-to-maturity	$1,696,834	$1,296	$(149,342)	$1,549,509
As of December 31, 2023, available for sale securities with a fair value of $909.9 million were pledged and held-to-maturity securities with a fair value of $512.3 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank, secure outstanding Bank Term Funding Program advances, and to collateralize municipal deposits.

Notes to the Consolidated Financial Statements
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2022 are as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
GSE certificates and CMOs	$642,805	$24	$(46,191)	$596,638
Non-GSE certificates and CMOs	252,906	—	(28,200)	224,706
ABS	887,608	34	(39,215)	848,427
Corporate	156,830	—	(17,969)	138,861
Other	4,194	—	(350)	3,844

Total available for sale	$1,944,343	$58	$(131,925)	$1,812,476

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$187,652	$—	$(20,639)	$167,013
Non-GSE certificates & CMOs	83,103	9	(8,392)	74,720
ABS	288,683	—	(15,176)	273,507
Municipal	67,986	—	(10,617)	57,369
Other	2,000	—	—	2,000
	629,424	9	(54,824)	574,609
PACE assessments:
Commercial PACE assessments	255,424	—	(26,782)	228,642
Residential PACE assessments	656,453	—	(44,833)	611,620
	911,877	—	(71,615)	840,262

Total held-to-maturity	$1,541,301	$9	$(126,439)	$1,414,871
As of December 31, 2022, available for sale securities with a fair value of $907.1 million were pledged; $126.6 million held-to-maturity securities were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.
During the year ended December 31, 2023, there were no transfers of securities between available for sale and held-to-maturity. The Company reassessed the classification of certain investments during the year ended December 31, 2022 and transferred securities with a book value of $277.3 million from available for sale to held-to-maturity. The transfer occurred at fair market value totaling $260.1 million. The related unrealized losses of $17.1 million were converted to a discount that is being accreted through interest income on a level-yield method over the term of the securities, while the unrealized losses recorded in other comprehensive income are amortized out of other comprehensive income through interest income on a level-yield method over the remaining term of the securities, with no net change to interest income. No gain or loss was recorded at the time of the transfer.

Notes to the Consolidated Financial Statements
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$3,200	$3,131	$—	$—
Due after one year through five years	66,178	61,023	9,438	9,097
Due after five years through ten years	327,601	311,557	89,117	87,653
Due after ten years	448,704	429,856	1,325,265	1,204,295
	$845,683	$805,567	$1,423,820	$1,301,045
Proceeds received and gains and losses realized on sales of securities are summarized below:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Proceeds	$285,408	$249,936	$111,274

Realized gains	61	168	1,057
Realized losses	(7,453)	(3,805)	(408)
Net realized gains (losses)	$(7,392)	$(3,637)	$649
There were no sales of held-to-maturity securities during the year ended December 31, 2023 or December 31, 2022.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low LTV PACE Bonds and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At December 31, 2023 and December 31, 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to the Consolidated Financial Statements
The following summarizes the fair value and unrealized losses for those available for sale and held-to-maturity securities as of December 31, 2023 and December 31, 2022, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	$—	$460,239	$40,545	$460,239	$40,545
Non-GSE certificates & CMOs	—	—	196,860	21,690	196,860	21,690
ABS	53,133	122	526,868	20,868	580,001	20,990
Corporate	—	—	120,741	19,297	120,741	19,297
Other	—	—	3,888	309	3,888	309
Total available for sale	$53,133	$122	$1,308,596	$102,709	$1,361,729	$102,831

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$9,233	$607	$152,130	$19,086	$161,363	$19,693
Non-GSE certificates & CMOs	86	9	72,616	6,677	72,702	6,686
ABS	—	—	256,405	8,678	256,405	8,678
Municipal	4,800	14	40,525	11,093	45,325	11,107
PACE assessments:
Commercial PACE assessments	14,586	1,505	214,509	27,706	229,095	29,211
Residential PACE assessments	216,794	12,691	528,202	61,276	744,996	73,967
Total held-to-maturity	$245,499	$14,826	$1,264,387	$134,516	$1,509,886	$149,342

Notes to the Consolidated Financial Statements

	December 31, 2022
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$384,887	$20,667	$205,338	$25,524	$590,225	$46,191
Non-GSE certificates & CMOs	134,770	13,810	89,937	14,390	224,707	28,200
ABS	530,269	17,290	285,688	21,925	815,957	39,215
Corporate	89,054	9,772	49,808	8,197	138,862	17,969
Other	192	7	3,651	343	3,843	350

Total available for sale	$1,139,172	$61,546	$634,422	$70,379	$1,773,594	$131,925

	Less Than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$114,278	$8,114	$52,737	$12,525	$167,015	$20,639
Non-GSE certificates & CMOs	50,619	5,439	24,079	2,953	74,698	8,392
ABS	224,279	11,080	49,228	4,096	273,507	15,176
Municipal	37,731	4,063	19,637	6,554	57,368	10,617
	426,907	28,696	145,681	26,128	572,588	54,824
PACE assessments:
Commercial PACE assessments	228,642	26,782	—	—	228,642	26,782
Residential PACE assessments	611,620	44,833	—	—	611,620	44,833
	840,262	71,615	—	—	840,262	71,615

Total held-to-maturity	$1,267,169	$100,311	$145,681	$26,128	$1,412,850	$126,439
Available for sale securities
As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the year ended December 31, 2023, the Company charged-off an unrealized loss position of $1.2 million related to a corporate bond related to Silicon Valley Bank following credit concerns over the issuer, and the sale of the security resulted in an immaterial additional loss.
As of December 31, 2023, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.
With respect to the Company’s security investments that are temporarily impaired as of December 31, 2023, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company

Notes to the Consolidated Financial Statements
does not hold an allowance for credit losses for available for sale securities at December 31, 2023.
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
With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of December 31, 2023 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.
Accrued interest receivable on securities totaling $35.1 million and $23.2 million at December 31, 2023 and December 31, 2022, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the year ended December 31, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(5)	3	81	79
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending Balance	$54	$258	$409	$721
Federal Home Loan Bank Stock
The Company owned 43,892 shares and 296,068 shares at a cost of $100 per share at December 31, 2023 and December 31, 2022, respectively. Dividend income on FHLBNY stock amounted to approximately $0.8 million, $0.5 million, $0.2 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Notes to the Consolidated Financial Statements
5.    LOANS RECEIVABLE, NET
With the adoption of ASU 2016-13 on January 1, 2023, all loan balances in this footnote for the period ended December 31, 2023 are presented at amortized cost, net of deferred loan origination costs. Loan balances for the period ended December 31, 2022 are presented at unpaid principal balance.
Loans receivable are summarized as follows:

	December 31, 2023	December 31, 2022
(In thousands)
Commercial and industrial	$1,010,998	$925,641
Multifamily	1,148,120	967,521
Commercial real estate	353,432	335,133
Construction and land development	23,626	37,696
Total commercial portfolio	2,536,176	2,265,991
Residential real estate lending	1,425,596	1,371,779
Consumer solar	408,260	416,849
Consumer and other	41,287	47,150
Total retail portfolio	1,875,143	1,835,778
Total loans receivable	4,411,319	4,101,769
Net deferred loan origination costs	—	4,233
Total loans receivable, net of deferred loan origination costs	4,411,319	4,106,002
Allowance for credit losses	(65,691)	(45,031)
Total loans receivable, net	$4,345,628	$4,060,971
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2023:

	30-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$434	$7,533	$—	$7,967	$1,003,031	$1,010,998
Multifamily	11,968	—	—	11,968	1,136,152	1,148,120
Commercial real estate	—	4,490	—	4,490	348,942	353,432
Construction and land development	5,199	11,166	—	16,365	7,261	23,626
Total commercial portfolio	17,601	23,189	—	40,790	2,495,386	2,536,176
Residential real estate lending	9,128	7,218	—	16,346	1,409,250	1,425,596
Consumer solar	5,357	2,673	—	8,030	400,230	408,260
Consumer and other	985	103	—	1,088	40,199	41,287
Total retail portfolio	15,470	9,994	—	25,464	1,849,679	1,875,143
	$33,071	$33,183	$—	$66,254	$4,345,065	$4,411,319
Within the table above is a $12.0 million multifamily loan that was in the process of being refinanced at December 31, 2023, and has been included as 30-89 days past due as it was past the maturity date. This loan was subsequently refinanced and is performing in accordance with the updated terms.

Notes to the Consolidated Financial Statements
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

Within the table above are $10.3 million of commercial real estate loans that were in the process of being refinanced at December 31, 2022, and have been included as 30-89 days past due as they are past their maturity date.
The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the year ended December 31, 2023:

	Year Ended December 31, 2023
(Iin thousands)	Term Extension	Term Extension and Payment Delay	Total	% of Portfolio
Commercial and industrial	$5,891	$6,900	$12,791	1.3%
Multifamily	11,013	—	11,013	1.0%
Commercial real estate	2,045	—	2,045	0.6%
Construction and land development	17,163	—	17,163	72.6%
Total	$36,112	$6,900	$43,012
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

	Year Ended December 31, 2023
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Commercial and industrial	1.1	1.0
Multifamily	1.1	—
Commercial real estate	0.6	—
Construction and land development	0.8	—
Twelve loans were permanently modified in the year ended December 31, 2023. Three loans that were modified in the year had a payment default during the year ended December 31, 2023.

Notes to the Consolidated Financial Statements
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
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$130,568	$220,552	$192,682	$117,966	$141,542	$138,003	$—	$941,313
Special Mention	—	—	16,692	3,975	934	4,222	—	25,823
Substandard	—	720	—	5,143	16,927	21,072	—	43,862
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$130,568	$221,272	$209,374	$127,084	$159,403	$163,297	$—	$1,010,998
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726
Multifamily:
Pass	$193,827	$382,652	$45,287	$138,131	$377,554	$2	$—	$1,137,453
Special Mention	—	—	—	—	8,373	—	—	8,373
Substandard	—	—	—	—	2,294	—	—	2,294
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$193,827	$382,652	$45,287	$138,131	$388,221	$2	$—	$1,148,120
Current period gross charge-offs	$—	$—	$—	$—	$2,367	$—	$—	$2,367
Commercial real estate:
Pass	$73,089	$42,824	$48,624	$36,478	$140,674	$3,456	$—	$345,145
Special Mention	—	—	—	—	3,797	—	—	3,797
Substandard	—	—	—	1,858	2,632	—	—	4,490
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$73,089	$42,824	$48,624	$38,336	$147,103	$3,456	$—	$353,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements

Construction and land development:
Pass	$—	$—	$—	$—	$7,261	$5,199	$—	$12,460
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,166	—	11,166
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,261	$16,365	$—	$23,626
Current period gross charge-offs	$—	$—	$—	$—	$4,664	$—	$—	$4,664
Residential real estate lending:
Pass	$137,167	$413,962	$328,952	$134,795	$403,508	$—	$—	$1,418,384
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,232	1,003	399	2,578	—	—	7,212
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$137,167	$417,194	$329,955	$135,194	$406,086	$—	$—	$1,425,596
Current period gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65
Consumer solar:
Pass	$30,412	$104,633	$131,008	$72,752	$67,044	$—	$—	$405,849
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	529	1,080	527	275	—	—	2,411
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$30,412	$105,162	$132,088	$73,279	$67,319	$—	$—	$408,260
Current period gross charge-offs	$—	$1,525	$3,034	$2,095	$312	$—	$—	$6,966
Consumer and other:
Pass	$2,730	$14,807	$11,866	$—	$11,780	$—	$—	$41,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	36	63	—	—	—	—	104
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$2,735	$14,843	$11,929	$—	$11,780	$—	$—	$41,287
Current period gross charge-offs	$2	$—	$—	$—	$268	$—	$—	$270
Total Loans:
Pass	$567,793	$1,179,430	$758,419	$500,122	$1,149,363	$146,660	$—	$4,301,787
Special Mention	—	—	16,692	3,975	13,104	4,222	—	37,993
Substandard	5	4,517	2,146	7,927	24,706	32,238	—	71,539
Doubtful	—	—	—	—	—	—	—	—
Total loans	$567,798	$1,183,947	$777,257	$512,024	$1,187,173	$183,120	$—	$4,411,319
Current period gross charge-offs	$2	$1,525	$3,034	$2,095	$9,402	$—	$—	$16,058
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2022:

(In thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial and industrial	$893,637	$6,983	$23,275	$1,746	$925,641
Multifamily	947,661	13,696	6,164	—	967,521
Commercial real estate	299,953	24,679	10,501	—	335,133
Construction and land development	21,270	14,002	2,424	—	37,696
Residential real estate lending	1,369,972	—	1,807	—	1,371,779
Consumer solar	415,265	—	1,584	—	416,849
Consumer and other	47,150	—	—	—	47,150
Total loans	$3,994,908	$59,360	$45,755	$1,746	$4,101,769

Notes to the Consolidated Financial Statements
The activities in the allowance by portfolio for the year ended December 31, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	3,272	(1,441)	(1,030)	4,329	(1,774)	10,700	(593)	13,463
Charge-offs	(1,726)	(2,367)	—	(4,664)	(65)	(6,966)	(270)	(16,058)
Recoveries	53	20	—	—	706	1,211	36	2,026
Ending balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
The activities in the allowance by portfolio for the year ended December 31, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,336	$432	$35,866
Provision for (recovery of) loan losses	1,990	2,760	(3,646)	807	2,978	8,050	2,063	15,002
Charge-offs	—	(416)	—	(389)	(2,448)	(4,942)	(201)	(8,396)
Recoveries	274	—	—	2	1,800	423	60	2,559
Ending balance	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
The activities in the allowance by portfolio for the year ended December 31, 2021 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$9,065	$10,324	$6,213	$2,077	$12,330	$1,267	$313	$41,589
Provision for (recovery of) loan losses	2,179	(1,483)	1,374	(1,675)	(5,409)	4,406	321	(287)
Charge-offs	(813)	(4,081)	(314)	—	(1,081)	(2,424)	(275)	(8,988)
Recoveries	221	—	—	3	3,168	87	73	3,552
Ending balance	$10,652	$4,760	$7,273	$405	$9,008	$3,336	$432	$35,866

Notes to the Consolidated Financial Statements
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$612	$6,921	$4,485
Commercial real estate	4,490	—	—
Construction and land development	11,166	—	—
Total commercial portfolio	$16,268	$6,921	$4,485
Residential real estate lending	7,218	—	—
Consumer solar	2,673	—	—
Consumer and other	103	—	—
Total retail portfolio	9,994	—	—
	$26,262	$6,921	$4,485
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,490	$—
Construction and land development	16,365	—
	$20,855	$—
As of December 31, 2023 and December 31, 2022, mortgage loans with an unpaid principal balance of $2.35 billion and $0.82 billion, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
There were $1.7 million in related party loans outstanding as of December 31, 2023 compared to $1.6 million related party loans as of December 31, 2022.
The Company has certain non-performing loans included in the balance of Loans held for sale on the Consolidated Statements of Financial Condition. There were $1.0 million and $6.9 million such loans as of December 31, 2023 and December 31, 2022, respectively.
Impaired Loans (prior to the adoption of ASU 2016-13)
The following table provides information regarding the methods used to evaluate the Company’s loans for impairment by portfolio, and the Company’s allowance by portfolio based upon the method of evaluating loan impairment as of December 31, 2022:

Notes to the Consolidated Financial Statements

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Loans:
Individually evaluated for impairment	$14,716	$3,828	$4,851	$2,424	$1,982	$—	$—	$27,801
Collectively evaluated for impairment	$910,925	$963,693	$330,282	$35,272	$1,369,797	$416,849	$47,150	$4,073,968
Total loans	$925,641	$967,521	$335,133	$37,696	$1,371,779	$416,849	$47,150	$4,101,769

Allowance for credit losses:
Individually evaluated for impairment	$5,433	$180	$—	$—	$55	$—	$—	$5,668
Collectively evaluated for impairment	$7,483	$6,924	$3,627	$825	$11,283	$6,867	$2,354	$39,363
Total allowance for credit losses	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
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

Notes to the Consolidated Financial Statements
6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2023	2022
(In thousands)
Buildings, premises and improvements	$28,150	$28,150
Furniture, fixtures and equipment	7,266	6,787
Projects in process	323	561
	35,739	35,498
Accumulated depreciation and amortization	(27,932)	(25,642)
	$7,807	$9,856
Depreciation and amortization expense charged to operations amounted to $3.5 million, $3.5 million, and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Notes to the Consolidated Financial Statements
7.    DEPOSITS
Deposits are summarized as follows:

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,940,398	0.00%	$3,331,067	0.00%
NOW accounts	200,382	0.99%	206,434	0.73%
Money market deposit accounts	3,100,681	2.89%	2,445,396	0.94%
Savings accounts	340,860	1.20%	386,190	0.75%
Time deposits	187,457	3.01%	151,699	2.57%
Brokered CDs	242,210	5.09%	74,251	3.84%
Total deposits	$7,011,988	1.62%	$6,595,037	0.52%

The scheduled maturities of time deposits and brokered CDs as of December 31, 2023 are as follows:

(In thousands)	Balance
2024	$258,311
2025	51,897
2026	46,325
2027	38,403
2028	26,870
Thereafter	7,861
Total	$429,667
Time deposits greater than $250,000 totaled $42.2 million as of December 31, 2023 and $110.4 million as of December 31, 2022.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $63.1 million and $28.3 million as of December 31, 2023 and December 31, 2022, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $56.4 million as of December 31, 2023 and $52.2 million as of December 31, 2022.
Included in total deposits are state and municipal deposits totaling $51.9 million and $88.3 million as of December 31, 2023 and December 31, 2022, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to the Consolidated Financial Statements
8.     BORROWED FUNDS
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged as collateral for borrowing capacity. As of December 31, 2023, the value of the other eligible assets had an estimated market value net of haircut totaling $2.03 billion (comprised of securities of $392.9 million and mortgage loans of $1.64 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $4.4 million in outstanding FHLBNY advances as of December 31, 2023 and $580.0 million in outstanding FHLBNY advances as of December 31, 2022. For the years ended December 31, 2023, 2022, and 2021, interest expense on FHLBNY advances was $5.4 million and $4.7 million, and zero, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At December 31, 2023, and December 31, 2022 there was no outstanding balance related to federal funds purchased. In addition, following the recent bank failures, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At December 31, 2023, there was an outstanding balance of $230.0 million related to the BTFP due in 2024 with a weighted average rate of 4.50%, and no outstanding balance at December 31, 2022. For the years ended December 31, 2023, 2022, and 2021, interest expense on BTFP balances was $7.6 million, zero, and zero, respectively.

Notes to the Consolidated Financial Statements
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
Interest expense on subordinated debt for the years ended December 31, 2023, 2022, and 2021 was $2.7 million, $2.7 million, and $0.4 million, respectively.
During the year ended December 31, 2023 and 2022, the Company repurchased subordinated notes with a par value of $7.5 million and $6.3 million, for cash paid of $6.0 million and $5.6 million, respectively. There were no repurchases of subordinated notes during the year ended December 31, 2021.
Gains on repurchases of subordinated debt for the year ended December 31, 2023 and 2022, were $1.4 million and $0.6 million, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.

Notes to the Consolidated Financial Statements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital (as defined in the regulations) to risk weighted assets, and of tier 1 capital (as defined in the regulations) to average assets. Management believes as of December 31, 2023 and 2022, the Company and the Bank met all capital adequacy requirements.
As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A

December 31, 2022
Total capital to risk weighted assets	$721,324	14.87%	$387,957	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	597,022	12.31%	290,967	6.00%	N/A	N/A
Tier 1 capital to average assets	597,022	7.52%	317,738	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	597,022	12.31%	218,226	4.50%	N/A	N/A
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to the Consolidated Financial Statements
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets	$752,828	14.93%	$403,266	8.00%	$504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%

December 31, 2022
Total capital to risk weighted assets	$715,458	14.75%	$388,107	8.00%	$485,134	10.00%
Tier 1 capital to risk weighted assets	668,864	13.79%	291,080	6.00%	388,107	8.00%
Tier 1 capital to average assets	668,864	8.44%	317,111	4.00%	396,389	5.00%
Common equity tier 1 to risk weighted assets	668,864	13.79%	218,310	4.50%	315,337	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to the Consolidated Financial Statements
11. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
Federal	$21,756	$9,201	$9,349
State and local	10,752	3,111	1,389
	32,508	12,312	10,738
Deferred:
Federal	279	10,709	4,409
State and local	3,965	3,666	2,641
	4,244	14,375	7,050
Total income tax provision	$36,752	$26,687	$17,788
A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% to the Company’s actual income tax benefit and effective tax rate for the years ended December 31, 2023, 2022, and 2021 and is as follows:

	Year Ended December 31,
	2023		2022		2021
	Amount	%	Amount	%	Amount	%
(In thousands)
Tax expense at federal income tax rate	$26,193	21.00%	$22,714	21.00%	$14,852	21.00%
Increase (decrease) resulting from:
Tax exempt income	(1,027)	(0.82)%	(497)	(0.46)%	(317)	(0.45)%
State tax, net of federal benefit	11,628	9.32%	5,354	4.95%	3,184	4.50%
Equity awards windfall	(150)	(0.12)%	(363)	(0.34)%	(94)	(0.13)%
Other	108	0.09%	(521)	(0.48)%	163	0.23%
Total	$36,752	29.47%	$26,687	24.67%	$17,788	25.15%
As of December 31, 2023 the Company had remaining federal, state and local net operating loss carryforwards of approximately $8 thousand, $13.5 million and $8.0 million, respectively, which are available to offset future federal, state and local income and which expire over varying periods from 2030 through 2035.
Deferred income tax assets and liabilities result from temporary differences between the carrying value of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are reported net in the accompanying Consolidated Statement of Financial Condition.

Notes to the Consolidated Financial Statements
The significant components of the net deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022
(In thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Allowance for credit losses	$21,028	$13,237
Postretirement and other employee benefits	3,753	1,563
Available for sale securities carried at fair value for financial statement purposes	27,946	36,330
Depreciation and amortization	—	1,418
Operating leases	7,969	10,976
Federal, state and local net operating loss carryforward	1,527	4,468
Transfer of available for sale securities to held-to-maturity	3,825	4,379
Other, net	128	556
Gross deferred tax asset	66,176	72,927

Deferred tax liabilities:
Purchase accounting adjustments, net	(585)	(676)
Operating leases	(6,192)	(8,575)
Net deferred loan fees	(1,051)	(1,169)
Depreciation and amortization	(1,745)	—
Gross deferred tax liabilities	(9,573)	(10,420)

Deferred tax asset, net	$56,603	$62,507
As of December 31, 2023, the Company’s deferred tax assets were valued without an allowance as management concluded that it is more likely than not that the entire amount may be realized. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted. If it is later determined that a valuation allowance is required, it generally will be an expense to the income tax provision in the period such determination is made.
The Company and its subsidiaries are subject to Federal, New York State, California, Colorado, District of Columbia, Florida, New Jersey, Massachusetts, Minnesota, North Carolina, Pennsylvania, Virginia and New York City income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination presumably to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of December 31, 2023, the Company had an uncertain tax liability of $2.7 million related to a state and city tax examination regarding inventory of prior net operating losses. The Company reasonably expects to resolve this tax position in the next 12 months. The Company had no uncertain tax positions as of December 31, 2022.
As of December 31, 2023, the Company is generally subject to possible examination by federal, state, and local taxing authorities for 2020 and subsequent tax years. Income tax receivable, which is included in other assets, totaled $8.0 million and $12.1 million as of December 31, 2023 and 2022, respectively.

Notes to the Consolidated Financial Statements
12.    EARNINGS PER SHARE
Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of December 31, 2023 and December 31, 2022, the Company had 3,233 and 10,934 anti-dilutive shares, respectively.
Following is a table setting forth the factors used in the earnings per share computation follow:

	Year Ended December 31,
	2023	2022	2021
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$87,978	$81,477	$52,937
Dividends paid on preferred stock	—	(22)	(22)
Income attributable to common stock	$87,978	$81,455	$52,915
Weighted average common shares outstanding, basic	30,555	30,818	31,104
Basic earnings per common share	$2.88	$2.64	$1.70

Income attributable to common stock	$87,978	$81,455	$52,915
Weighted average common shares outstanding, basic	30,555	30,818	31,104
Incremental shares from assumed conversion of options and RSUs	230	375	408
Weighted average common shares outstanding, diluted	30,785	31,193	31,512
Diluted earnings per common share	$2.86	$2.61	$1.68

Notes to the Consolidated Financial Statements
13.    EMPLOYEE BENEFIT PLANS
The Company offers various pension and retirement benefit plans, as well as a long-term incentive plan to eligible employees and directors. Significant benefit plans are described as follows:
Pension Plan
The Company participates in a multi-employer non-contributory pension plan which covers substantially all full-time employees, both unionized and non-unionized. Employees generally qualify for participation in the plan on the first January 1st or July 1st after attaining age 21 and completing 1,000 Hours of Service in a 12 consecutive month period. a Memorandum of Agreement covering the unionized employees was entered into on December 20, 2023 which extended the term of the collective bargaining agreement to June 30, 2026. Under the terms of this plan, participants vest 100% upon completion of five years of service, as defined in the plan document. Plan assets are invested in the Consolidated Retirement Fund ("CRF"). The Employer Identification Number of the CRF is 13-3177000 and the Plan Number is 001.
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
The Pension Protection Act of 2006 ("PPA") ranks the funded status of multi-employer plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical Status) if it has a current funded percentage (as defined) of less than 65%. A plan is in the Yellow Zone (Endangered Status) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. For the 2023 and 2022 plan years, pursuant to the PPA, the CRF was certified to be in the Green Zone (i.e. neither Critical Status nor Endangered Status).
The following table summarizes certain information regarding contributions made by the Company to the CRF:

(In thousands)	Contributions	Company contributions greater than 5% of total contributions received by the CRF?
Year Ended December 31,
2023	$7,222	Yes
2022	6,321	Yes
2021	6,193	Yes
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

Notes to the Consolidated Financial Statements
The following table summarizes the plans’ benefit obligation, the changes in the plans’ benefit obligation, changes in plan assets and the plan’s funded status:

	Year Ended December 31,
(In thousands)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$2,855	$3,658
Service cost	—	—
Interest cost	132	71
Amendments	—	—
Actuarial gain	(47)	(397)
Benefits paid	(472)	(477)
Benefit obligation at end of year	$2,468	$2,855
Change in plan assets:
Employer contributions	$472	$477
Benefits paid	(472)	(477)
Plan assets at end of year	$—	$—
Benefit obligation, included in other liabilities	$2,468	$2,855

The following table presents before tax effected amounts recognized in accumulated other comprehensive income (loss) at December 31:

(In thousands)	2023	2022	2021
Net actuarial loss	$2,300	$2,572	$3,235
Prior service credit	(263)	(292)	(320)
Total amount recognized	$2,037	$2,280	$2,915

Notes to the Consolidated Financial Statements
The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

(In thousands)	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	132	71	58
Prior service credit amortization	(29)	(29)	(29)
Recognized actuarial loss	225	267	400
Net periodic benefit	$328	$309	$429

Components of other amounts:
Net regular actuarial gain	$(47)	$(397)	$(16)
Recognized actuarial loss	(225)	(267)	(400)
Prior service credit amortization	29	29	29
Prior service credit due to curtailments	—	—	450
Total recognized in other comprehensive income	$(243)	$(635)	$63
Total recognized in comprehensive income	$85	$(326)	$492

The following table summarizes certain weighted average assumptions used to measure the plans’ obligation at the end of the year as well as net periodic benefit expense during the year:

	2023	2022	2021
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.76%	5.01%	2.07%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.01%	2.14%	1.66%
The net actuarial loss and prior service credit that is expected to be amortized from accumulated other comprehensive loss and into net periodic expense during the year ended December 31, 2024 is $0.2 million.
Future estimated benefit payments are expected to be approximately $0.3 million per annum during the period 2024 through 2033.
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

Notes to the Consolidated Financial Statements
A summary of the status of the Company’s options as of December 31, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2023	426,880	$13.09	3.3	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(84,620)	12.78	—
Outstanding, December 31, 2023	342,260	13.17	2.6	years	$4,713
Vested and Exercisable, December 31, 2023	342,260	$13.17	2.6	years	$4,713

The range of exercise prices is $11.00 to $14.65 per share.
There were no options compensation costs to employees and directors for the year ended December 31, 2023 and December 31, 2022 as all options had been fully expensed as of December 31, 2020. Total options compensation costs for the year ended 2020 was $0.7 million, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The fair value of all awards outstanding as of December 31, 2023 and December 31, 2022 was $4.7 million and $4.2 million, respectively. No cash was received for options exercised in the years ended December 31, 2023 and December 31, 2022.
The Company repurchased 55,881 shares and 310,176 shares for options exercised in the years ended December 31, 2023 and December 31, 2022, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 1,265,610 shares were available for issuance as of December 31, 2023.

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
A summary of the status of the Company’s time-based vesting RSUs as of December 31, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2023	331,023	$17.72
Awarded	142,563	20.93
Forfeited/Expired	(16,106)	18.91
Vested	(165,718)	17.26
Unvested, December 31, 2023	291,762	$19.48

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s performance-based RSUs as of December 31, 2023 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2023	96,970	$16.37
Awarded	62,945	23.05
Forfeited/Expired	(10,004)	18.44
Vested	(23,948)	14.82
Unvested, December 31, 2023	125,963	$19.68

During the year ended December 31, 2023, the Company granted 29,923 performance-based RSUs at a fair value of $23.42 per share, which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2023 to December 31, 2025. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 44,885 shares, respectively.

During the year ended December 31, 2023, the Company granted 29,747 market-based RSUs at a fair value of $23.56 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from February 15, 2023 to February 14, 2026. The minimum and maximum awards that are achievable are 0 and 44,621 shares, respectively.

During the year ended December 31, 2023, the Company awarded 619 and 2,656 shares at a fair value of $14.45 and $15.23 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target.

As of December 31, 2023, the Company reserved 188,945 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 58,942 shares and 54,191 shares for RSUs vested in the years ended December 31, 2023 and 2022, respectively.

Of the 417,725 unvested RSUs as of December 31, 2023, the minimum units that will vest, solely due to a service test, are 291,762. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 480,707.

Compensation expense attributable to the employee RSUs was $4.2 million, $2.2 million, and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company recorded an expense of $0.5 million, $0.5 million, and $0.3 million attributable to RSUs granted to directors for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, there was $11.3 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees and directors. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.4 years.

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

The Compensation and Human Resources Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be

Notes to the Consolidated Financial Statements
necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. The below following summarizes the shares purchased under the ESPP since the inception of the plan:

Number of Shares
Maximum shares available for purchase at plan inception	500,000
Purchases during the year ended:
December 31, 2021	—
December 31, 2022	(31,765)
December 31, 2023	(43,387)
Purchases since plan inception	(75,152)
Remaining shares available for purchase at December 31, 2023	424,848

The expense related to the discount on purchased shares for the year ended December 31, 2023 and December 31, 2022 was $120.5 thousand and $99.6 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. No expense was recorded for the year ended December 31, 2021.

Notes to the Consolidated Financial Statements
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
The Company’s available for sale securities are reported at fair value. Investments in fixed income securities are generally valued based on evaluations provided by an independent pricing service. These evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position, in a current sale. The pricing service utilizes evaluated pricing techniques that vary by asset class and incorporate available market information and, because many fixed income securities do not trade on a daily basis, applies available information through processes such as benchmark curves, benchmarking of available securities, sector groupings and matrix pricing. Model processes, such as option adjusted spread models, are used to value securities that have prepayment features. In those limited cases where pricing service evaluations are not available for a fixed income security, such as PACE assessments, management will typically value those instruments using observable market inputs in a discounted cash flow analysis.
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$480,615	$—	$480,615
Non-GSE certificates & CMOs	—	196,860	—	196,860
ABS	—	627,635	—	627,635
Corporate	—	120,741	—	120,741
Other	199	3,689	—	3,888
PACE assessments:
Residential PACE assessments	—	—	53,303	53,303

Total assets carried at fair value	$199	$1,429,540	$53,303	$1,483,042

Notes to the Consolidated Financial Statements

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$596,637	$—	$596,637
Non-GSE certificates & CMOs	—	224,706	—	224,706
ABS	—	848,427	—	848,427
Corporate	—	138,861	—	138,861
Other	192	3,653	—	3,845

Total assets carried at fair value	$192	$1,812,284	$—	$1,812,476

During the years ended December 31, 2023 and 2022, there were no transfers of financial instruments between Level 1 and Level
2.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	Residential PACE Assessments
	2023	2022
(In thousands)
Balance of recurring Level 3 assets at January 1	$—	$—
Amortization included in interest income in net income	35	—
Change in unrealized holding gains/losses included in other comprehensive income	440	—
Purchases	54,199	—
Principal paydowns	(1,371)	—

Balance of recurring Level 3 assets at December 31	$53,303	$—

The fair value of the Company's PACE assessments are determined internally by calculating discounted cash flows using expected conditional prepayment rates, market spreads, and the Treasury yield curve. Qualitative assessments from recent commentary from dealers or investors or issuers, information revealed from secondary market trades of clean energy senior asset-backed securities, and volatility in the marketplace are reviewed and incorporated into the calculations.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2023:

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$53,303	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (16.3%)

The significant unobservable input used in the fair value measurement of the Company's residential PACE assessments is conditional prepayment rate. Significant increases/(decreases) in this input in isolation would have results in a modestly higher/(lower) fair value measurement. Unobservable inputs were weighted by the relative fair value of the instruments.

Notes to the Consolidated Financial Statements
Assets Measured at Fair Value on a Non-recurring Basis
Certain financial assets are measured at fair value on a non-recurring basis. That is, they are subject to fair value adjustments in certain circumstances.
Collateral-dependent loans
Fair values for individually analyzed collateral-dependent loans are based on the fair value of the collateral based on an appraised values, net book value per the borrower’s financial statements, aging reports, or by reference to market activity, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the borrower and its business. At December 31, 2023, there were no individually analyzed collateral-dependent loans.
Impaired loans (prior to the adoption of ASU 2016-13)
Fair values for loans considered impaired are based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the underlying collateral in the case of collateral dependent loans. The methods used to estimate the fair value of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy.

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

Financial Instruments Not Measured at Fair Value
A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value follows:
•Held-to-maturity securities – Investments in fixed income securities are generally valued based on evaluations provided by an independent pricing service. These evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position, in a current sale. The pricing service utilizes evaluated pricing techniques that vary by asset class and incorporate available market information and, because many fixed income securities do not trade on a daily basis, applies available information through processes such as benchmark curves, benchmarking of available securities, sector groupings and matrix pricing. Model processes, such as option adjusted spread models, are used to value securities that have prepayment features. In those limited cases where pricing service evaluations are not available for a fixed income security, such as PACE assessments, management will typically value those instruments using observable market inputs in a discounted cash flow analysis. Held-to-maturity securities, with the exception of PACE securities which are categorized as Level 3, are generally categorized as Level 2.
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

Notes to the Consolidated Financial Statements
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
•Other borrowings - Other borrowings are valued using a present value technique that incorporates current rates offered by the FRB for advances of comparable remaining maturity. Other borrowings are categorized as Level 2.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

Notes to the Consolidated Financial Statements

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$90,570	$90,570	$—	$—	$90,570
Held-to-maturity securities	1,696,834	—	575,417	974,092	1,549,509
Loans held for sale	1,817	—	—	1,817	1,817
Loans receivable, net	4,345,628	—	—	4,029,142	4,029,142
Resell agreements	50,000	—	—	50,000	50,000
Accrued interest receivable	55,484	43	12,645	42,796	55,484

Financial liabilities:
Deposits payable on demand	$6,582,321	$—	$6,582,321	$—	$6,582,321
Time deposits and brokered CDs	429,667	—	428,116	—	428,116
FHLBNY advances	4,381	—	4,381	—	4,381
Other borrowings	230,000	—	229,711	—	229,711
Subordinated debt, net	70,546	—	56,790	—	56,790
Accrued interest payable	12,270	—	12,270	—	12,270

	December 31, 2022
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$63,540	$63,540	$—	$—	$63,540
Held-to-maturity securities	1,541,301	—	574,609	840,262	1,414,871
Loans held for sale	7,943	—		7,943	7,943
Loans receivable, net	4,060,971	—	—	3,718,308	3,718,308
Resell agreements	25,754	—	—	25,754	25,754
Accrued interest and dividends receivable	41,441	17	12,197	29,227	41,441

Financial liabilities:
Deposits payable on demand	6,369,087	—	6,369,087	—	6,369,087
Time deposits and brokered CDs	225,950	—	225,805	—	225,805
FHLBNY advances	580,000	—	580,000	—	580,000
Subordinated debt, net	77,708	—	68,966	—	68,966
Accrued interest payable	1,218	—	1,218	—	1,218

Notes to the Consolidated Financial Statements
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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	December 31, 2023	December 31, 2022
(In thousands)
Commitments to extend credit	$514,206	$723,902
Standby letters of credit	31,678	29,568
Total	$545,884	$753,470

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. Upon adoption of ASU 2016-13 on January 1, 2023, the Day 1 adjustment to allowance for credit losses on off-balance sheet credit exposures was $2.7 million. This allowance, which is included in other liabilities, amounted to approximately $4.2 million as of December 31, 2023, compared to a reserve of $1.6 million as of December 31, 2022. The provision for credit losses related to off balance sheet credit commitments was a recovery of $0.1 million for the year ended December 31, 2023. The expense related to off balance sheet credit commitments in other non-interest expense was an expense of $0.1 million for the year ended December 31, 2022, and an expense of $0.3 million for the year ended December 31, 2021.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until December 2023. As of December 31, 2023, the Company had purchased $718.2 million of these obligations and had an estimated remaining commitment of $85.0 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. As part of the Company's ongoing investments in variable interest entity ("VIE") projects, we also have commitments to provide financing, which are included in Note 18.

Notes to the Consolidated Financial Statements
16.    LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of December 31, 2023 and December 31, 2022. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Company’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Year Ended December 31,
	2023	2022
(In thousands)
Operating lease cost	$7,219	$7,216
Cash paid for amounts included in the measurement of operating leases liability	$11,294	$10,745
Note: Sublease income and variable income or expense considered immaterial

The weighted average remaining lease term on operating leases at December 31, 2023 and December 31, 2022 was 3.2 years and 3.9 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.26% and 3.25% at December 31, 2023 and December 31, 2022, respectively.

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of December 31, 2023:

(In thousands)	As of December 31, 2023
2024	$11,324
2025	10,593
2026	9,200
2027	959
2028	—
Thereafter	—
Total undiscounted operating lease payments	32,076
Less: present value adjustment	1,430
Total Operating leases liability	$30,646

Notes to the Consolidated Financial Statements
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

At December 31, 2023 and December 31, 2022, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2024	$730
2025	574
2026	419
2027	265
2028	111
Thereafter	118
Total	$2,217

Accumulated amortization of the core deposit intangible was $6.9 million as of December 31, 2023.

Amortization expense recognized on the core deposit intangible was $0.9 million, $1.0 million, and $1.2 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

Notes to the Consolidated Financial Statements
18.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of December 31, 2023, the Company's maximum exposure to loss is $61.2 million.

	December 31, 2023	December 31, 2022
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$9,024	$3,299
Loans and letters of credit commitments	52,222	60,857
Funded portion of loans and letters of credit commitments	52,222	47,683
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Year Ended
	December 31,
	2023	2022
(In thousands)
Tax credits and other tax benefits recognized	$1,660	$2,672

Notes to the Consolidated Financial Statements
19.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Amalgamated Financial Corp. follows:

CONDENSED BALANCE SHEET
	December 31, 2023	December 31, 2022
(in thousands)
ASSETS
Cash and cash equivalents	$35,417	$10,884
Investment in banking subsidiary	620,401	580,664
Other assets	565	113
Total assets	$656,383	$591,661

LIABILITIES AND EQUITY
Subordinated debt	$70,546	$77,708
Accrued expense and other liabilities	606	5,131
Stockholders' equity	585,231	508,822
Total liabilities and stockholders' equity	$656,383	$591,661

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
	2023	2022	2021
(in thousands)
Dividends from subsidiaries	$60,000	$—	$10,081
Other income	1,417	617	—
Equity in undistributed subsidiary income	30,170	84,321	43,403
Interest expense	2,719	2,693	399
Other expense	1,669	768	148
Income before tax expense	87,199	81,477	52,937
Income tax benefit	(779)	—	—
Net income	$87,978	$81,477	$52,937
Comprehensive income (loss)	$110,681	$(32,639)	$41,170

Notes to the Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS
	Year Ended December 31,
	2023	2022	2021
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,978	$81,477	$52,937
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(30,170)	(84,321)	(43,403)
Net gain on repurchase of subordinated debt	(1,417)	(617)	—
Decrease (increase) in other assets	(453)	726	(12)
Increase (decrease) in other liabilities	(4,286)	(610)	2,118
Net cash provided by (used in) operating activities	51,652	(3,345)	11,640

Cash flows from investing activities
Payments for investments in subsidiaries	—	—	(42,490)
Net cash provided by (used in) investing activities	—	—	(42,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(12,333)	(11,211)	(7,597)
Repurchase of common stock	(9,543)	(12,478)	(2,498)
Proceeds from (repurchases of) subordinated debt	(6,047)	(5,633)	83,831
Proceeds from common stock issued under Employee Stock Purchase Plan	804	665	—
Net cash provided by (used in) financing activities	(27,119)	(28,657)	73,736

Increase (decrease) in cash and cash equivalents	24,533	(32,002)	42,886
Cash and cash equivalents at beginning of year	10,884	42,886	—
Cash and cash equivalents at end of year	$35,417	$10,884	$42,886

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Amalgamated Financial Corp.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Amalgamated Financial Corp. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1, 2, and 5 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans – Model Design and Qualitative Factors
As described in Notes 1, 2, and 5 to the financial statements and referred to in the change in accounting principle explanatory paragraph above, on January 1, 2023 (“adoption date”), the Company adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology.
Management estimates the ACL on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The quantitative component of the allowance model calculates expected credit losses by considering the loan segment baseline loss rate, generally based on a peer group, and severity rate. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The baseline loss rate is adjusted for relevant macroeconomic variables by loan segment that consider forecasted economic conditions. The loan level cash flows are discounted at the effective interest rate to calculate a loan level allowance which is aggregated at the loan segment level to arrive at the quantitative component of the allowance. Adjustments to the quantitative results are made using qualitative factors. These factors include: (1) borrower's financial condition; (2) borrower's ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions.

We identified the auditing of the model design and the qualitative factors related to the ACL as a critical audit matter. With the adoption of ASC 326, a new loss estimation model was developed, and a significant amount of judgment was required to evaluate the conceptual soundness in the design of the quantitative model. In addition, qualitative factors are subjective and require significant management judgment in their determination and significant auditor judgment in the evaluation of their reasonableness.

The primary procedures we performed to address the critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the conceptual design and construction of the models and the evaluation of the qualitative factors, including controls addressing:
◦Management’s judgments in the design of the quantitative and qualitative models.
◦Management’s reconciliation and testing of loan data inputs to the models.
◦Management’s review of the results of the third-party model validation.
◦Management’s review and approval of the qualitative factors.

•Substantively testing management’s process related to the conceptual design and construction of the models and determination of qualitative factors, which included:
◦Evaluation, with the assistance of internal specialists, of the reasonableness of management’s judgments related to the conceptual design and construction of the models.
◦Evaluation of the relevance and reliability of data utilized in the quantitative and qualitative models, including reconciliation and testing of loan data inputs.
◦Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied from the point of adoption to year end.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

New York, New York
March 7, 2024

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 137.
Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On December 13, 2023, Sam Brown, Senior Executive Vice President, Chief Banking Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 31,250 shares of the Company’s common stock, net of shares to be withheld for the exercise price and for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after March 13, 2024 and ending on the earlier of March 12, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.
On December 14, 2023, Jason Darby, Senior Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after March 14, 2024 and ending on the earlier of March 13, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Proposal 1—“Election of Directors” under the subsection titled “Biographical Information” and “Biographical Information for Our Executive Officers”;
•“Corporate Governance and Social Responsibility” under the subsections titled “Family Relationships,” “Code of Business Conduct and Ethics,” “Nominations of Directors,” and “Audit Committee;” and
•“Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Director and Executive Officer Compensation”;
•“Compensation Committee Report”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Security Ownership of Certain Beneficial Owners and Management”; and
•“Equity Compensation Plan Information”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Certain Relationships and Related Party Transactions”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Director Independence.”
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” under the subsections titled “Audit and Related Fees” and “Pre-Approval Policy,” which sections are incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 143 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

10.5	Amalgamated Bank Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.6	Amalgamated Financial Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021).*

10.7	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.8	Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
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

10.16
Form of Retention Restricted Stock Unit Award Agreement under the Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.17
Employment Agreement dated May 10, 2021 by and among Amalgamated Financial Corp., Amalgamated Bank and Priscilla Sims Brown (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.18
Form of Award Agreement for Restricted Stock Units to Chief Executive Officer to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.19	Amalgamated Financial Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 30, 2023.*
10.20	Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan.**
10.21
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Sean Searby (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022).*

10.22
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

10.24
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

21.1	Subsidiaries of Amalgamated Financial Corp.**
23.1	Consent of Independent Registered Public Accounting Firm—Crowe LLP.**
24.1	Power of Attorney (included on signature page)**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certifications
97.1	Amalgamated Financial Corp. Incentive Compensation Recovery Policy**
101
The following financial statements from the Annual Report on Form 10-K of Amalgamated Financial Corp., formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Amalgamated Financial Corp.’s Form 10-K Report for the year ended December 31, 2023, formatted in iXBRL (included with the Exhibit 101 attachments).

* Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

March 7, 2024	By:	/s/ Priscilla Sims Brown
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

Signature	Title	Date
/s/ Lynne P. Fox	Director and Chair of the Board	March 7, 2024
Lynne P. Fox
/s/ Priscilla Sims Brown	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2024
Priscilla Sims Brown
/s/ Maryann Bruce	Director	March 7, 2024
Maryann Bruce
/s/ Mark A. Finser	Director	March 7, 2024
Mark A. Finser
/s/ Darrell Jackson	Director	March 7, 2024
Darrell Jackson
/s/ Julie Kelly	Director	March 7, 2024
Julie Kelly
/s/ JoAnn Lilek	Director	March 7, 2024
JoAnn Lilek
/s/ John McDonagh	Director	March 7, 2024
John McDonagh
/s/ Meredith Miller	Director	March 7, 2024
Meredith Miller
/s/ Robert G. Romasco	Director	March 7, 2024
Robert G. Romasco
/s/ Edgar Romney, Sr.	Director	March 7, 2024
Edgar Romney, Sr.
/s/ Julieta Ross	Director	March 7, 2024
Julieta Ross
/s/ Scott Stoll	Director	March 7, 2024
Scott Stoll
/s/ Jason Darby	Chief Financial Officer (Principal Financial Officer)	March 7, 2024
Jason Darby
/s/ Leslie Veluswamy	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2024
Leslie Veluswamy