Form 10-Q
period 2024-03-31
Amalgamated Financial Corp.
filed 2024-05-07
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of May 6, 2024, the registrant had 30,524,039 shares of common stock outstanding at $0.01 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “may,” “approximately,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “possible,” and “intend,” or the negative thereof as well as other similar words and expressions of the future. These forward-looking statements include, but are not limited to, statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth.
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
ii

•downgrade in our credit rating;
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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	March 31, 2024	December 31, 2023
Assets	(unaudited)
Cash and due from banks	$3,830	$2,856
Interest-bearing deposits in banks	151,374	87,714
Total cash and cash equivalents	155,204	90,570
Securities:
Available for sale, at fair value:
Traditional securities	1,445,793	1,429,739
Property Assessed Clean Energy ("PACE") assessments	82,258	53,303
	1,528,051	1,483,042
Held-to-maturity, at amortized cost:
Traditional securities, net allowance for credit losses of $53 and $54 , respectively	616,172	620,232
PACE assessments, net of allowance for credit losses of $657 and $667, respectively	1,057,790	1,076,602
	1,673,962	1,696,834

Loans held for sale	2,137	1,817
Loans receivable, net of deferred loan origination costs	4,423,780	4,411,319
Allowance for credit losses	(64,400)	(65,691)
Loans receivable, net	4,359,380	4,345,628

Resell agreements	131,242	50,000
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,603	4,389
Accrued interest receivable	53,436	55,484
Premises and equipment, net	7,128	7,807
Bank-owned life insurance	106,137	105,528
Right-of-use lease asset	19,797	21,074
Deferred tax asset, net	49,171	56,603
Goodwill	12,936	12,936
Intangible assets, net	2,034	2,217
Equity method investments	14,801	13,024
Other assets	16,663	25,371
Total assets	$8,136,682	$7,972,324
Liabilities
Deposits	$7,305,765	$7,011,988
Subordinated debt, net	70,570	70,546
Other borrowings	69,135	234,381
Operating leases	27,250	30,646
Other liabilities	47,024	39,399
Total liabilities	$7,519,744	$7,386,960

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,736,141 and 30,736,141 shares issued, respectively, and 30,510,393 and 30,428,359 shares outstanding, respectively)	$307	$307
Additional paid-in capital	287,198	288,232
Retained earnings	412,190	388,033
Accumulated other comprehensive loss, net of income taxes	(78,872)	(86,004)
Treasury stock, at cost (225,748 and 307,782 shares, respectively)	(4,018)	(5,337)
Total Amalgamated Financial Corp. stockholders' equity	616,805	585,231
Noncontrolling interests	133	133
Total stockholders' equity	616,938	585,364
Total liabilities and stockholders’ equity	$8,136,682	$7,972,324
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2024	2023
INTEREST AND DIVIDEND INCOME
Loans	$51,952	$44,806
Securities	42,390	39,512
Interest-bearing deposits in banks	2,592	618
Total interest and dividend income	96,934	84,936
INTEREST EXPENSE
Deposits	25,891	13,835
Borrowed funds	3,006	3,821
Total interest expense	28,897	17,656
NET INTEREST INCOME	68,037	67,280
Provision for credit losses	1,588	4,958
Net interest income after provision for credit losses	66,449	62,322
NON-INTEREST INCOME
Trust Department fees	3,854	3,929
Service charges on deposit accounts	6,136	2,455
Bank-owned life insurance income	609	781
Losses on sale of securities	(2,774)	(3,086)
Gains on sale of loans, net	47	3
Equity method investments income	2,072	153
Other income	285	973
Total non-interest income	10,229	5,208
NON-INTEREST EXPENSE
Compensation and employee benefits	22,273	22,014
Occupancy and depreciation	2,904	3,399
Professional fees	2,376	2,230
Data processing	4,629	4,549
Office maintenance and depreciation	663	728
Amortization of intangible assets	183	222
Advertising and promotion	1,219	1,587
Federal deposit insurance premiums	1,050	718
Other expense	2,855	3,180
Total non-interest expense	38,152	38,627
Income before income taxes	38,526	28,903
Income tax expense	11,277	7,565
Net income	$27,249	$21,338
Earnings per common share - basic	$0.89	$0.69
Earnings per common share - diluted	$0.89	$0.69

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$27,249	$21,338
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	43	48
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	6,402	12,099
Reclassification adjustment for losses realized in income	2,774	3,086
Accretion of net unrealized loss on securities transferred to held-to-maturity	595	488
Net unrealized gains (losses) on securities	9,771	15,673
Other comprehensive income, before tax	9,814	15,721
Income tax expense	(2,682)	(4,331)
Total other comprehensive income, net of taxes	7,132	11,390
Total comprehensive income, net of taxes	$34,381	$32,728

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2024	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
Net income	—	—	—	27,249	—	—	27,249	—	27,249
Repurchase of common stock	(10,000)	—	—	—	—	(285)	(285)	—	(285)
Common stock issued under Employee Stock Purchase Plan	10,175	—	60	—	—	184	244	—	244
Dividends on common stock, $0.10 per share	—	—	—	(3,092)	—	—	(3,092)	—	(3,092)
Exercise of stock options, net of repurchases	24,540	—	(426)	—	—	426	—	—	—
Restricted stock units vesting, net of repurchases	57,319	—	(1,749)	—	—	994	(755)	—	(755)
Stock-based compensation expense	—	—	1,081	—	—	—	1,081	—	1,081
Other comprehensive income, net of taxes	—	—	—	—	7,132	—	7,132	—	7,132
Balance at March 31, 2024	30,510,393	$307	$287,198	$412,190	$(78,872)	$(4,018)	$616,805	$133	$616,938

	Three Months Ended March 31, 2023
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)		(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	21,338	—	—	21,338	—	21,338
Repurchase of common stock	(128,803)	—	—	—	—	(2,425)	(2,425)	—	(2,425)
Common stock issued under Employee Stock Purchase Plan	21,919	—	(25)	—	—	413	388	—	388
Dividends on common stock, $0.10 per share	—	—	—	(3,115)	—	—	(3,115)	—	(3,115)
Exercise of stock options, net of repurchases	6,631	—	(91)	—	—	—	(91)	—	(91)
Restricted stock units vesting, net of repurchases	42,354	—	(354)	—	—	(140)	(494)	—	(494)
Stock-based compensation expense	—	—	1,037	—	—	—	1,037	—	1,037
Other comprehensive income, net of taxes	—	—	—	—	11,390	—	11,390	—	11,390
Balance at March 31, 2023	30,642,299	$307	$287,514	$330,673	$(97,317)	$(2,152)	$519,025	$133	$519,158
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,249	$21,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	886	869
Amortization of intangible assets	183	222
Deferred income tax expense	4,750	3,308
Provision for credit losses	1,588	4,958
Stock-based compensation expense	1,081	1,037
Net amortization on loan fees, costs, premiums, and discounts	792	36
Net amortization on securities premiums, discounts, and net unrealized loss on securities transferred to held-to-maturity	341	408
Net income from equity method investments	(2,072)	(153)
Net loss on sale of securities available for sale	2,774	3,086
Net gain on sale of loans	(47)	(3)
Net gain on redemption of bank-owned life insurance	—	(225)
Proceeds from sales of loans held for sale	7,084	3,459
Originations of loans held for sale	(7,357)	(1,176)
Increase in cash surrender value of bank-owned life insurance	(609)	(556)
Net gain on repurchase of subordinated debt	—	(780)
Decrease in accrued interest receivable	2,048	597
Decrease in other assets	9,985	6,403
Decrease in other liabilities	(17,414)	(7,975)
Net cash provided by operating activities	31,262	34,853
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(15,434)	(94,742)
Purchase of securities available for sale	(142,368)	(17,220)
Purchase of securities held-to-maturity	(38,918)	(98,893)
Proceeds from sales of securities available for sale	78,827	145,305
Maturities, principal payments and redemptions of securities available for sale	46,038	42,144
Maturities, principal payments and redemptions of securities held-to-maturity	61,975	21,082
Decrease (increase) in resell agreements	(81,242)	10,323
Increase in equity method investments	295	288
Decrease (increase) in FHLBNY stock, net	(214)	26,100
Purchases of premises and equipment, net	(207)	(263)
Proceeds from redemption of bank-owned life insurance	—	980
Net cash (used in) provided by investing activities	(91,248)	35,104
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	293,777	446,324
Net decrease in other borrowings	(165,246)	(440,000)
Repurchase of subordinated debt	—	(3,220)
Common stock issued under Employee Stock Purchase Plan	244	388
Repurchase of common stock	(285)	(2,425)

Dividends paid	(3,115)	(3,082)
Payments related to repurchase of common stock for equity awards	(755)	(585)
Net cash provided by (used in) financing activities	124,620	(2,600)
Increase in cash, cash equivalents, and restricted cash	64,634	67,357
Cash, cash equivalents, and restricted cash at beginning of year	90,570	63,540
Cash, cash equivalents, and restricted cash at end period	$155,204	$130,897
Supplemental disclosures of cash flow information:
Interest paid during the period	$34,527	$15,509
Income taxes paid during the period	317	291
Right-of-use assets obtained in exchange for lease liabilities	560	—
Purchase of securities available for sale, net not settled	21,000	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). A more detailed description of our accounting policies is included in the 2023 Annual Report, which remain significantly unchanged.

There have been no other significant changes to our accounting policies, or the estimates made pursuant to those policies as described in our 2023 Annual Report.

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

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2024	Current Period Change	Income Tax Effect	Balance as of March 31, 2024
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,481)	$43	$(11)	$(1,449)
Unrealized gains (losses) on available for sale securities	(74,348)	9,176	(2,508)	(67,680)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(10,175)	595	(163)	(9,743)
Total	$(86,004)	$9,814	$(2,682)	$(78,872)

	Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of March 31, 2023
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,652)	$48	$(13)	$(1,617)
Unrealized gains (losses) on available for sale securities	(95,539)	15,185	(4,184)	(84,538)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	488	(134)	(11,162)
Total	$(108,707)	$15,721	$(4,331)	$(97,317)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended March 31,
	2024	2023
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$36	$40
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7
Change in obligation for other benefits	—	1
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	43	48
Income tax expense	(11)	(13)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	32	35

Securities
Unrealized holding gains on available for sale securities	6,402	12,099
Reclassification adjustment for losses realized in loss on sale of securities	2,774	3,086
Accretion of net unrealized loss on securities transferred to held-to-maturity recognized in interest income from securities	595	488
Change in unrealized gains on available for sale securities	9,771	15,673
Income tax expense	(2,671)	(4,318)
Net change in unrealized gains on securities	7,100	11,355

Total	$7,132	$11,390

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of March 31, 2024 are as follows:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") residential CMOs ("collateralized mortgage obligations")	$503,557	$263	$(38,032)	$465,788
Non-GSE certificates & CMOs	206,361	—	(19,908)	186,453
ABS	685,746	315	(17,771)	668,290
Corporate	140,026	—	(18,653)	121,373
Other	4,197	—	(308)	3,889
	1,539,887	578	(94,672)	1,445,793
PACE assessments:
Residential PACE assessments	81,282	976	—	82,258

Total available for sale	$1,621,169	$1,554	$(94,672)	$1,528,051

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$193,070	$952	$(20,712)	$173,310
Non-GSE certificates & CMOs	78,510	—	(6,706)	71,804
ABS	278,249	96	(6,519)	271,826
Municipal	66,396	126	(11,463)	55,059
	616,225	1,174	(45,400)	571,999
PACE assessments:
Commercial PACE assessments	256,661	—	(29,767)	226,894
Residential PACE assessments	801,786	—	(79,058)	722,728
	1,058,447	—	(108,825)	949,622

Allowance for credit losses	(710)

Total held-to-maturity	$1,673,962	$1,174	$(154,225)	$1,521,621

As of March 31, 2024, available for sale securities with a fair value of $1.28 billion and held-to-maturity securities with a fair value of $544.5 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2023 are as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities (GSE) residential CMOs ("collateralized mortgage obligations")	$521,101	$59	$(40,545)	$480,615
Non-GSE certificates & CMOs	218,550	—	(21,690)	196,860
ABS	648,585	40	(20,990)	627,635
Corporate	140,038	—	(19,297)	120,741
Other	4,197	—	(309)	3,888
	1,532,471	99	(102,832)	1,429,739
PACE assessments:
Residential PACE assessments	52,863	440	—	53,303

Total available for sale	$1,585,334	$539	$(102,831)	$1,483,042

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$194,329	$1,099	$(19,693)	$175,735
Non-GSE certificates & CMOs	79,406	9	(6,686)	72,729
ABS	279,916	23	(8,678)	271,261
Municipal	66,635	165	(11,107)	55,693
	620,286	1,296	(46,164)	575,418
PACE assessments:
Commercial PACE assessments	258,306	—	(29,211)	229,095
Residential PACE assessments	818,963	—	(73,967)	744,996
	1,077,269	—	(103,178)	974,091

Allowance for credit losses	(721)

Total held-to-maturity	$1,696,834	$1,296	$(149,342)	$1,549,509
There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2024 or the three months ended March 31, 2023.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of March 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$3,000	$2,938	$—	$—
Due after one year through five years	63,881	59,373	9,443	9,129
Due after five years through ten years	305,694	291,046	118,141	117,180
Due after ten years	538,676	522,453	1,275,508	1,150,198
	$911,251	$875,810	$1,403,092	$1,276,507

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,
	March 31, 2024	March 31, 2023
(In thousands)
Proceeds	$78,827	$145,305

Realized gains	$—	$—
Realized losses	(2,774)	(3,086)
Net realized losses	$(2,774)	$(3,086)
There were no sales of held-to-maturity securities during the three months ended March 31, 2024 or the three months ended March 31, 2023.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At March 31, 2024 and March 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of March 31, 2024 and December 31, 2023, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	March 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$13,115	$52	$394,753	$37,980	$407,868	$38,032
Non-GSE certificates & CMOs	—	—	186,453	19,908	186,453	19,908
ABS	49,551	33	411,349	17,738	460,900	17,771
Corporate	—	—	121,373	18,653	121,373	18,653
Other	198	1	3,691	307	3,889	308
Total available for sale	$62,864	$86	$1,117,619	$94,586	$1,180,483	$94,672

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	$—	$460,239	$40,545	$460,239	$40,545
Non-GSE certificates & CMOs	—	—	196,860	21,690	196,860	21,690
ABS	53,133	122	526,868	20,868	580,001	20,990
Corporate	—	—	120,741	19,297	120,741	19,297
Other	—	—	3,888	309	3,888	309
Total available for sale	$53,133	$122	$1,308,596	$102,709	$1,361,729	$102,831

Available for sale securities

As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the three months ended March 31, 2023, the Company charged-off an unrealized loss position of $1.2 million related to a corporate bond related to Silicon Valley Bank following credit concerns over the issuer, and the sale of the security resulted in an immaterial additional loss.

As of March 31, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of March 31, 2024, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at March 31, 2024.

Held-to-maturity securities

Notes to Consolidated Financial Statements (unaudited)

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

With the exception of PACE assessments, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. There have been no significant losses on PACE assessments that we have invested in given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of March 31, 2024 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $31.6 million and $35.1 million at March 31, 2024 and December 31, 2023, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$54	$258	$409	$721
Recovery of credit losses	(1)	(2)	(8)	(11)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$53	$256	$401	$710

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(1)	7	39	45
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending balance	$58	262	367	687

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	March 31, 2024	December 31, 2023
(In thousands)
Commercial and industrial	$1,014,084	$1,010,998
Multifamily	1,175,467	1,148,120
Commercial real estate	353,598	353,432
Construction and land development	23,266	23,626
Total commercial portfolio	2,566,415	2,536,176
Residential real estate lending	1,419,321	1,425,596
Consumer solar	398,501	408,260
Consumer and other	39,543	41,287
Total retail portfolio	1,857,365	1,875,143
Total loans receivable	4,423,780	4,411,319
Allowance for credit losses	(64,400)	(65,691)
Total loans receivable, net	$4,359,380	$4,345,628

Included in commercial and industrial loans are government guaranteed loans with a balance of $224.7 million at March 31, 2024 and $225.6 million at December 31, 2023. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at March 31, 2024 and December 31, 2023.

The following table presents information regarding the past due status of the Company’s loans as of March 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$113	$19	$8,750	$—	$8,882	$1,005,202	$1,014,084
Multifamily	—	—	—	—	—	1,175,467	1,175,467
Commercial real estate	—	—	4,354	—	4,354	349,244	353,598
Construction and land development	—	—	11,124	—	11,124	12,142	23,266
Total commercial portfolio	113	19	24,228	—	24,360	2,542,055	2,566,415
Residential real estate lending	9,406	5,458	4,763	—	19,627	1,399,694	1,419,321
Consumer solar	2,585	1,579	3,852	—	8,016	390,485	398,501
Consumer and other	534	876	176	—	1,586	37,957	39,543
Total retail portfolio	12,525	7,913	8,791	—	29,229	1,828,136	1,857,365
	$12,638	$7,932	$33,019	$—	$53,589	$4,370,191	$4,423,780

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$266	$168	$7,533	$—	$7,967	$1,003,031	$1,010,998
Multifamily	11,968	—	—	—	11,968	1,136,152	1,148,120
Commercial real estate	—	—	4,490	—	4,490	348,942	353,432
Construction and land development	5,199	—	11,166	—	16,365	7,261	23,626
Total commercial portfolio	17,433	168	23,189	—	40,790	2,495,386	2,536,176
Residential real estate lending	6,995	2,133	7,218	—	16,346	1,409,250	1,425,596
Consumer solar	2,569	2,788	2,673	—	8,030	400,230	408,260
Consumer and other	754	231	103	—	1,088	40,199	41,287
Total retail portfolio	10,318	5,152	9,994	—	25,464	1,849,679	1,875,143
	$27,751	$5,320	$33,183	$—	$66,254	$4,345,065	$4,411,319

There were no loan modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

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
In the prior twelve months, ten loan modifications were made to borrowers experiencing financial difficulty. One loan that was modified during this period had a payment default during the three months ended March 31, 2024.

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

Notes to Consolidated Financial Statements (unaudited)
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

The following tables summarize the Company’s loan portfolio by credit quality indicator as of March 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$24,254	$151,201	$195,629	$192,446	$254,474	$133,950	$—	$951,954
Special Mention	—	—	86	13,750	4,695	1,406	—	19,937
Substandard	—	—	570	17,844	20,549	2,078	—	41,041
Doubtful	—	—	—	—	1,091	61	—	1,152
Total commercial and industrial	$24,254	$151,201	$196,285	$224,040	$280,809	$137,495	$—	$1,014,084
Current period gross charge-offs	$—	$250	$150	$—	$—	$—	$—	$400
Multifamily:
Pass	$50,247	$223,462	$364,213	$44,108	$482,807	$2	$—	$1,164,839
Special Mention	—	—	—	—	8,347	—	—	8,347
Substandard	—	—	—	—	2,281	—	—	2,281
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$50,247	$223,462	$364,213	$44,108	$493,435	$2	$—	$1,175,467
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$15,958	$42,021	$59,599	$48,314	$175,732	$3,847	$—	$345,471
Special Mention	—	—	—	—	3,773	—	—	3,773
Substandard	—	—	—	—	4,354	—	—	4,354
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$15,958	$42,021	$59,599	$48,314	$183,859	$3,847	$—	$353,598
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$6,943	$5,199	$—	$12,142
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,124	—	11,124
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$6,943	$16,323	$—	$23,266
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Residential real estate lending:
Pass	$17,544	$136,060	$419,329	$316,789	$525,799	$—	$—	$1,415,521
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	722	1,029	2,049	—	—	3,800
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$17,544	$136,060	$420,051	$317,818	$527,848	$—	$—	$1,419,321
Current period gross charge-offs	$—	$—	$—	$—	$160	$—	$—	$160
Consumer solar:
Pass	$—	$30,527	$101,034	$127,718	$135,835	$—	$—	$395,114
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	24	1,409	941	1,013	—	—	3,387
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$30,551	$102,443	$128,659	$136,848	$—	$—	$398,501
Current period gross charge-offs	$—	$—	$171	$1,298	$337	$—	$—	$1,806
Consumer and other:
Pass	$383	$2,056	$14,401	$11,579	$10,930	$—	$—	$39,349
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	6	20	101	67	—	—	194
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$383	$2,062	$14,421	$11,680	$10,997	$—	$—	$39,543
Current period gross charge-offs	$—	$3	$—	$—	$93	$—	$—	$96
Total Loans:
Pass	$108,386	$585,327	$1,154,205	$740,954	$1,592,520	$142,998	$—	$4,324,390
Special Mention	—	—	86	13,750	16,815	1,406	—	32,057
Substandard	—	30	2,721	19,915	30,313	13,202	—	66,181
Doubtful	—	—	—	—	1,091	61	—	1,152
Total loans	$108,386	$585,357	$1,157,012	$774,619	$1,640,739	$157,667	$—	$4,423,780
Current period gross charge-offs	$—	$253	$321	$1,298	$590	$—	$—	$2,462
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$130,568	$220,552	$192,682	$117,966	$141,542	$138,003	$—	$941,313
Special Mention	—	—	16,692	3,975	934	4,222	—	25,823
Substandard	—	720	—	5,143	16,927	21,072	—	43,862
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$130,568	$221,272	$209,374	$127,084	$159,403	$163,297	$—	$1,010,998
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726
Multifamily:
Pass	$193,827	$382,652	$45,287	$138,131	$377,554	$2	$—	$1,137,453
Special Mention	—	—	—	—	8,373	—	—	8,373
Substandard	—	—	—	—	2,294	—	—	2,294
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$193,827	$382,652	$45,287	$138,131	$388,221	$2	$—	$1,148,120
Current period gross charge-offs	$—	$—	$—	$—	$2,367	$—	$—	$2,367

Notes to Consolidated Financial Statements (unaudited)

Commercial real estate:
Pass	$73,089	$42,824	$48,624	$36,478	$140,674	$3,456	$—	$345,145
Special Mention	—	—	—	—	3,797	—	—	3,797
Substandard	—	—	—	1,858	2,632	—	—	4,490
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$73,089	$42,824	$48,624	$38,336	$147,103	$3,456	$—	$353,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$7,261	$5,199	$—	$12,460
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,166	—	11,166
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,261	$16,365	$—	$23,626
Current period gross charge-offs	$—	$—	$—	$—	$4,664	$—	$—	$4,664
Residential real estate lending:
Pass	$137,167	$413,962	$328,952	$134,795	$403,508	$—	$—	$1,418,384
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,232	1,003	399	2,578	—	—	7,212
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$137,167	$417,194	$329,955	$135,194	$406,086	$—	$—	$1,425,596
Current period gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65
Consumer solar:
Pass	$30,412	$104,633	$131,008	$72,752	$67,044	$—	$—	$405,849
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	529	1,080	527	275	—	—	2,411
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$30,412	$105,162	$132,088	$73,279	$67,319	$—	$—	$408,260
Current period gross charge-offs	$—	$1,525	$3,034	$2,095	$312	$—	$—	$6,966
Consumer and other:
Pass	$2,730	$14,807	$11,866	$—	$11,780	$—	$—	$41,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	36	63	—	—	—	—	104
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$2,735	$14,843	$11,929	$—	$11,780	$—	$—	$41,287
Current period gross charge-offs	$2	$—	$—	$—	$268	$—	$—	$270
Total Loans:
Pass	$567,793	$1,179,430	$758,419	$500,122	$1,149,363	$146,660	$—	$4,301,787
Special Mention	—	—	16,692	3,975	13,104	4,222	—	37,993
Substandard	5	4,517	2,146	7,927	24,706	32,238	—	71,539
Doubtful	—	—	—	—	—	—	—	—
Total loans	$567,798	$1,183,947	$777,257	$512,024	$1,187,173	$183,120	$—	$4,411,319
Current period gross charge-offs	$2	$1,525	$3,034	$2,095	$9,402	$—	$—	$16,058

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the three months ended March 31, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	(1,938)	2,315	129	829	(853)	482	(74)	890
Charge-offs	(400)	—	—	—	(160)	(1,806)	(96)	(2,462)
Recoveries	4	—	—	—	147	121	9	281
Ending balance	$15,997	$4,448	$1,405	$853	$12,407	$26,775	$2,515	$64,400

The activities in the allowance by portfolio for the three months ended March 31, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	(263)	2,236	149	(5)	263	1,325	(93)	3,612
Charge-offs		(1,127)	—	—	(58)	(1,807)	(18)	(3,010)
Recoveries	4	—	—	—	238	211	8	461
Ending Balance - ACL	$16,473	$7,030	$2,455	$354	$14,849	$22,762	$3,400	$67,323

The amortized cost basis of loans on nonaccrual status and the specific allowance as of March 31, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$625	$8,125	$5,674
Commercial real estate	4,354	—	—
Construction and land development	8,804	2,320	822
Total commercial portfolio	13,783	10,445	6,496
Residential real estate lending	4,763	—	—
Consumer solar	3,852	—	—
Consumer and other	176	—	—
Total retail portfolio	8,791	—	—
	$22,574	$10,445	$6,496

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$612	$6,921	$4,485
Commercial real estate	4,490	—	—
Construction and land development	11,166	—	—
Total commercial portfolio	16,268	6,921	4,485
Residential real estate lending	7,218	—	—
Consumer solar	2,673	—	—
Consumer and other	103	—	—
Total retail portfolio	9,994	—	—
	$26,262	$6,921	$4,485

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of March 31, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,354	$—
Construction and land development	16,323	822
	$20,677	$822

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,490	$—
Construction and land development	16,365	—
	$20,855	$—

As of March 31, 2024 and December 31, 2023, mortgage loans with an unpaid principal balance of $2.37 billion and $2.35 billion, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.

There were $1.5 million in related party loans outstanding as of March 31, 2024 compared to $1.7 million related party loans as of December 31, 2023.

The Company has certain non-performing loans included in the balance of Loans held for sale on the Consolidated Statements of Financial Condition. There were $1.0 million and $1.0 million such loans as of March 31, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	March 31, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,182,047	0.00%	$2,940,398	0.00%
NOW accounts	200,900	1.05%	200,382	0.99%
Money market deposit accounts	3,222,271	2.96%	3,100,681	2.89%
Savings accounts	341,054	1.34%	340,860	1.20%
Time deposits	197,265	3.44%	187,457	3.01%
Brokered certificates of deposit ("CDs")	162,228	4.99%	242,210	5.09%
Total deposits	$7,305,765	1.60%	$7,011,988	1.62%

The scheduled maturities of time deposits and brokered CDs as of March 31, 2024 are as follows:

(In thousands)	Balance
2024	$157,931
2025	80,544
2026	46,613
2027	39,497
2028	26,884
Thereafter	8,024
Total	$359,493
Time deposits greater than $250,000 totaled $45.9 million as of March 31, 2024 and $42.2 million as of December 31, 2023.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $66.7 million and $63.1 million as of March 31, 2024 and December 31, 2023, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $61.4 million as of March 31, 2024 and $56.4 million as of December 31, 2023.
Included in total deposits are state and municipal deposits totaling $61.7 million and $51.9 million as of March 31, 2024 and December 31, 2023, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements (unaudited)
6.    BORROWED FUNDS
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of March 31, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.07 billion (comprised of securities of $395.1 million and mortgage loans of $1.67 billion). The fair value of assets pledged to the FHLBNY is required to exceed outstanding advances. There were $9.1 million outstanding FHLB advances as of March 31, 2024 and $4.4 million in outstanding FHLBNY advances as of December 31, 2023. For the three months ended March 31, 2024, and 2023, interest expense on FHLBNY advances was zero and $3.0 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by nonaffiliated banks with which a correspondent banking relationship exists. At March 31, 2024, and December 31, 2023 there was no outstanding balance related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At March 31, 2024, there was an outstanding balance of $60.0 million related to the BTFP due in 2024 with a weighted average rate of 4.71%, and an outstanding balance of $230.0 million due in 2024 with a weighted average rate of 4.50% at December 31, 2023. For the three months ended March 31, 2024, and 2023, interest expense on other borrowings was $2.4 million and $0.2 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
7.    SUBORDINATED DEBT
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.25% Fixed-to-Floating Rate subordinated notes due 2031 (the "Notes"). The fixed rate period is defined from and including November 8, 2021 to, but excluding, November 15, 2026, or the date of earlier redemption. The floating rate period is defined from and including November 15, 2026 to, but excluding, November 15, 2031, or the date of earlier redemption. The floating rate per annum is equal to three-month term SOFR (the "benchmark rate") plus a spread of 230 basis points for each quarterly interest period during the floating rate period, provided however, that if the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The subordinated notes will mature on November 15, 2031.
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
Interest expense on subordinated debt for the three months ended March 31, 2024 and 2023 was $0.6 million and $0.6 million, respectively.
During the three months ended March 31, 2024 the Company did not repurchase any subordinated notes. During the three months ended March 31, 2023, the Company repurchased subordinated notes with a par value of $4.0 million for cash paid of $3.2 million, respectively.
Gains on repurchases of subordinated debt for the three months ended March 31, 2024 and 2023 were zero and $0.8 million, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited)
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of March 31, 2024 and March 31, 2023, we had 21 thousand and 50 thousand anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2024	2023
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$27,249	$21,338
Dividends paid on preferred stock	—	—
Income attributable to common stock	$27,249	$21,338
Weighted average common shares outstanding, basic	30,476	30,706
Basic earnings per common share	$0.89	$0.69

Income attributable to common stock	$27,249	$21,338
Weighted average common shares outstanding, basic	30,476	30,706
Incremental shares from assumed conversion of options and RSUs	261	233
Weighted average common shares outstanding, diluted	30,737	30,939
Diluted earnings per common share	$0.89	$0.69

Notes to Consolidated Financial Statements (unaudited)
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of March 31, 2024 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2024	342,260	$13.17	2.6	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(42,000)	11.00	—
Outstanding, March 31, 2024	300,260	13.47	2.6	years	$3,161
Vested and Exercisable, March 31, 2024	300,260	$13.47	2.6	years	$3,161

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three months ended March 31, 2024 or for the three months ended March 31, 2023 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of March 31, 2024 and December 31, 2023 was $3.2 million and $4.7 million, respectively. No cash was received for options exercised in the three months ended March 31, 2024 or for the three months ended March 31, 2023.

The Company repurchased 17,460 shares and 3,999 shares for options exercised in the three months ended March 31, 2024 and March 31, 2023, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 1,046,692 shares were available for issuance as of March 31, 2024.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs as of March 31, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	291,762	$19.48
Awarded	106,235	23.20
Forfeited/Expired	—	—
Vested	(63,622)	20.22
Unvested, March 31, 2024	334,375	$20.52

A summary of the status of the Company’s performance-based vesting RSUs as of March 31, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	125,963	$19.68
Awarded	79,545	22.26
Forfeited/Expired	—	—
Vested	(23,880)	14.97
Unvested, March 31, 2024	181,628	$21.43

During the three months ended March 31, 2024, the Company granted 36,737 performance-based RSUs at a fair value of $23.20 per share, respectively which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2024 to December 31, 2026. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 55,106 shares, respectively.

During the three months ended March 31, 2024, the Company granted 38,385 market-based RSUs at a fair value of $22.21 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from March 1, 2024 to February 28, 2027. The minimum and maximum awards that are achievable are 0 and 57,578 shares, respectively.

During the three months ended March 31, 2024, the Company granted 4,423 shares at a fair value of $14.97 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target. Compensation expense attributable to the vesting of these shares was $66 thousand.

As of March 31, 2024, the Company reserved 272,442 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 30,183 shares and 21,738 shares for RSUs vested in the three months ended March 31, 2024 and 2023, respectively.

Of the 516,003 unvested RSUs and PSUs on March 31, 2024, the minimum units that will vest, solely due to a service test, are 334,375. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 606,817.

Compensation expense attributable to RSUs and PSUs was $1.0 million for the three months ended March 31, 2024, and $0.9 million for the three months ended March 31, 2023. The company recorded an expense of $0.1 million and $0.1 million attributable to RSUs granted to directors for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, there was $11.9 million of total unrecognized compensation cost related to the non-vested RSUs and PSUs granted. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.4 years.

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

Number of Shares
Shares available for purchase at December 31, 2023	424,848
Purchases during the three months ended:
March 31, 2024	(10,175)
Remaining shares available for purchase at March 31, 2024	414,673

The expense related to the discount on purchased shares for the three months ended March 31, 2024 and March 31, 2023 was $37 thousand and $58 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income.

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
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$465,788	$—	$465,788
Non-GSE certificates & CMOs	—	186,453	—	186,453
ABS	—	668,290	—	668,290
Corporate	—	121,373	—	121,373
Other	198	3,691	—	3,889
PACE assessments:
Residential PACE assessments	—	—	82,258	82,258

Total assets carried at fair value	$198	$1,445,595	$82,258	$1,528,051

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$480,615	$—	$480,615
Non-GSE certificates & CMOs	—	196,860	—	196,860
ABS	—	627,635	—	627,635
Corporate	—	120,741	—	120,741
Other	199	3,689	—	3,888
PACE assessments:
Residential PACE assessments	—	—	53,303	53,303

Total assets carried at fair value	$199	$1,429,540	$53,303	$1,483,042

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and March 31, 2023:

	Residential PACE Assessments
	March 31, 2024	March 31, 2023
(In thousands)
Balance of recurring Level 3 assets at January 1	$53,303	$—
Amortization included in interest income	261	—
Change in unrealized holding gains/losses included in other comprehensive income	536	—
Purchases	34,879	—
Sales	(6,284)	—
Principal paydowns	(437)	—

Balance of recurring Level 3 assets at March 31	$82,258	$—

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

Notes to Consolidated Financial Statements (unaudited)
The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$82,258	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (18.2%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$53,303	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (18.2%)

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
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,498	$—	$—	$1,498	$1,498
	$1,498	$—	$—	$1,498	$1,498
At December 31, 2023, there were no individually analyzed collateral-dependent loans.

Notes to Consolidated Financial Statements (unaudited)
Financial Instruments Not Measured at Fair Value
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value. For a description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value, refer to footnote 14, Fair Value of Financial Instruments, included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	March 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$155,204	$155,204	$—	$—	$155,204
Held-to-maturity securities	1,673,962	—	571,999	949,622	1,521,621
Loans held for sale	2,137	—	—	2,137	2,137
Loans receivable, net	4,359,380	—	—	4,026,693	4,026,693
Resell agreements	131,242	—	—	131,242	131,242
Accrued interest receivable	53,436	281	13,111	40,044	53,436

Financial liabilities:
Deposits payable on demand	$6,946,272	$—	$6,946,272	$—	$6,946,272
Time deposits and brokered CDs	359,493	—	357,684	—	357,684
FHLBNY advances	9,135	—	8,818	—	8,818
Other borrowings	60,000	—	59,958	—	59,958
Subordinated debt, net	70,570	—	56,456	—	56,456
Accrued interest payable	6,640	—	6,640	—	6,640

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$90,570	$90,570	$—	$—	$90,570
Held-to-maturity securities	1,696,834	—	575,418	974,091	1,549,509
Loans held for sale	1,817	—		1,817	1,817
Loans receivable, net	4,345,628	—	—	4,029,142	4,029,142
Resell agreements	50,000	—	—	50,000	50,000
Accrued interest receivable	55,484	43	12,645	42,796	55,484

Financial liabilities:
Deposits payable on demand	$6,582,321	$—	$6,582,321	$—	$6,582,321
Time deposits and brokered CDs	429,667	—	428,116	—	428,116
FHLBNY advances	4,381	—	4,381	—	4,381
Other borrowings	230,000	—	229,711	—	229,711
Subordinated debt, net	70,546	—	56,790	—	56,790
Accrued interest payable	12,270	—	12,270	—	12,270

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	March 31, 2024	December 31, 2023
(In thousands)
Commitments to extend credit	$511,509	$514,206
Standby letters of credit	31,213	31,678
Total	$542,722	$545,884

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $4.9 million as of March 31, 2024, compared to an allowance of $4.2 million as of December 31, 2023. The provision for credit losses related to off balance sheet credit commitments was $0.7 million for the three months ended March 31, 2024, and $0.1 million for the three months ended March 31, 2023.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until January 2025. As of March 31, 2024, the Company had purchased $753.7 million of these obligations and had an estimated remaining commitment of $119.7 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
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

Notes to Consolidated Financial Statements (unaudited)
12.    LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of March 31, 2024. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(In thousands)
Operating lease cost	$1,840	$1,777
Cash paid for amounts included in the measurement of operating leases liability	$4,186	$2,813
Note: Sublease income and variable income or expense considered immaterial

The weighted average remaining lease term on operating leases at March 31, 2024 and March 31, 2023 was 2.9 years and 3.6 years, respectively.

The weighted average discount rate used for the operating lease liability was 3.15% and 3.24% at March 31, 2024 and March 31, 2023, respectively.

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of March 31, 2024:

(In thousands)	As of March 31, 2024
2024	$8,076
2025	10,797
2026	8,881
2027	747
2028	—
Thereafter	—
Total undiscounted operating lease payments	28,501
Less: present value adjustment	1,251
Total Operating leases liability	$27,250

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

The Company performed its annual test based upon market data as of June 30, 2023 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2023. During the three months ended March 31, 2024, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At March 31, 2024 and December 31, 2023, the carrying amount of goodwill was $12.9 million.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2024	$547
2025	574
2026	419
2027	265
2028	111
Thereafter	118
Total	$2,034

Accumulated amortization of the core deposit intangible was $7.0 million as of March 31, 2024.

Amortization expense recognized on the core deposit intangible was $0.2 million and $0.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of March 31, 2024, the Company's maximum exposure to loss is $63.0 million.

	March 31, 2024	December 31, 2023
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$10,801	$9,024
Loan commitments	52,222	52,222
Funded portion of loan commitments	52,222	52,222
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended
	March 31,
	2024	2023
(In thousands)
Tax credits and other tax benefits recognized	$863	$813

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of March 31, 2024, as compared to December 31, 2023, and our results of operations for the three month periods ended March 31, 2024 and March 31, 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission on March 7, 2024. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of March 31, 2024. As of March 31, 2024, our total assets were $8.14 billion, our total loans, net of allowance for credit losses were $4.36 billion, our total deposits were $7.31 billion, and our stockholders' equity was $616.9 million. As of March 31, 2024, our trust business held $34.95 billion in assets under custody and $13.87 billion in assets under management.
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
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2023 Annual Report.

There have been no significant changes to our significant accounting policies, or the estimates made pursuant to those policies as described in our 2023 Annual Report.

Management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.

Allowance for credit losses on loans

Methods and Assumptions Underlying the Estimate

On January 1, 2023, we adopted the CECL Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In determining the allowance for credit losses for loans that share similar risk characteristics, the Company utilizes a model which compares the amortized cost basis of the loan to the net present value of expected cash flows to be collected. Expected credit losses are determined by aggregating the individual cash flows and calculating a loss percentage by loan segment for loans that share similar risk characteristics. For a loan that does not share risk characteristics with other loans, the Company will evaluate the loan on an individual basis. Within the model, assumptions are made in the determination of baseline loss rates, severity rates, reasonable and supportable economic forecasts, and prepayment rates.

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

Impact on Financial Condition and Results of Operations

If our assumptions prove to be incorrect, the allowance for credit losses may not be sufficient to cover expected losses in the loan portfolio, resulting in additions to the allowance. Future additions or reductions to the allowance may be necessary based on changes in economic, market or other conditions. Changes in estimates could result in a material change in the allowance through charges to earnings and could materially decrease our net income.

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

Recent Accounting Pronouncements

Accounting Standards Effective in 2024 and onward
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
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

Net income for the first quarter of 2024 was $27.2 million, or $0.89 per diluted share, compared to $21.3 million, or $0.69 per diluted share, for the first quarter of 2023. The $5.9 million increase was primarily due to a $7.2 million increase in interest income on loans, a $2.9 million increase in interest income on securities, a $2.0 million increase in interest on interest-bearing deposits in banks, a $5.0 million increase in non-interest income, and a $3.4 million decrease in provision for credit losses, offset by an increase in interest expense of $11.2 million primarily related to deposits, and a $3.7 million increase in income tax expense.

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

Three Months Ended March 31, 2024 and 2023

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$205,369	$2,592	5.08%	$90,962	$618	2.76%
Securities(1)	3,170,356	41,064	5.21%	3,361,750	39,193	4.73%
Resell Agreements	79,011	1,326	6.75%	18,644	319	6.94%
Total loans, net (2)	4,390,489	51,952	4.76%	4,129,460	44,806	4.40%
Total interest-earning assets	7,845,225	96,934	4.97%	7,600,816	84,936	4.53%
Non-interest-earning assets:
Cash and due from banks	5,068			4,015
Other assets	226,270			217,020
Total assets	$8,076,563			$7,821,851

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,591,551	$21,872	2.45%	$3,091,228	$9,555	1.25%
Time deposits	188,045	1,576	3.37%	149,814	297	0.80%
Brokered CDs	190,240	2,443	5.16%	367,684	3,983	4.39%
Total interest-bearing deposits	3,969,836	25,891	2.62%	3,608,726	13,835	1.55%
Other borrowings	288,093	3,006	4.20%	347,878	3,821	4.45%
Total interest-bearing liabilities	4,257,929	28,897	2.73%	3,956,604	17,656	1.81%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,138,238			3,286,964
Other liabilities	79,637			75,798
Total liabilities	7,475,804			7,319,366
Stockholders' equity	600,759			502,485
Total liabilities and stockholders' equity	$8,076,563			$7,821,851

Net interest income / interest rate spread		$68,037	2.24%		$67,280	2.72%
Net interest-earning assets / net interest margin	$3,587,296		3.49%	$3,644,212		3.59%

Total deposits / total cost of deposits	$7,108,074		1.46%	$6,895,690		0.81%
Total funding / total cost of funds	$7,396,167		1.57%	$7,243,568		0.99%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income
(2) Includes prepayment penalty income in 1Q2024 and 1Q2023 of $18 and $0 thousand, respectively

Net interest income was $68.0 million for the first quarter of 2024, compared to $67.3 million for the first quarter of 2023. The $0.7 million increase from the first quarter of 2023 was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Net interest spread was 2.24% for the three months ended March 31, 2024, compared to 2.72% for the same period in 2023, a decrease of 48 basis points. Our net interest margin was 3.49% for the first quarter of 2024, a decrease of 10 basis points from 3.59% in the first quarter of 2023. This was largely due to increases in interest-bearing liabilities outpacing increases in interest-earning assets, and increases in the cost of funds outpacing increases in yields.

The yield on average earning assets was 4.97% for the three months ended March 31, 2024, compared to 4.53% for the same period in 2023, an increase of 44 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.73% for the three months ended March 31, 2024, an increase of 92 basis points from the same period in 2023, which was primarily due to the rising rate environment that led to an increase in interest expense paid for deposits, particularly in savings, NOW, and money market deposits and time deposits. Non-interest-bearing deposits represented 44% of average deposits for the three months ended March 31, 2024, compared to 48% for the three months ended March 31, 2023.

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

	Three Months Ended March 31, 2024 over March 31, 2023
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$1,085	$889	$1,974
Securities	(2,296)	4,167	1,871
Resell agreements	1,044	(37)	1,007
Total loans, net	3,145	4,001	7,146
Total interest income	2,978	9,020	11,998

Interest-bearing liabilities:
Savings, NOW and money market deposits	2,728	9,589	12,317
Time deposits	269	1,010	1,279
Brokered CDs	(1,964)	424	(1,540)
Total deposits	1,033	11,023	12,056
Other borrowings	1,734	(2,549)	(815)
Total interest expense	2,767	8,474	11,241

Change in net interest income	$211	$546	$757
Provision for Credit Losses

On January 1, 2023, we adopted the CECL standard for calculating the allowance for credit losses and the provision for credit losses. We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income. For further discussion of the methodology under the CECL standard, refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
Three Months Ended March 31, 2024 and 2023

Provision for credit losses totaled an expense of $1.6 million for the first quarter of 2024 compared to an expense of $5.0 million for the same period in 2023. The provision for credit losses on loans totaled an expense of $0.9 million, the provision for credit losses on securities totaled a recovery of $11 thousand, and the provision for credit losses on off-balance sheet credit exposures was an expense of $0.7 million. Overall, the provision expense on loans was primarily driven by increases in specific loan reserves, charge-offs on the solar loan portfolio, and an increase in reserve for multifamily loans to reflect the current market repricing conditions, offset by improvements in macro-economic forecasts used in the CECL model.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Trust Department fees	$3,854	$3,929
Service charges on deposit accounts	6,136	2,455
Bank-owned life insurance income	609	781
Losses on sale of securities	(2,774)	(3,086)
Gains on sale of loans, net	47	3
Equity method investments income	2,072	153
Other income	285	973
Total non-interest income	$10,229	$5,208
Three Months Ended March 31, 2024 and 2023

Non-interest income was $10.2 million for the first quarter of 2024, compared to $5.2 million for the first quarter in 2023. The increase of $5.0 million in the first quarter of 2024 compared to the corresponding quarter in 2023 was primarily due to a $3.6 million increase in service charges on deposit accounts primarily due to increases in ICS One-Way Sell income, and an increase in income from equity investments of $1.9 million. This was partially offset by a decrease in other income of $0.7 million primarily attributed to a gain on the repurchase of subordinated debt in the first quarter of 2023.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.9 million in the first quarter of 2024, compared to $3.9 million in the same period in 2023.

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

	Three Months Ended March 31,
(In thousands)	2024	2023
Compensation and employee benefits	$22,273	$22,014
Occupancy and depreciation	2,904	3,399
Professional fees	2,376	2,230
Data processing	4,629	4,549
Office maintenance and depreciation	663	728
Amortization of intangible assets	183	222
Advertising and promotion	1,219	1,587
Federal deposit insurance premiums	1,050	718
Other expense	2,855	3,180
Total non-interest expense	$38,152	$38,627

Three Months Ended March 31, 2024 and 2023
Non-interest expense for the first quarter of 2024 was $38.2 million, a decrease of $0.4 million from $38.6 million for the first quarter of 2023. The decrease was driven by a $0.5 million decrease in occupancy and depreciation due to a gain from settlement of a lease termination, a $0.4 million decrease in advertising and promotion expense, and a $0.3 million decrease in other expense, offset by $0.4 million increase in federal deposit insurance premiums expense, by a $0.3 million increase in compensation expense, and a $0.2 million increase in professional fees.

Income Taxes

Three Months Ended March 31, 2024 and 2023

We had a provision for income tax expense of $11.3 million for the first quarter of 2024, compared to $7.6 million for the first quarter of 2023. Our effective tax rate for the first quarter of 2024 was 29.2%, compared to 26.2% for the first quarter of 2023. In the first quarter of 2024, we concluded on the analysis related to a state and city tax examination that began in 2023, resulting in an adjustment of $0.9 million that was recorded as income tax expense in the quarter. Excluding this adjustment, our effective tax rate for the first quarter of 2024 was 26.9%.

Financial Condition

Balance Sheet

Our total assets were $8.14 billion at March 31, 2024, compared to $7.97 billion at December 31, 2023. Notable changes within individual balance sheet line items include a $81.2 million increase in resell agreements, an increase in cash of $64.6 million and a $22.1 million increase in securities, a $13.8 million increase in loans receivable, net, a $293.8 million increase in deposits, and a $165.3 million decrease in other borrowings.
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

We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. Government sponsored entity (“GSE”) obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-

owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and collateralized mortgage obligations (“CMOs”). We invest in non-GSE securities, including property assessed clean energy, or PACE, assessments, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at March 31, 2024 or at December 31, 2023. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At March 31, 2024 and December 31, 2023, we had available for sale securities of $1.53 billion and $1.48 billion, respectively.
At March 31, 2024, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.67 billion at March 31, 2024, and $1.70 billion at December 31, 2023.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $18.5 million at March 31, 2024 and $22.5 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at March 31, 2024 was $0.7 million compared to $0.7 million at December 31, 2023. The provision for credit losses for held-to-maturity securities was a recovery of $11 thousand for the three months ended March 31, 2024, compared to an expense of $45 thousand for the three months ended March 31, 2023.
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
Accrued interest receivable on available-for-sale debt securities totaled $13.1 million at March 31, 2024 and $12.6 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	March 31, 2024		December 31, 2023
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$465,788	14.5%	$480,615	15.1%
Non-GSE certificates & CMOs	186,453	5.8%	196,860	6.2%
ABS	668,290	20.9%	627,635	19.7%
Corporate	121,373	3.8%	120,741	3.8%
Other	3,889	0.1%	3,888	0.1%

PACE assessments:
Residential PACE assessments	82,258	2.6%	53,303	1.7%

Total available for sale	1,528,051	47.7%	1,483,042	46.6%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$193,070	6.0%	$194,329	6.1%
Non-GSE certificates & CMOs	78,510	2.5%	79,406	2.5%
ABS	278,249	8.7%	279,916	8.8%
Municipal	66,396	2.1%	66,635	2.1%

PACE assessments:
Commercial PACE assessments	256,661	8.0%	258,306	8.1%
Residential PACE assessments	801,786	25.0%	818,963	25.8%

Total held-to-maturity	1,674,672	52.3%	1,697,555	53.4%

Total securities	$3,202,723	100.0%	$3,180,597	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of March 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$16,677	3.0%	$88,228	2.1%	$398,652	3.9%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	206,361	3.4%
ABS	—	—%	2,664	6.7%	225,689	7.2%	457,393	6.1%
Corporate	3,000	6.5%	57,020	4.2%	80,006	3.8%	—	—%
Other	—	—%	4,197	6.1%	—	—%	—	—%

PACE assessments:
Residential PACE assessments	—	—%	—	—%	—	—%	81,282	7.7%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,875	3.3%	22,140	3.0%	156,055	3.3%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	78,510	3.4%
ABS	—	—%	—	—%	114,601	7.1%	163,648	5.8%
Municipal	—	—%	9,443	3.7%	3,540	2.3%	53,413	2.8%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	—	—%	256,661	5.3%
Residential PACE assessments	—	—%	—	—%	—	—%	801,786	5.1%

Total securities	$3,000	6.5%	$104,876	4.0%	$534,204	5.6%	$2,653,761	4.9%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of March 31, 2024:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$569,455	60%	2.8	100%	98%	2%	0%	0%	0%	100%
Consumer	150,318	16%	6.2	0%	15%	18%	67%	0%	0%	100%
Mortgage	138,184	15%	2.3	0%	100%	0%	0%	0%	0%	100%
Student	88,582	9%	4.4	22%	84%	16%	0%	0%	0%	100%
Total Securities:	$946,539	100%	3.4	62%	84%	5%	11%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86% carry AAA credit ratings and 13% carry A credit ratings or higher. Approximately 50% of this portfolio is classified as “available for sale.”

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.36 billion as of March 31, 2024 compared to $4.35 billion as of December 31, 2023. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
In the first quarter of 2024, we purchased $0.7 million of commercial loans that are unconditionally guaranteed by the U.S. Government and $2.3 million of commercial energy efficient loans.
The following table sets forth the composition of our loan portfolio, as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024		December 31, 2023
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,014,084	22.9%	$1,010,998	22.9%
Multifamily mortgages	1,175,467	26.6%	1,148,120	26.1%
Commercial real estate mortgages	353,598	8.0%	353,432	8.0%
Construction and land development mortgages	23,266	0.5%	23,626	0.5%
Total commercial portfolio	2,566,415	58.0%	2,536,176	57.5%

Retail portfolio:
Residential real estate lending	1,419,321	32.1%	1,425,596	32.3%
Consumer solar	398,501	9.0%	408,260	9.3%
Consumer and other	39,543	0.9%	41,287	0.9%
Total retail portfolio	1,857,365	42.0%	1,875,143	42.5%
Total loans	4,423,780	100.0%	4,411,319	100.0%

Allowance for credit losses	(64,400)		(65,691)
Total loans, net	$4,359,380		$4,345,628

Commercial loan portfolio
Our commercial loan portfolio comprised 58.0% of our total loan portfolio at March 31, 2024 and 57.5% of our total loan portfolio at December 31, 2023. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at March 31, 2024 by exposure was $4.1 million with a median size of $1.0 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.

Our C&I loans totaled $1.01 billion at March 31, 2024, which comprised 22.9% of our total loan portfolio. During the three months ended March 31, 2024, the C&I loan portfolio increased by 0.3% from $1.01 billion at December 31, 2023.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 70% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 55%.
Our multifamily loans totaled $1.18 billion at March 31, 2024, which comprised 26.6% of our total loan portfolio. During the three months ended March 31, 2024, the multifamily loan portfolio increased by 2.4% from $1.15 billion at December 31, 2023.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $353.6 million at March 31, 2024, which comprised 8.0% of our total loan portfolio. During the three months ended March 31, 2024, the CRE loan portfolio was largely unchanged from $353.4 million at December 31, 2023.

Retail loan portfolio
Our retail loan portfolio comprised 42.0% of our total loan portfolio at March 31, 2024 and 42.5% of our loan portfolio at December 31, 2023. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of March 31, 2024, approximately 80% of our residential 1-4 family mortgage loans were either originated by our loan officers since 2012 or were acquired in our acquisition of New Resource Bank, and 20% were purchased or acquired. Our residential real estate lending loans totaled $1.42 billion at March 31, 2024, which comprised 76.4% of our retail loan portfolio and 32.1% of our total loan portfolio. As of March 31, 2024, our residential real estate lending loans decreased by 0.4% from $1.43 billion at December 31, 2023.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code ("UCC") financing statements. Our consumer solar loans totaled $398.5 million at March 31, 2024, which comprised 9.0% of our total loan portfolio, compared to $408.3 million, or 9.3% of our total loan portfolio, at December 31, 2023.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $39.5 million at March 31, 2024, which comprised 0.9% of our total loan portfolio, compared to $41.3 million, or 0.9% of our total loan portfolio, at December 31, 2023.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at March 31, 2024:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$333,159	$220,903	$267,625	$192,397	$1,014,084
Multifamily	157,430	659,817	357,185	1,035	1,175,467
Commercial real estate	96,615	173,506	76,920	6,557	353,598
Construction and land development	21,686	1,580	—	—	23,266

Retail Portfolio:
Residential real estate lending	8	6,087	139,903	1,273,323	1,419,321
Consumer solar	98	2,442	56,984	338,977	398,501
Consumer and other	806	2,422	27,105	9,210	39,543
Total Loans	$609,802	$1,066,757	$925,722	$1,821,499	$4,423,780
The following table presents our loans held for investment with maturity due after March 31, 2025:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$506,541	$174,384	$680,925
Multifamily	1,002,459	15,578	1,018,037
Commercial real estate	256,983	—	256,983
Construction and land development	1,580	—	1,580

Retail Portfolio:
Residential real estate lending	781,771	637,542	1,419,313
Consumer solar	398,403	—	398,403
Consumer and other	38,579	158	38,737
Total Loans	$2,986,316	$827,662	$3,813,978

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(In thousands)	2024	2023

Balance at beginning of period	$65,691	$45,031
Adoption of ASU No. 2016-13	—	21,229
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(400)	—
Multifamily	—	(1,127)
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	(160)	(58)
Consumer solar	(1,806)	(1,807)
Consumer and other	(96)	(18)
Total loan charge-offs	(2,462)	(3,010)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	4	4
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	147	238
Consumer solar	121	211
Consumer and other	9	8
Total loan recoveries	281	461
Net charge-offs	(2,181)	(2,549)
Provision for credit losses	890	3,612
Balance at end of period	$64,400	$67,323
During the quarter, the allowance for credit losses on loans decreased $1.3 million to $64.4 million at March 31, 2024 from $65.7 million at December 31, 2023. The ratio of allowance to total loans was 1.46% at March 31, 2024 and 1.49% at December 31, 2023.
At March 31, 2024 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at December 31, 2023.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At March 31, 2024			At December 31, 2023
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$15,997	22.9%		$18,331	22.9%
Multifamily	4,448	26.6%		2,133	26.1%
Commercial real estate	1,405	8.0%		1,276	8.0%
Construction and land development	853	0.5%		24	0.5%
Total commercial portfolio	$22,703	58.0%		$21,764	57.5%

Retail Portfolio:
Residential real estate lending	$12,407	32.1%		$13,273	32.3%
Consumer Solar	26,775	9.0%	33.1%	27,978	9.3%
Consumer and other	2,515	0.9%		2,676	0.9%
Total retail portfolio	$41,697	42.0%		$43,927	42.5%

Total allowance for credit losses on loans	$64,400			$65,691
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At March 31, 2024		At December 31, 2023
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.5%	$—	11.4%
Non-GSE certificates & CMOs	53	4.7%	54	4.7%
ABS	—	16.6%	—	16.5%
Municipal	—	4.0%	—	3.9%
Total traditional securities	$53	36.8%	$54	36.5%

PACE assessments:
Commercial PACE assessments	$256	15.3%	$258	15.2%
Residential PACE assessments	401	47.9%	409	48.3%
Total retail portfolio	$657	63.2%	$667	63.5%

Total allowance for credit losses on securities	$710		$721

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
The following table sets forth our nonperforming assets as of March 31, 2024 and December 31, 2023:

(In thousands)	March 31, 2024	December 31, 2023
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	989	989
Nonaccrual loans - Commercial	24,228	23,189
Nonaccrual loans - Retail	8,791	9,994
Nonaccrual securities	31	31
Total nonperforming assets	$34,039	$34,203

Nonaccrual loans:
Commercial and industrial	$8,750	$7,533
Multifamily	—	—
Commercial real estate	4,354	4,490
Construction and land development	11,124	11,166
Total commercial portfolio	24,228	23,189

Residential real estate lending	4,763	7,218
Consumer solar	3,852	2,673
Consumer and other	176	103
Total retail portfolio	8,791	9,994
Total nonaccrual loans	$33,019	$33,183

Nonperforming assets to total assets	0.42%	0.43%
Nonaccrual assets to total assets	0.42%	0.43%
Nonaccrual loans to total loans	0.75%	0.75%
Allowance for credit losses on loans to nonaccrual loans	195.04%	197.97%
Allowance for credit losses on loans to total loans	1.46%	1.49%
Annualized net charge-offs to average loans	0.20%	0.33%

Nonperforming assets totaled $34.0 million, or 0.42% of period-end total assets at March 31, 2024, a decrease of $0.2 million, compared with $34.2 million, or 0.43% of period-end total assets at December 31, 2023. The decrease in non-performing assets at March 31, 2024 compared to December 31, 2023 assets was primarily driven by a $2.5 million decrease in residential real estate nonaccrual loans, offset by a $1.2 million increase in commercial and industrial nonaccrual loans, and a $1.2 million increase in consumer solar nonaccrual loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $88.4 million, or 1.1% of total assets, at March 31, 2024, as follows: $67.9 million are commercial loans currently in workout that management expects will be rehabilitated; $14.9 million are residential real estate loans at 30-89 days delinquent, and $5.6 million are consumer loans at 30-89 days delinquent.

Resell Agreements
As of March 31, 2024, we have entered into $131.2 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.68%. As of December 31, 2023, we have entered into $50.0 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.34%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $49.2 million at March 31, 2024 and $56.6 million at December 31, 2023. As of March 31, 2024, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.31 billion at March 31, 2024, compared to $7.01 billion at December 31, 2023. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs ("political action committees"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of March 31, 2024 and December 31, 2023, we had approximately $1.44 billion and $1.19 billion, respectively, in political deposits which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS ("Insured Cash Sweep") network for certain deposit programs whereby we, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. These off-balance sheet deposits totaled $456.8 million at March 31, 2024 and $303.1 million at December 31, 2023. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three months ended March 31, 2024, the Company recognized $2.9 million in servicing fee income compared to $148 thousand for the three months ended December 31, 2023.
Total estimated uninsured deposits at March 31, 2024 and December 31, 2023 were $4.07 billion and $4.04 billion, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at March 31, 2024 are summarized as follows:

Maturities as of March 31, 2024
(In thousands)
Within three months	$24,752
After three but within six months	10,045
After six months but within twelve months	8,267
After twelve months	2,839
$45,903

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of March 31, 2024 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100 and 200 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300, and 400 basis points.
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

Change in Market Interest Rates as of March 31, 2024	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+400 basis points	-22.7%	(357,476)	-10.5%	(29,865)
+300 basis points	-14.5%	(229,137)	-4.9%	(14,066)
+200 basis points	-7.4%	(116,802)	-1.2%	(3,308)
+100 basis points	-0.9%	(14,505)	0.6%	1,775
-100 basis points	-3.2%	(51,163)	-3.2%	(9,155)
-200 basis points	-8.9%	(140,331)	-8.0%	(22,928)
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
At March 31, 2024, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $155.2 million, or 1.9% of total assets, compared to $90.6 million, or 1.1% of total assets at December 31, 2023. The $64.6 million, or 71.3%, increase is due to normal business activity and strategic investment securities sales. Our available for sale securities at March 31, 2024 were $1.53 billion, or 18.8% of total assets, compared to $1.48 billion, or 18.6% of total assets at December 31, 2023. Investment securities with an aggregate fair value of $1.28 billion at March 31, 2024 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $1.67 billion were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2024, we had $9.1 million advances from the FHLBNY and a remaining credit availability of $2.03 billion. In addition, we maintain borrowing capacity of approximately $1.02 billion with the Federal Reserve’s discount window or BTFP that is secured by certain securities from our portfolio which are not pledged for other purposes. The outstanding balance related to borrowings from the BTFP at March 31, 2024 was $60.0 million, and is recorded in Other borrowings on the Consolidated Statements of Financial Condition.
We also had $70.6 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $3.69 billion of immediately available funds, in addition to unpledged securities with two-day availability of $171.0 million for total liquidity within two-days of $3.86 billion, which provided coverage for 95% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at March 31, 2024 was $616.9 million, compared to $585.4 million at December 31, 2023, an increase of $31.6 million. The increase was primarily driven by $27.2 million of net income for the quarter and an $7.1 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $3.1 million in dividends paid at $0.10 per outstanding share, and $0.2 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
March 31, 2024
Consolidated:
Total capital to risk weighted assets	$812,933	16.35%	$397,804	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	680,109	13.68%	298,353	6.00%	N/A	N/A
Tier 1 capital to average assets	680,109	8.29%	328,199	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	680,109	13.68%	223,765	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$782,171	15.73%	$397,787	8.00%	$497,234	10.00%
Tier I capital to risk weighted assets	719,921	14.48%	298,341	6.00%	397,787	8.00%
Tier I capital to average assets	719,921	8.77%	328,194	4.00%	410,243	5.00%
Common equity tier 1 to risk weighted assets	719,921	14.48%	223,755	4.50%	323,202	6.50%

December 31, 2023
Consolidated:
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$752,828	14.93%	$403,266	8.00%	$504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of March 31, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of March 31, 2024:

March 31, 2024
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$9,135	$9,135	$—	$—	$—
Subordinated Debt	70,570	—	—	—	70,570
Other Borrowings	60,000	60,000	—	—	—
Operating Leases	28,501	8,076	20,425	—	—
Certificates of Deposit	359,493	157,931	166,654	26,884	8,024
	$527,699	$235,142	$187,079	$26,884	$78,594

Investment Obligations
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessments until the end of January 2025. These investments are to be held in the Company's available for sale and held-to-maturity investment portfolio. As of March 31, 2024, the Company had purchased $753.7 million of these obligations and had an estimated remaining commitment of $119.7 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Material changes in our market risk as of March 31, 2024 from that presented in the 2023 Annual Report are described in Part II, Item 1A of this Form 10-Q below. Our interest rate sensitivity position at March 31, 2024 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of March 31, 2024. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 7, 2024, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended March 31, 2024 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
January 1 through January 31, 2024	21,705	$24.87	—	$19,781,192
February 1 through February 29, 2024	25,441	24.70	—	$19,781,192
March 1 through March 31, 2024	10,497	23.17	10,000	$19,549,731
Total	57,643	$24.48	10,000

(1) Includes 17,460 shares withheld by the Company for options exercises, 30,813 shares withheld for taxes related to the exercise or vesting of stock awards, as well as 10,000 shares repurchased pursuant to the share repurchase program described in footnote (2).

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $232 thousand of common stock was purchased during the first quarter of 2024. The approximate dollar value that may yet to be purchased under the plans or programs is $19.5 million.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On February 16, 2024, Edgar Romney, Executive Vice President, Chief Strategy and Administrative Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 28,020 shares of the Company’s common stock, net of shares to be withheld for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after May 16, 2024 and ending on the earlier of May 15, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 1, 2021).

3.2	Bylaws of Amalgamated Financial Corp. (incorporated by reference to Exhibit 3.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on April 8, 2024).

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the quarters ended March 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended March 31, 2024, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

May 7, 2024	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2024	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

May 7, 2024	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)