Form 10-Q
period 2024-06-30
Amalgamated Financial Corp.
filed 2024-08-06
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of August 5, 2024, the registrant had 30,643,596 shares of common stock outstanding at $0.01 par value per share.

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
•negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;
•fluctuations or unanticipated changes in the interest rate environment including changes in net interest margin or changes in the yield curve that affect investments, loans or deposits;
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
ii

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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	June 30, 2024	December 31, 2023
Assets	(unaudited)
Cash and due from banks	$4,081	$2,856
Interest-bearing deposits in banks	53,912	87,714
Total cash and cash equivalents	57,993	90,570
Securities:
Available for sale, at fair value:
Traditional securities	1,581,338	1,429,739
Property Assessed Clean Energy ("PACE") assessments	112,923	53,303
	1,694,261	1,483,042
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $53 and $54, respectively	606,013	620,232
PACE assessments, net of allowance for credit losses of $655 and $667, respectively	1,054,569	1,076,602
	1,660,582	1,696,834

Loans held for sale	1,926	1,817
Loans receivable, net of deferred loan origination costs	4,471,839	4,411,319
Allowance for credit losses	(63,444)	(65,691)
Loans receivable, net	4,408,395	4,345,628

Resell agreements	137,461	50,000
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,823	4,389
Accrued interest receivable	52,575	55,484
Premises and equipment, net	6,599	7,807
Bank-owned life insurance	106,752	105,528
Right-of-use lease asset	17,971	21,074
Deferred tax asset, net	47,654	56,603
Goodwill	12,936	12,936
Intangible assets, net	1,852	2,217
Equity method investments	12,710	13,024
Other assets	26,214	25,371
Total assets	$8,250,704	$7,972,324
Liabilities
Deposits	$7,448,988	$7,011,988
Subordinated debt, net	68,117	70,546
Other borrowings	9,135	234,381
Operating leases	24,784	30,646
Other liabilities	53,568	39,399
Total liabilities	$7,604,592	$7,386,960

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,743,666 and 30,736,141 shares issued, respectively, and 30,630,386 and 30,428,359 shares outstanding, respectively)	$307	$307
Additional paid-in capital	286,021	288,232
Retained earnings	435,202	388,033
Accumulated other comprehensive loss, net of income taxes	(73,579)	(86,004)
Treasury stock, at cost (113,280 and 307,782 shares, respectively)	(1,972)	(5,337)
Total Amalgamated Financial Corp. stockholders' equity	645,979	585,231
Noncontrolling interests	133	133
Total stockholders' equity	646,112	585,364
Total liabilities and stockholders’ equity	$8,250,704	$7,972,324
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans	$51,293	$45,360	$103,245	$90,166
Securities	44,978	39,506	87,368	79,018
Interest-bearing deposits in banks	2,690	1,056	5,282	1,673
Total interest and dividend income	98,961	85,922	195,895	170,857
INTEREST EXPENSE
Deposits	28,882	18,816	54,773	32,651
Borrowed funds	887	4,121	3,893	7,942
Total interest expense	29,769	22,937	58,666	40,593
NET INTEREST INCOME	69,192	62,985	137,229	130,264
Provision for credit losses	3,161	3,940	4,749	8,899
Net interest income after provision for credit losses	66,031	59,045	132,480	121,365
NON-INTEREST INCOME
Trust Department fees	3,657	4,006	7,511	7,935
Service charges on deposit accounts	8,614	2,712	14,750	5,166
Bank-owned life insurance income	615	546	1,224	1,327
Losses on sale of securities	(2,691)	(267)	(5,465)	(3,353)
Gains on sale of loans, net	69	2	116	4
Equity method investments income (loss)	(1,551)	556	521	711
Other income	545	389	830	1,360
Total non-interest income	9,258	7,944	19,487	13,150
NON-INTEREST EXPENSE
Compensation and employee benefits	23,045	21,165	45,318	43,180
Occupancy and depreciation	3,379	3,436	6,283	6,835
Professional fees	2,332	2,759	4,708	4,989
Data processing	4,786	4,082	9,415	8,631
Office maintenance and depreciation	580	718	1,243	1,445
Amortization of intangible assets	182	222	365	444
Advertising and promotion	1,175	1,028	2,394	2,615
Federal deposit insurance premiums	1,050	1,100	2,100	1,818
Other expense	2,983	3,019	5,838	6,199
Total non-interest expense	39,512	37,529	77,664	76,156
Income before income taxes	35,777	29,460	74,303	58,359
Income tax expense	9,024	7,818	20,301	15,383
Net income	$26,753	$21,642	$54,002	$42,976
Earnings per common share - basic	$0.88	$0.71	$1.77	$1.40
Earnings per common share - diluted	$0.87	$0.70	$1.75	$1.39

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$26,753	$21,642	$54,002	$42,976
Other comprehensive income (loss):
Change in total obligation for postretirement benefits, prior service credit, and other benefits	44	49	87	97
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	3,960	(11,681)	10,362	418
Reclassification adjustment for losses realized in income	2,691	267	5,465	3,353
Accretion of net unrealized loss on securities transferred to held-to-maturity	597	466	1,192	954
Net unrealized gains (losses) on securities	7,248	(10,948)	17,019	4,725
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges	(44)	—	(44)	—
Reclassification adjustment for losses (gains) realized in income	33	—	33	—
Net unrealized gains (losses) on cash flow hedges	(11)	—	(11)	—
Other comprehensive income (loss), before tax	7,281	(10,899)	17,095	4,822
Income tax benefit (expense)	(1,988)	3,002	(4,670)	(1,329)
Total other comprehensive income (loss), net of taxes	5,293	(7,897)	12,425	3,493
Total comprehensive income, net of taxes	$32,046	$13,745	$66,427	$46,469

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at April 1, 2024	30,510,393	$307	$287,198	$412,190	$(78,872)	$(4,018)	$616,805	$133	$616,938
Net income	—	—	—	26,753	—	—	26,753	—	26,753
Common stock issued under Employee Stock Purchase Plan	7,525	—	206	—	—	—	206	—	206
Dividends on common stock, $0.12 per share	—	—	—	(3,741)	—	—	(3,741)	—	(3,741)
Exercise of stock options, net of repurchases	43,381	—	(1,041)	—	—	789	(252)	—	(252)
Restricted stock units vesting, net of repurchases	69,087	—	(1,860)	—	—	1,257	(603)	—	(603)
Stock-based compensation expense	—	—	1,518	—	—	—	1,518	—	1,518
Other comprehensive income, net of taxes	—	—	—	—	5,293	—	5,293	—	5,293
Balance at June 30, 2024	30,630,386	$307	$286,021	$435,202	$(73,579)	$(1,972)	$645,979	$133	$646,112

	Six Months Ended June 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2024	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
Net income	—	—	—	54,002	—	—	54,002	—	54,002
Repurchase of common stock	(10,000)	—	—	—	—	(285)	(285)	—	(285)
Common stock issued under Employee Stock Purchase Plan	17,700	—	266	—	—	184	450	—	450
Dividends on common $0.22 stock per share	—	—	—	(6,833)	—	—	(6,833)	—	(6,833)
Exercise of stock options, net of repurchases	67,921	—	(1,467)	—	—	1,215	(252)	—	(252)
Restricted stock units vesting, net of repurchases	126,406	—	(3,609)	—	—	2,251	(1,358)	—	(1,358)
Stock-based compensation expense	—	—	2,599	—	—	—	2,599	—	2,599
Other comprehensive income, net of taxes	—	—	—	—	12,425	—	12,425	—	12,425
Balance at June 30, 2024	30,630,386	$307	$286,021	$435,202	$(73,579)	$(1,972)	$645,979	$133	$646,112

	Three Months Ended June 30, 2023
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at April 1, 2023	30,642,299	$307	$287,514	$330,673	$(97,317)	$(2,152)	$519,025	$133	$519,158
Net income	—	—	—	21,642	—	—	21,642	—	21,642
Repurchase of common stock	(138,962)	—	—	—	—	(2,157)	(2,157)	—	(2,157)
Common stock issued under Employee Stock Purchase Plan	7,835	—	(3)	—	—	129	126	—	126
Dividends on common stock, $0.10 per share	—	—	—	(3,111)	—	—	(3,111)	—	(3,111)
Restricted stock units vesting, net of repurchases	61,434	—	(1,837)	—	—	1,487	(350)	—	(350)
Stock-based compensation expense	—	—	1,203	—	—	—	1,203	—	1,203
Other comprehensive loss, net of taxes	—	—	—	—	(7,897)	—	(7,897)	—	(7,897)
Balance at June 30, 2023	30,572,606	$307	$286,877	$349,204	$(105,214)	$(2,693)	$528,481	$133	$528,614

	Six Months Ended June 30, 2023
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	42,976	—	—	42,976	—	42,976
Repurchase of common stock	(267,765)	—	—	—	—	(4,582)	(4,582)	—	(4,582)
Common stock issued under Employee Stock Purchase Plan	29,754	—	(28)	—	—	542	514	—	514
Dividends on common $0.20 stock per share	—	—	—	(6,222)	—	—	(6,222)	—	(6,222)
Exercise of stock options, net of repurchases	6,631	—	(91)	—	—	—	(91)	—	(91)
Restricted stock units vesting, net of repurchases	103,788	—	(2,191)	—	—	1,347	(844)	—	(844)
Stock-based compensation expense	—	—	2,240	—	—	—	2,240	—	2,240
Other comprehensive income, net of taxes	—	—	—	—	3,493	—	3,493	—	3,493
Balance at June 30, 2023	30,572,606	$307	$286,877	$349,204	$(105,214)	$(2,693)	$528,481	$133	$528,614

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,002	$42,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,660	1,766
Amortization of intangible assets	365	444
Deferred income tax expense	4,279	5,339
Provision for credit losses	4,749	8,899
Stock-based compensation expense	2,599	2,240
Net amortization on loan fees, costs, premiums, and discounts	819	224
Net amortization on securities premiums, discounts, and deferred costs on subordinated debt	135	789
Net income from equity method investments	(521)	(711)
Net loss on sale of securities available for sale	5,465	3,353
Net gain on sale of loans	(116)	(4)
Net gain on redemption of bank-owned life insurance	—	(225)
Proceeds from sales of loans held for sale	10,791	10,621
Originations of loans held for sale	(10,784)	(9,242)
Increase in cash surrender value of bank-owned life insurance	(1,224)	(1,102)
Net gain on repurchase of subordinated debt	(406)	(780)
Decrease (increase) in accrued interest receivable	2,909	(2,663)
Decrease in other assets	2,809	5,276
Decrease in other liabilities	(18,251)	(5,087)
Net cash provided by operating activities	59,280	62,113
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(66,241)	(147,407)
Purchase of securities available for sale	(515,673)	(40,169)
Purchase of securities held-to-maturity	(52,779)	(155,502)
Proceeds from sales of securities available for sale	219,170	174,537
Maturities, principal payments and redemptions of securities available for sale	119,755	82,988
Maturities, principal payments and redemptions of securities held-to-maturity	90,063	41,781
Decrease (increase) in resell agreements	(87,461)	25,754
Decrease (increase) in equity method investments	835	(2,641)
Decrease (increase) in FHLBNY stock, net	(434)	25,415
Purchases of premises and equipment, net	(452)	(843)
Proceeds from redemption of bank-owned life insurance	—	980
Net cash (used in) provided by investing activities	(293,217)	4,893
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	437,000	299,614
Net decrease in other borrowings	(225,246)	(350,000)
Repurchase of subordinated debt	(2,094)	(3,220)
Common stock issued under Employee Stock Purchase Plan	450	514
Repurchase of common stock	(285)	(4,582)
Dividends paid	(6,855)	(6,222)

Payments related to repurchase of common stock for equity awards	(1,610)	(935)
Net cash provided by (used in) financing activities	201,360	(64,831)
Increase (decrease) in cash, cash equivalents, and restricted cash	(32,577)	2,175
Cash, cash equivalents, and restricted cash at beginning of year	90,570	63,540
Cash, cash equivalents, and restricted cash at end period	$57,993	$65,715
Supplemental disclosures of cash flow information:
Interest paid during the period	$67,462	$36,150
Income taxes paid during the period	16,134	3,344
Right-of-use assets obtained in exchange for lease liabilities	560	—
Loans transferred from held-for-sale	—	4,664
Loans transferred to held-for-sale	—	2,381
Purchase of securities available for sale, net not settled	24,000	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). A more detailed description of our accounting policies is included in the 2023 Annual Report, which remain significantly unchanged except for the addition of accounting policies related to derivatives:

Derivatives - The Company’s derivative instruments are carried at fair value in the Company’s financial statements as part of Other assets for derivatives with positive fair values and Other liabilities for derivatives with negative fair values. The accounting for changes in the fair value of a derivative instrument is dependent upon whether or not it qualifies and has been designated as a hedge for accounting purposes, and further, by the type of hedging relationship.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the statement of condition, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of condition or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

Notes to Consolidated Financial Statements (unaudited)
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Notes to Consolidated Financial Statements (unaudited)

2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2024	Current Period Change	Income Tax Effect	Balance as of June 30, 2024
(In thousands)
Total unrealized gains (losses) on Benefit Plans	$(1,481)	$87	$(23)	$(1,417)
Unrealized gains (losses) on available for sale securities	(74,348)	15,827	(4,323)	(62,844)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(10,175)	1,192	(327)	(9,310)
Unrealized gains (losses) on cash flow hedges	—	(11)	3	(8)
Total	$(86,004)	$17,095	$(4,670)	$(73,579)

	Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of June 30, 2023
(In thousands)
Total unrealized gains (losses) on Benefit Plans	$(1,652)	$97	$(27)	$(1,582)
Unrealized gains (losses) on available for sale securities	(95,539)	3,771	$(1,039)	$(92,807)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	954	(263)	$(10,825)
Unrealized gains (losses) on cash flow hedges	—	—	—	—
Total	$(108,707)	$4,822	$(1,329)	$(105,214)
Other comprehensive income (loss) components and related income tax effects were as follows:

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$37	$40	$73	$80
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7	14	14
Change in obligation for other benefits	—	2	—	$3
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	44	49	87	97
Income tax expense	(12)	(14)	(23)	(27)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	32	35	64	70

Securities
Unrealized holding gains (losses) on available for sale securities	3,960	(11,681)	10,362	418
Reclassification adjustment for losses realized in loss on sale of securities	2,691	267	5,465	3,353
Accretion of net unrealized loss on securities transferred to held-to-maturity	597	466	1,192	954
Change in unrealized gains (losses) on available for sale securities	7,248	(10,948)	17,019	4,725
Income tax benefit (expense)	(1,979)	3,016	(4,650)	(1,302)
Net change in unrealized gains (losses) on securities	5,269	(7,932)	12,369	3,423

Derivatives
Unrealized holding gains (losses) on cash flow hedges	(44)	—	(44)	—
Reclassification adjustment for losses (gains) realized in income	33	—	33	—
Change in unrealized gains (losses) on cash flow hedges	(11)	—	(11)	—
Income tax benefit	3	—	3	—
Net change in unrealized gains (losses) on cash flow hedges	(8)	—	(8)	—

Total	$5,293	$(7,897)	$12,425	$3,493

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of June 30, 2024 are as follows:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") residential CMOs ("collateralized mortgage obligations")	$632,026	$1,509	$(36,049)	$597,486
Non-GSE certificates & CMOs	214,726	62	(20,206)	194,582
ABS	691,477	1,150	(15,846)	676,781
Corporate	125,503	—	(16,934)	108,569
Other	4,197	—	(277)	3,920
	1,667,929	2,721	(89,312)	1,581,338
PACE assessments:
Residential PACE assessments	112,799	124	—	112,923

Total available for sale	$1,780,728	$2,845	$(89,312)	$1,694,261

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$191,359	$908	$(19,940)	$172,327
Non-GSE certificates & CMOs	75,979	—	(6,871)	69,108
ABS	272,508	546	(6,489)	266,565
Municipal	66,220	141	(11,287)	55,074
	606,066	1,595	(44,587)	563,074
PACE assessments:
Commercial PACE assessments	256,663	—	(34,409)	222,254
Residential PACE assessments	798,561	—	(83,682)	714,879
	1,055,224	—	(118,091)	937,133

Total held-to-maturity	$1,661,290	$1,595	$(162,678)	$1,500,207

Allowance for credit losses	(708)

Total held-to-maturity, net of allowance for credit losses	$1,660,582

As of June 30, 2024, available for sale securities with a fair value of $1.32 billion and held-to-maturity securities with a fair value of $535.4 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2023 are as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
GSE residential CMOs	$521,101	$59	$(40,545)	$480,615
Non-GSE certificates & CMOs	218,550	—	(21,690)	196,860
ABS	648,585	40	(20,990)	627,635
Corporate	140,038	—	(19,297)	120,741
Other	4,197	—	(309)	3,888
	1,532,471	99	(102,831)	1,429,739
PACE assessments:
Residential PACE assessments	52,863	440	—	53,303

Total available for sale	$1,585,334	$539	$(102,831)	$1,483,042

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$194,329	$1,099	$(19,693)	$175,735
Non-GSE certificates & CMOs	79,406	9	(6,686)	72,729
ABS	279,916	23	(8,678)	271,261
Municipal	66,635	165	(11,107)	55,693
	620,286	1,296	(46,164)	575,418
PACE assessments:
Commercial PACE assessments	258,306	—	(29,211)	229,095
Residential PACE assessments	818,963	—	(73,967)	744,996
	1,077,269	—	(103,178)	974,091

Total held-to-maturity	$1,697,555	$1,296	$(149,342)	$1,549,509

Allowance for credit losses	(721)

Total held-to-maturity, net of allowance for credit losses	$1,696,834
There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2024, or the three or six months ended June 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of June 30, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$3,000	$2,968	$—	$—
Due after one year through five years	71,760	67,885	9,448	9,134
Due after five years through ten years	270,856	257,783	161,422	161,263
Due after ten years	588,360	573,557	1,223,082	1,088,375
	$933,976	$902,193	$1,393,952	$1,258,772

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,		Six Months Ended,
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(In thousands)
Proceeds	$140,343	$29,232	$219,170	$174,537

Realized gains	$4	$—	$4	$—
Realized losses	(2,695)	(267)	(5,469)	(3,353)
Net realized losses	$(2,691)	$(267)	$(5,465)	$(3,353)
There were no sales of held-to-maturity securities during the three or six months ended June 30, 2024 or the three months or six ended June 30, 2023.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At June 30, 2024 and June 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of June 30, 2024 and December 31, 2023, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	June 30, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$135,942	$7,926	$275,372	$28,123	$411,314	$36,049
Non-GSE certificates & CMOs	11,587	463	171,965	19,743	183,552	20,206
ABS	58,021	531	233,711	15,315	291,732	15,846
Corporate	10,698	799	97,871	16,135	108,569	16,934
Other	198	2	3,722	275	3,920	277
Total available for sale	$216,446	$9,721	$782,641	$79,591	$999,087	$89,312

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	$—	$460,239	$40,545	$460,239	$40,545
Non-GSE certificates & CMOs	—	—	196,860	21,690	196,860	21,690
ABS	53,133	122	526,868	20,868	580,001	20,990
Corporate	—	—	120,741	19,297	120,741	19,297
Other	—	—	3,888	309	3,888	309
Total available for sale	$53,133	$122	$1,308,596	$102,709	$1,361,729	$102,831

Available for sale securities

As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the three and six months ended June 30, 2023, the Company charged-off an unrealized loss position of $1.2 million related to a corporate bond related to Silicon Valley Bank following credit concerns over the issuer, and the sale of the security resulted in an immaterial additional loss.

As of June 30, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of June 30, 2024, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at June 30, 2024.

Notes to Consolidated Financial Statements (unaudited)
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

With the exception of PACE assessments, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. There have been no significant losses on PACE assessments that we have invested in given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of June 30, 2024 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $31.2 million and $35.1 million at June 30, 2024 and December 31, 2023, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$53	$256	$401	$710
Provision for (recovery of) credit losses	—	—	(2)	(2)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$53	$256	$399	$708

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$58	$262	$367	$687
Provision for (recovery of) credit losses	(1)	—	21	20
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$57	$262	$388	$707

Notes to Consolidated Financial Statements (unaudited)
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$54	$258	$409	$721
Recovery of credit losses	(1)	(2)	(10)	(13)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$53	$256	$399	$708

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(2)	7	60	65
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending balance	$57	$262	$388	$707

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	June 30, 2024	December 31, 2023
(In thousands)
Commercial and industrial	$1,012,400	$1,010,998
Multifamily	1,230,545	1,148,120
Commercial real estate	377,484	353,432
Construction and land development	23,254	23,626
Total commercial portfolio	2,643,683	2,536,176
Residential real estate lending	1,404,624	1,425,596
Consumer solar	385,567	408,260
Consumer and other	37,965	41,287
Total retail portfolio	1,828,156	1,875,143
Total loans receivable	4,471,839	4,411,319
Allowance for credit losses	(63,444)	(65,691)
Total loans receivable, net	$4,408,395	$4,345,628

Included in commercial and industrial loans are government guaranteed loans with a balance of $202.4 million at June 30, 2024 and $225.6 million at December 31, 2023. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at June 30, 2024 and December 31, 2023.

The following table presents information regarding the past due status of the Company’s loans as of June 30, 2024:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$808	$200	$8,428	$—	$9,436	$1,002,964	$1,012,400
Multifamily	—	—	—	—	—	1,230,545	1,230,545
Commercial real estate	—	—	4,231	—	4,231	373,253	377,484
Construction and land development	—	—	11,119	—	11,119	12,135	23,254
Total commercial portfolio	808	200	23,778	—	24,786	2,618,897	2,643,683
Residential real estate lending	3,671	1,470	7,756	—	12,897	1,391,727	1,404,624
Consumer solar	2,643	1,234	2,794	—	6,671	378,896	385,567
Consumer and other	428	444	374	—	1,246	36,719	37,965
Total retail portfolio	6,742	3,148	10,924	—	20,814	1,807,342	1,828,156
	$7,550	$3,348	$34,702	$—	$45,600	$4,426,239	$4,471,839

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$266	$168	$7,533	$—	$7,967	$1,003,031	$1,010,998
Multifamily	11,968	—	—	—	11,968	1,136,152	1,148,120
Commercial real estate	—	—	4,490	—	4,490	348,942	353,432
Construction and land development	5,199	—	11,166	—	16,365	7,261	23,626
Total commercial portfolio	17,433	168	23,189	—	40,790	2,495,386	2,536,176
Residential real estate lending	6,995	2,133	7,218	—	16,346	1,409,250	1,425,596
Consumer solar	2,569	2,788	2,673	—	8,030	400,230	408,260
Consumer and other	754	231	103	—	1,088	40,199	41,287
Total retail portfolio	10,318	5,152	9,994	—	25,464	1,849,679	1,875,143
	$27,751	$5,320	$33,183	$—	$66,254	$4,345,065	$4,411,319

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024:

	Term Extension		Term Extension
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(Dollars in thousands)	Amortized Cost	% of Portfolio	Amortized Cost	% of Portfolio
Commercial and industrial	$479	—%	$479	—%
Multifamily	2,277	0.20%	2,277	0.2%
Commercial real estate	783	0.20%	783	0.2%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.

Term Extension
Three Months Ended June 30, 2024
Commercial and industrial	Modification added a weighted average 0.7 years to the life of the modified loan.
Multifamily	Modification added a weighted average 0.3 years to the life of the modified loan.
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loan.

Term Extension
Six Months Ended June 30, 2024
Commercial and industrial	Modification added a weighted average 0.7 years to the life of the modified loan.
Multifamily	Modification added a weighted average 0.3 years to the life of the modified loan.
Commercial real estate	Modification added a weighted average 0.5 years to the life of the modified loan.

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
In the prior twelve months, eight loan modifications were made to borrowers experiencing financial difficulty. One loan that was modified during this period had a payment default during the three and six months ended June 30, 2024.

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

The following tables summarize the Company’s loan portfolio by credit quality indicator as of June 30, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$79,732	$123,780	$196,949	$190,751	$232,178	$135,154	$—	$958,544
Special Mention	—	—	1,084	13,665	344	2,218	—	17,311
Substandard	96	—	4,599	8,333	21,232	2,285	—	36,545
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$79,828	$123,780	$202,632	$212,749	$253,754	$139,657	$—	$1,012,400
Current period gross charge-offs	$—	$359	$150	$—	$712	$—	$—	$1,221
Multifamily:
Pass	$96,876	$224,569	$375,639	$43,885	$478,983	$2	$—	$1,219,954
Special Mention	—	—	—	—	8,321	—	—	8,321
Substandard	—	—	—	—	2,270	—	—	2,270
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$96,876	$224,569	$375,639	$43,885	$489,574	$2	$—	$1,230,545
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$58,761	$41,950	$41,800	$48,005	$174,869	$4,132	$—	$369,517
Special Mention	—	—	—	—	3,736	—	—	3,736
Substandard	—	—	—	—	4,231	—	—	4,231
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$58,761	$41,950	$41,800	$48,005	$182,836	$4,132	$—	$377,484
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$6,936	$5,199	$—	$12,135
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,119	—	11,119
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$6,936	$16,318	$—	$23,254
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$30,385	$132,794	$412,248	$310,226	$511,331	$—	$—	$1,396,984
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,989	2,360	3,291	—	—	7,640
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$30,385	$132,794	$414,237	$312,586	$514,622	$—	$—	$1,404,624
Current period gross charge-offs	$—	$—	$—	$—	$164	$—	$—	$164
Consumer solar:
Pass	$—	$28,195	$98,550	$124,545	$131,720	$—	$—	$383,010
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	96	931	704	826	—	—	2,557
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$28,291	$99,481	$125,249	$132,546	$—	$—	$385,567
Current period gross charge-offs	$—	$—	$1,062	$2,208	$1,140	$—	$—	$4,410

Notes to Consolidated Financial Statements (unaudited)

Consumer and other:
Pass	$304	$1,951	$13,747	$11,217	$10,373	$—	$—	$37,592
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	6	95	205	67	—	—	373
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$304	$1,957	$13,842	$11,422	$10,440	$—	$—	$37,965
Current period gross charge-offs	$—	$9	$—	$—	$97	$—	$—	$106
Total Loans:
Pass	$266,058	$553,239	$1,138,933	$728,629	$1,546,390	$144,487	$—	$4,377,736
Special Mention	—	—	1,084	13,665	12,401	2,218	—	29,368
Substandard	96	102	7,614	11,602	31,917	13,404	—	64,735
Doubtful	—	—	—	—	—	—	—	—
Total loans	$266,154	$553,341	$1,147,631	$753,896	$1,590,708	$160,109	$—	$4,471,839
Current period gross charge-offs	$—	$368	$1,212	$2,208	$2,113	$—	$—	$5,901
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$130,568	$220,552	$192,682	$117,966	$141,542	$138,003	$—	$941,313
Special Mention	—	—	16,692	3,975	934	4,222	—	25,823
Substandard	—	720	—	5,143	16,927	21,072	—	43,862
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$130,568	$221,272	$209,374	$127,084	$159,403	$163,297	$—	$1,010,998
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726
Multifamily:
Pass	$193,827	$382,652	$45,287	$138,131	$377,554	$2	$—	$1,137,453
Special Mention	—	—	—	—	8,373	—	—	8,373
Substandard	—	—	—	—	2,294	—	—	2,294
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$193,827	$382,652	$45,287	$138,131	$388,221	$2	$—	$1,148,120
Current period gross charge-offs	$—	$—	$—	$—	$2,367	$—	$—	$2,367
Commercial real estate:
Pass	$73,089	$42,824	$48,624	$36,478	$140,674	$3,456	$—	$345,145
Special Mention	—	—	—	—	3,797	—	—	3,797
Substandard	—	—	—	1,858	2,632	—	—	4,490
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$73,089	$42,824	$48,624	$38,336	$147,103	$3,456	$—	$353,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Construction and land development:
Pass	$—	$—	$—	$—	$7,261	$5,199	$—	$12,460
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,166	—	11,166
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,261	$16,365	$—	$23,626
Current period gross charge-offs	$—	$—	$—	$—	$4,664	$—	$—	$4,664
Residential real estate lending:
Pass	$137,167	$413,962	$328,952	$134,795	$403,508	$—	$—	$1,418,384
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,232	1,003	399	2,578	—	—	7,212
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$137,167	$417,194	$329,955	$135,194	$406,086	$—	$—	$1,425,596
Current period gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65
Consumer solar:
Pass	$30,412	$104,633	$131,008	$72,752	$67,044	$—	$—	$405,849
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	529	1,080	527	275	—	—	2,411
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$30,412	$105,162	$132,088	$73,279	$67,319	$—	$—	$408,260
Current period gross charge-offs	$—	$1,525	$3,034	$2,095	$312	$—	$—	$6,966
Consumer and other:
Pass	$2,730	$14,807	$11,866	$—	$11,780	$—	$—	$41,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	36	63	—	—	—	—	104
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$2,735	$14,843	$11,929	$—	$11,780	$—	$—	$41,287
Current period gross charge-offs	$2	$—	$—	$—	$268	$—	$—	$270
Total Loans:
Pass	$567,793	$1,179,430	$758,419	$500,122	$1,149,363	$146,660	$—	$4,301,787
Special Mention	—	—	16,692	3,975	13,104	4,222	—	37,993
Substandard	5	4,517	2,146	7,927	24,706	32,238	—	71,539
Doubtful	—	—	—	—	—	—	—	—
Total loans	$567,798	$1,183,947	$777,257	$512,024	$1,187,173	$183,120	$—	$4,411,319
Current period gross charge-offs	$2	$1,525	$3,034	$2,095	$9,402	$—	$—	$16,058

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the three months ended June 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$15,997	$4,448	$1,405	$853	$12,407	$26,775	$2,515	$64,400
Provision for (recovery of) credit losses	(636)	223	97	(16)	(647)	2,805	(60)	1,766
Charge-offs	(821)	—	—	—	(4)	(2,604)	(10)	(3,439)
Recoveries	10	—	—	—	648	50	9	717
Ending balance - ACL	$14,550	$4,671	$1,502	$837	$12,404	$27,026	$2,454	$63,444

The activities in the allowance by portfolio for the three months ended June 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$16,473	$7,030	$2,455	$354	$14,849	$22,762	$3,400	$67,323
Provision for (recovery of) credit losses	2,008	(633)	(170)	(30)	337	1,649	(45)	3,116
Charge-offs	(1,726)	—	—	—	(1)	(1,824)	(221)	(3,772)
Recoveries	38	—	—	—	89	631	6	764
Ending Balance - ACL	$16,793	$6,397	$2,285	$324	$15,274	$23,218	$3,140	$67,431

The activities in the allowance by portfolio for the six months ended June 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	(2,574)	2,538	226	813	(1,500)	3,287	(134)	2,656
Charge-offs	(1,221)	—	—	—	(164)	(4,410)	(106)	(5,901)
Recoveries	14	—	—	—	795	171	18	998
Ending balance - ACL	$14,550	$4,671	$1,502	$837	$12,404	$27,026	$2,454	$63,444

The activities in the allowance by portfolio for the six months ended June 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	1,745	1,603	(21)	(35)	600	2,974	(138)	6,728
Charge-offs	(1,726)	(1,127)	—	—	(59)	(3,631)	(239)	(6,782)
Recoveries	42	—	—	—	327	842	14	1,225
Ending Balance - ACL	$16,793	$6,397	$2,285	$324	$15,274	$23,218	$3,140	$67,431

Notes to Consolidated Financial Statements (unaudited)

The amortized cost basis of loans on nonaccrual status and the specific allowance as of June 30, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$563	$7,865	$5,170
Commercial real estate	4,231	—	—
Construction and land development	8,804	2,315	817
Total commercial portfolio	13,598	10,180	5,987
Residential real estate lending	7,756	—	—
Consumer solar	2,794	—	—
Consumer and other	374	—	—
Total retail portfolio	10,924	—	—
	$24,522	$10,180	$5,987

The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$612	$6,921	$4,485
Commercial real estate	4,490	—	—
Construction and land development	11,166	—	—
Total commercial portfolio	16,268	6,921	4,485
Residential real estate lending	7,218	—	—
Consumer solar	2,673	—	—
Consumer and other	103	—	—
Total retail portfolio	9,994	—	—
	$26,262	$6,921	$4,485

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of June 30, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,231	$—
Construction and land development	16,318	817
	$20,549	$817

Notes to Consolidated Financial Statements (unaudited)
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,490	$—
Construction and land development	16,365	—
	$20,855	$—

As of June 30, 2024 and December 31, 2023, mortgage loans with an unpaid principal balance of $2.45 billion and $2.35 billion, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.

There were $1.6 million in related party loans outstanding as of June 30, 2024 compared to $1.7 million related party loans as of December 31, 2023.

The Company has certain non-performing loans included in the balance of Loans held for sale on the Consolidated Statements of Financial Condition. There were $1.0 million and $1.0 million such loans as of June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	June 30, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,445,068	0.00%	$2,940,398	0.00%
NOW accounts	192,452	1.07%	200,382	0.99%
Money market deposit accounts	3,093,644	3.08%	3,100,681	2.89%
Savings accounts	336,943	1.67%	340,860	1.20%
Time deposits	227,437	3.50%	187,457	3.01%
Brokered certificates of deposit ("CDs")	153,444	4.98%	242,210	5.09%
Total deposits	$7,448,988	1.59%	$7,011,988	1.62%

The scheduled maturities of time deposits and brokered CDs as of June 30, 2024 are as follows:

(In thousands)	Balance
2024	$159,294
2025	99,340
2026	47,174
2027	39,956
2028	26,885
Thereafter	8,232
Total	$380,881
Time deposits greater than $250,000 totaled $43.3 million as of June 30, 2024 and $42.2 million as of December 31, 2023.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $96.5 million and $63.1 million as of June 30, 2024 and December 31, 2023, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $63.7 million as of June 30, 2024 and $56.4 million as of December 31, 2023.
Included in total deposits are state and municipal deposits totaling $61.8 million and $51.9 million as of June 30, 2024 and December 31, 2023, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements (unaudited)
6.    BORROWED FUNDS
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of June 30, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.21 billion (comprised of securities of $522.8 million and mortgage loans of $2.4 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $9.1 million outstanding FHLB advances as of June 30, 2024 and $4.4 million in outstanding FHLBNY advances as of December 31, 2023. The current FHLBNY advances are through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. For the three months ended June 30, 2024, and 2023, interest expense on FHLBNY advances was zero and $1.4 million, respectively. For the six months ended June 30, 2024, and 2023, interest expense on FHLBNY advances was zero million and $4.4 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by nonaffiliated banks with which a correspondent banking relationship exists. At June 30, 2024, and December 31, 2023 there was no outstanding balance related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. During the quarter ended June 30, 2024, the outstanding balance of $230 million with a weighted average interest rate of 4.5% related to the BTFP was paid off at maturity. For the three months ended June 30, 2024, and 2023, interest expense on other borrowings was $0.3 million and $2.1 million, respectively. For the six months ended June 30, 2024, and 2023, interest expense on other borrowings was $2.7 million and $2.3 million, respectively.

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
Interest expense on subordinated debt for the three months ended June 30, 2024 and 2023 was $0.6 million and $0.6 million, respectively. Interest expense on subordinated debt for the six months ended June 30, 2024 and 2023 was $1.2 million and $1.2 million, respectively.
During the three months ended June 30, 2024 the Company repurchased subordinated notes with a par value of $2.5 million for cash paid of $2.1 million. During the three months ended June 30, 2023 the Company did not repurchase any subordinated notes. During the six months ended June 30, 2024 and June 30, 2023, subordinated notes with a par value of $2.5 million and $4.0 million were repurchased for cash paid of $2.1 million, and $3.2 million, respectively.
Gains on repurchases of subordinated debt for the three and six months ended June 30, 2024 were $0.4 million. Gains on repurchases of subordinated debt for the three and six months ended June 30, 2023 were zero and $0.8 million, respectively. All gains are recorded in Non-interest income - other on the consolidated statements of income.

Notes to Consolidated Financial Statements (unaudited)
8.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended June 30, 2024 and June 30, 2023, we had 1 thousand and 74 thousand anti-dilutive shares, respectively. For the six months ended June 30, 2024 and June 30, 2023, we had 5 thousand and 84 thousand anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$26,753	$21,642	$54,002	$42,976
Dividends paid on preferred stock	—	—	—	—
Income attributable to common stock	$26,753	$21,642	54,002	42,976
Weighted average common shares outstanding, basic	30,551	30,619	30,513	30,662
Basic earnings per common share	$0.88	$0.71	$1.77	$1.40

Income attributable to common stock	$26,753	$21,642	54,002	42,976
Weighted average common shares outstanding, basic	30,551	30,619	30,513	30,662
Incremental shares from assumed conversion of options and RSUs	281	157	276	158
Weighted average common shares outstanding, diluted	30,832	30,776	30,789	30,820
Diluted earnings per common share	$0.87	$0.70	$1.75	$1.39

Notes to Consolidated Financial Statements (unaudited)
9.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of June 30, 2024 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2024	342,260	$13.17	2.6	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(153,680)	12.67	—
Outstanding, June 30, 2024	188,580	13.58	2.5	years	$2,606
Vested and Exercisable, June 30, 2024	188,580	$13.58	2.5	years	$2,606

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three and six months ended June 30, 2024 or for the three and six months ended June 30, 2023 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of June 30, 2024 and December 31, 2023 was $2.6 million and $4.7 million, respectively. No cash was received for options exercised in the three and six months ended June 30, 2024 or for the three and six months ended June 30, 2023.

The Company repurchased 85,759 shares and 3,999 shares for options exercised in the six months ended June 30, 2024 and June 30, 2023, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 874,398 shares were available for issuance as of June 30, 2024.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the six months ended June 30, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	291,762	$19.48
Awarded	187,611	23.47
Forfeited/Expired	—	—
Vested	(156,605)	17.47
Unvested, June 30, 2024	322,768	$22.77

A summary of the status of the Company’s performance-based vesting RSUs for the six months ended June 30, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	125,963	$19.68
Awarded	140,157	22.45
Forfeited/Expired	—	—
Vested	(23,880)	14.97
Unvested, June 30, 2024	242,240	$21.74

During the six months ended June 30, 2024, the Company granted 36,737 and 29,654 performance-based RSUs at a fair value of $23.20 and $23.18 per share, respectively,which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2024 to December 31, 2026. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 99,587 shares, respectively.

During the six months ended June 30, 2024, the Company granted 69,343 market-based RSUs at a fair value of $22.21 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from March 1, 2024 to February 28, 2027. The minimum and maximum awards that are achievable are 0 and 104,015 shares, respectively.

During the six months ended June 30, 2024, the Company granted 4,423 shares at a fair value of $14.97 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target. Compensation expense attributable to the vesting of these shares was $66 thousand.

As of June 30, 2024, the Company reserved 363,360 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 54,079 shares and 45,130 shares for RSUs vested in the six months ended June 30, 2024 and 2023, respectively.

Of the 565,008 unvested RSUs and PSUs on June 30, 2024, the minimum units that will vest, solely due to a service test, are 322,768. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 686,128.

Compensation expense attributable to RSUs and PSUs was $1.4 million and $2.3 million for the three and six months ended June 30, 2024, and $1.1 million and $2.0 million for the three and six months ended June 30, 2023. The company recorded an expense of $0.1 million and $0.3 million attributable to RSUs granted to directors for the three and six months ended June 30, 2024 and $0.1 million and $0.2 million for the three and six June 30, 2023. As of June 30, 2024, there was $13.4 million of total unrecognized compensation cost related to the non-vested RSUs and PSUs granted. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.6 years.

Employee Stock Purchase Plan

Notes to Consolidated Financial Statements (unaudited)

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

Number of Shares
Shares available for purchase at December 31, 2023	424,848
Purchases during the three months ended:
March 31, 2024	(10,175)
June 30, 2024	(7,525)
Year-to-date purchases	(17,700)
Remaining shares available for purchase at June 30, 2024	407,148

The expense related to the discount on purchased shares for the three months ended June 30, 2024 and June 30, 2023 was $30.9 thousand and $18.9 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the six months ended June 30, 2024 and June 30, 2023 was $67.6 thousand and $77.0 thousand, respectively.

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
Derivatives
Derivatives represent interest rate option contracts and interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$597,486	$—	$597,486
Non-GSE certificates & CMOs	—	194,582	—	194,582
ABS	—	676,781	—	676,781
Corporate	—	108,569	—	108,569
Other	198	3,722	—	3,920
PACE assessments:
Residential PACE assessments	—	—	112,923	112,923
Other assets - Cash flow hedges	—	823	—	823

Total assets carried at fair value	$198	$1,581,963	$112,923	$1,695,084

Financial liabilities:
Other liabilities - Cash flow hedges	—	43	—	43

Total liabilities carried at fair value	$—	$43	$—	$43

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$480,615	$—	$480,615
Non-GSE certificates & CMOs	—	196,860	—	196,860
ABS	—	627,635	—	627,635
Corporate	—	120,741	—	120,741
Other	199	3,689	—	3,888
PACE assessments:
Residential PACE assessments	—	—	53,303	53,303

Total assets carried at fair value	$199	$1,429,540	$53,303	$1,483,042

Notes to Consolidated Financial Statements (unaudited)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2024 and June 30, 2023:

	Residential PACE Assessments
	June 30, 2024	June 30, 2023
(In thousands)
Balance of recurring Level 3 assets at January 1	$53,303	$—
Amortization included in interest income	1	—
Change in unrealized holding gains/losses included in other comprehensive income	(316)	—
Purchases	68,982	—
Sales	(6,284)	—
Principal paydowns	(2,763)	—

Balance of recurring Level 3 assets at June 30	$112,923	$—

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

Notes to Consolidated Financial Statements (unaudited)
The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$112,923	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (18.2%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$53,303	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (16.3%)

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
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,499	$—	$—	$1,499	$1,499
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	June 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$57,993	$57,993	$—	$—	$57,993
Held-to-maturity securities	1,660,582	—	563,074	937,133	1,500,207
Loans held for sale	1,926	—	—	1,926	1,926
Loans receivable, net	4,408,395	—	—	4,121,111	4,121,111
Resell agreements	137,461	—	—	137,461	137,461
Accrued interest receivable	52,575	50	13,096	39,429	52,575

Financial liabilities:
Deposits payable on demand	$7,068,107	$—	$7,068,107	$—	$7,068,107
Time deposits and brokered CDs	380,881	—	378,565	—	378,565
FHLBNY advances	9,135	—	8,931	—	8,931
Subordinated debt, net	68,117	—	57,900	—	57,900
Accrued interest payable	3,474	—	3,474	—	3,474

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$90,570	$90,570	$—	$—	$90,570
Held-to-maturity securities	1,696,834	—	575,418	974,091	1,549,509
Loans held for sale	1,817	—		1,817	1,817
Loans receivable, net	4,345,628	—	—	4,029,142	4,029,142
Resell agreements	50,000	—	—	50,000	50,000
Accrued interest receivable	55,484	43	12,645	42,796	55,484

Financial liabilities:
Deposits payable on demand	$6,582,321	$—	$6,582,321	$—	$6,582,321
Time deposits and brokered CDs	429,667	—	428,116	—	428,116
FHLBNY advances	4,381	—	4,381	—	4,381
Other borrowings	230,000	—	229,711	—	229,711
Subordinated debt, net	70,546	—	56,790	—	56,790
Accrued interest payable	12,270	—	12,270	—	12,270

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	June 30, 2024	December 31, 2023
(In thousands)
Commitments to extend credit	$595,448	$514,206
Standby letters of credit	30,341	31,678
Total	$625,789	$545,884

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $6.3 million as of June 30, 2024, compared to an allowance of $4.2 million as of December 31, 2023. The provision for credit losses related to off balance sheet credit commitments was $1.4 million and $2.1 million for the three and six months ended June 30, 2024, and $0.8 million and $0.9 million for the three and six months ended June 30, 2023.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until January 2025. As of June 30, 2024, the Company had purchased $781.6 million of these obligations and had an estimated remaining commitment of $106.6 million. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
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

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of June 30, 2024. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(In thousands)
Operating lease cost	$1,826	$1,795	$3,666	$3,572
Cash paid for amounts included in the measurement of operating leases liability	$2,681	$2,816	$6,867	$5,629
Note: Sublease income and variable income or expense considered immaterial

The weighted average remaining lease term on operating leases at June 30, 2024 and June 30, 2023 was 2.6 years and 3.3 years, respectively.

The weighted average discount rate used for the operating lease liability was 3.13% and 3.23% at June 30, 2024 and June 30, 2023, respectively.

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of June 30, 2024:

(In thousands)	As of June 30, 2024
2024	$5,394
2025	10,797
2026	8,881
2027	747
2028	—
Thereafter	—
Total undiscounted operating lease payments	25,819
Less: present value adjustment	1,035
Total Operating leases liability	$24,784

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

The Company performed its annual test based upon market data as of June 30, 2024 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2024. During the three and six months ended June 30, 2024, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At June 30, 2024 and December 31, 2023, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $7.3 million and $6.9 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the carrying amount of the core deposit intangible was $1.9 million and $2.2 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.2 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2024	$365
2025	574
2026	419
2027	265
2028	111
Thereafter	118
Total	$1,852

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of June 30, 2024, the Company's maximum exposure to loss is $60.2 million.

	June 30, 2024	December 31, 2023
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$8,960	$9,024
Loan commitments	51,216	52,222
Funded portion of loan commitments	51,216	52,222
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(In thousands)
Tax credits and other tax benefits recognized	$855	$813	$1,718	$1,600

Notes to Consolidated Financial Statements (unaudited)
15. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts.

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of June 30, 2024, the Company had one interest rate swap with a notional value of $100.0 million and one interest rate option contract with a floor with a notional value of $80.0 million, both hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the fair value of the Company’s derivative assets and liabilities as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(In thousands)	Notional Amount	Fair Value Assets	Notional Amount	Fair Value Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$80,000	$823	$—	$—

	June 30, 2024		December 31, 2023
(In thousands)	Notional Amount	Fair Value Liabilities	Notional Amount	Fair Value Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$100,000	$43	$—	$—

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

Notes to Consolidated Financial Statements (unaudited)

	Three months ended		Three months ended
	June 30, 2024		June 30, 2023
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Gain (loss) reclassified from accumulated OCI into income	$(33)	$—	$—	$—

	Six months ended		Six months ended
	June 30, 2024		June 30, 2023
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Gain (loss) reclassified from accumulated OCI into income	$(33)	$—	$—	$—

Cash Flow Hedges

Cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $0.2 million will be reclassified as a reduction in interest income.

The Company did not terminate any derivatives during the three and six months ended June 30, 2024 and June 30, 2023, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$(44)	$—	$(44)	$—
Gain (loss) reclassified from other comprehensive income into interest income	(33)	—	(33)	—

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of June 30, 2024, as compared to December 31, 2023, and our results of operations for the three and six month periods ended June 30, 2024 and June 30, 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission on March 7, 2024. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 41% of our equity as of June 30, 2024. As of June 30, 2024, our total assets were $8.25 billion, our total loans, net of allowance for credit losses were $4.41 billion, our total deposits were $7.45 billion, and our stockholders' equity was $646.1 million. As of June 30, 2024, our trust business held $34.60 billion in assets under custody and $14.00 billion in assets under management.
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

Other than the addition of accounting policies related to derivatives, there have been no significant changes to our significant accounting policies, or the estimates made pursuant to those policies as described in our 2023 Annual Report.

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

Net income for the second quarter of 2024 was $26.8 million, or $0.87 per diluted share, compared to $21.6 million, or $0.70 per diluted share, for the second quarter of 2023. The $5.2 million increase was primarily due to a $5.9 million increase in interest income on loans, a $5.5 million increase in interest income on securities, a $1.6 million increase in interest on interest-bearing deposits in banks, a $1.4 million increase in non-interest income, and a $0.7 million decrease in provision for credit losses, offset by a $6.9 million increase in interest expense primarily related to deposits, an increase in non-interest expense of $2.0 million, and a $1.2 million increase in income tax expense.

Net income for the six months ended June 30, 2024 was $54.0 million, or $1.75 per diluted share, compared to $43.0 million, or $1.39 per diluted share, for the same period in 2023. The $11.0 million increase was primarily due to a $13.0 increase in interest income on loans, a $8.4 million increase in interest income on securities, a $3.6 million increase in interest income from interest-bearing deposits in banks,a $6.3 million increase in non-interest income primary due to increase in service charges on deposit accounts and a $4.2 million decrease in the provision for credit losses, offset by a $18.1 million increase in interest expense, a $1.5 million increase in non-interest expense, and $4.9 million increase in income tax expense.

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

Three Months Ended June 30, 2024 and 2023

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$213,725	$2,690	5.06%	$114,010	$1,056	3.72%
Securities(1)	3,308,881	42,937	5.22%	3,259,797	39,393	4.85%
Resell Agreements	122,618	2,041	6.69%	5,570	113	8.14%
Total loans, net (2)	4,406,843	51,293	4.68%	4,202,911	45,360	4.33%
Total interest-earning assets	8,052,067	98,961	4.94%	7,582,288	85,922	4.55%
Non-interest-earning assets:
Cash and due from banks	6,371			5,034
Other assets	217,578			208,944
Total assets	$8,276,016			$7,796,266

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,729,858	$24,992	2.69%	$3,203,681	$13,298	1.66%
Time deposits	210,565	1,898	3.63%	158,992	610	1.54%
Brokered CDs	156,086	1,992	5.13%	411,510	4,908	4.78%
Total interest-bearing deposits	4,096,509	28,882	2.84%	3,774,183	18,816	2.00%
Other borrowings	104,560	887	3.41%	371,004	4,121	4.46%
Total interest-bearing liabilities	4,201,069	29,769	2.85%	4,145,187	22,937	2.22%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,390,941			3,055,770
Other liabilities	60,982			67,710
Total liabilities	7,652,992			7,268,667
Stockholders' equity	623,024			527,599
Total liabilities and stockholders' equity	$8,276,016			$7,796,266

Net interest income / interest rate spread		$69,192	2.09%		$62,985	2.33%
Net interest-earning assets / net interest margin	$3,850,998		3.46%	$3,437,101		3.33%

Total deposits / total cost of deposits	$7,487,450		1.55%	$6,829,953		1.10%
Total funding / total cost of funds	$7,592,010		1.58%	$7,200,957		1.28%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income
(2) Includes prepayment penalty income in 2Q2024 and 2Q2023 of $0 and $0 thousand, respectively

Net interest income was $69.2 million for the second quarter of 2024, compared to $63.0 million for the second quarter of 2023. The $6.2 million increase, or 9.8% increase from the second quarter of 2023 was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Net interest spread was 2.09% for the three months ended June 30, 2024, compared to 2.33% for the same period in 2023, a decrease of 24 basis points. Our net interest margin was 3.46% for the second quarter of 2024, an increase of 13 basis points from 3.33% in the second quarter of 2023. This was largely due to increases in yields and average balances on interest-bearing assets, offset by increases in cost of funds on interest-bearing liabilities.

The yield on average earning assets was 4.94% for the three months ended June 30, 2024, compared to 4.55% for the same period in 2023, an increase of 39 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.85% for the three months ended June 30, 2024, an increase of 63 basis points from the same period in 2023, which was primarily due to the rising rate environment that led to an increase in interest expense paid for deposits, particularly in savings, NOW, and money market deposits and time deposits. Non-interest-bearing deposits represented 45.3% of average deposits for the three months ended June 30, 2024, compared to 44.7% for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$209,547	$5,282	5.07%	$102,550	$1,673	3.29%
Securities(1)	3,239,619	84,000	5.21%	3,310,492	78,586	4.79%
Resell agreements	100,814	3,368	6.72%	12,071	432	7.22%
Total loans, net (2)	4,398,665	103,245	4.72%	4,166,389	90,166	4.36%
Total interest-earning assets	7,948,645	195,895	4.96%	7,591,502	170,857	4.54%
Non-interest-earning assets:
Cash and due from banks	5,720			4,527
Other assets	221,924			212,960
Total assets	$8,176,289			$7,808,989

Interest-bearing liabilities:
Savings, NOW and money market deposits	3,660,704	$46,864	2.57%	3,147,765	$22,853	1.46%
Time deposits	199,305	3,474	3.51%	154,429	907	1.18%
Brokered CDs	173,163	4,435	5.15%	389,718	8,891	4.60%
Total interest-bearing deposits	4,033,172	54,773	2.73%	3,691,912	32,651	1.78%
Total borrowings	196,326	3,893	3.99%	359,505	7,942	4.45%
Total interest-bearing liabilities	4,229,498	58,666	2.79%	4,051,417	40,593	2.02%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,264,590			3,170,729
Other liabilities	70,309			71,732
Total liabilities	7,564,397			7,293,878
Stockholders' equity	611,892			515,111
Total liabilities and stockholders' equity	$8,176,289			$7,808,989

Net interest income / interest rate spread		$137,229	2.17%		$130,264	2.52%
Net interest-earning assets / net interest margin	$3,719,147		3.47%	$3,540,085		3.46%

Total deposits / total cost of deposits	$7,297,762		1.51%	$6,862,641		0.96%
Total funding / total cost of funds	$7,494,088		1.57%	$7,222,146		1.13%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty interest income in June YTD 2024 and June YTD 2023 of $18 and $0 thousand, respectively

Net interest income was $137.2 million for the six months ended June 30, 2024, compared to $130.3 million for the same period in 2023. The year-over-year increase of $6.9 million, or 5.3%, was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Our net interest spread was 2.17% for the six months ended June 30, 2024, compared to 2.52% for the same period in 2023, a decrease of 35 basis points. Our net interest margin was 3.47% for the six months ended June 30, 2024, an increase of 1 basis points from 3.46% in the same period of 2023. This was largely due to increases in yields on interest-bearing assets, offset by increases in cost of funds on interest-bearing liabilities.

The yield on average earning assets was 4.96% for the six months ended June 30, 2024, compared to 4.54% for the same period in 2023, an increase of 42 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.79% for the six months ended June 30, 2024, an increase of 77 basis points from the same period in 2023, which was primarily due to the rising rate environment that led to an increase in interest expense paid for deposits. Non-interest-bearing deposits represented 44.7% of average deposits for the six months ended June 30, 2024, compared to 46.2% for the same period in 2023.

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

	Three Months Ended June 30, 2024 over June 30, 2023			Six Months Ended June 30, 2024 over June 30, 2023
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$1,043	$591	$1,634	$2,139	$1,470	$3,609
Securities	613	2,931	3,544	(1,733)	7,147	5,414
Resell agreements	2,292	(364)	1,928	3,170	(234)	2,936
Total loans, net	2,268	3,665	5,933	5,351	7,728	13,079
Total interest income	6,216	6,823	13,039	8.927	16.111	25.038

Interest-bearing liabilities:
Savings, NOW and money market deposits	3,148	8,546	11,694	5,881	18,130	24,011
Time deposits	384	904	1,288	650	1,917	2,567
Brokered CDs	(3,060)	144	(2,916)	(4,979)	523	(4,456)
Total deposits	472	9,594	10,066	1,552	20,570	22,122
Other borrowings	(1,760)	(1,474)	(3,234)	183	(4,232)	(4,049)
Total interest expense	(1,288)	8,120	6,832	1.735	16.338	18.073

Change in net interest income	$7,504	$(1,297)	$6,207	$7,192	$(227)	$6,965
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
Three Months Ended June 30, 2024 and 2023

Provision for credit losses totaled an expense of $3.2 million for the second quarter of 2024 compared to an expense of $3.9 million for the same period in 2023. The provision for credit losses on loans totaled an expense of $1.8 million, the provision for credit losses on securities was a recovery of $2 thousand, and the provision for credit losses on off-balance sheet credit exposures was an expense of $1.4 million. Overall, the provision expense on loans was primarily driven by charge-offs on the solar loan portfolio and an increase in reserve for solar loans given the level of continued losses, offset by improvements in macro-economic forecasts used in the CECL model.

Six Months Ended June 30, 2024 and 2023

Our provision for credit losses totaled an expense of $4.7 million for the six months ended June 30, 2024 compared to an expense of $8.9 million for the same period in 2023. The provision for credit losses on loans totaled $2.7 million, the provision for credit losses on securities was a recovery of $13 thousand, and the provision for credit losses on off-balance sheet credit exposures was $2.1 million. Overall, the provision expense on loans was primarily driven by increases in specific loan reserves, charge-offs on the solar loan portfolio, an increase in reserve for solar loans given the level of continued losses, and an increase in reserve for multifamily loans to reflect the current market repricing conditions, offset by improvements in macro-economic forecasts used in the CECL model.
For a further discussion of the allowance, see “Allowance for Credit Losses” below.
Non-Interest Income
Our non-interest income includes Trust Department fees, which consist of fees received in connection with investment advisory and custodial management services of investment accounts, service fees charged on deposit accounts, income on BOLI, gain or loss on sales of securities, gain or loss on sales of loans, income or losses from equity method investments, and other income.
The following table presents our non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Trust Department fees	$3,657	$4,006	$7,511	$7,935
Service charges on deposit accounts	8,614	2,712	14,750	5,166
Bank-owned life insurance income	615	546	1,224	1,327
Losses on sale of securities	(2,691)	(267)	(5,465)	(3,353)
Gains on sale of loans, net	69	2	116	4
Equity method investments income (loss)	(1,551)	556	521	711
Other income	545	389	830	1,360
Total non-interest income	$9,258	$7,944	$19,487	$13,150
Three Months Ended June 30, 2024 and 2023

Non-interest income was $9.3 million for the second quarter of 2024, compared to $7.9 million for the second quarter in 2023. The increase of $1.4 million in the second quarter of 2024 compared to the corresponding quarter in 2023 was primarily due to a $5.9 million increase in service charges on deposit accounts primarily due to increases in ICS One-Way Sell income, partially offset by a $2.4 million increase in losses on sale of securities and a decrease in income from equity investments of $2.2 million.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $3.7 million in the second quarter of 2024, compared to $4.0 million in the same period in 2023.

Six Months Ended June 30, 2024 and 2023

Non-interest income was $19.5 million for the six months ended June 30, 2024, compared to $13.2 million for the six months ended June 30, 2023. The increase of $6.3 million was primarily due to $9.6 million in increased service charges on deposit accounts primarily due to increases in ICS One-Way Sell income, partially offset by a $2.1 million increase in losses on sale of securities, a decrease in other income of $0.6 million primarily attributed to a gain on the repurchase of subordinated debt, and a $0.4 million decrease in Trust Department fees.

Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $7.5 million for the six months of 2024, compared to $7.9 million in the same period in 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Compensation and employee benefits	$23,045	$21,165	$45,318	$43,180
Occupancy and depreciation	3,379	3,436	6,283	6,835
Professional fees	2,332	2,759	4,708	4,989
Data processing	4,786	4,082	9,415	8,631
Office maintenance and depreciation	580	718	1,243	1,445
Amortization of intangible assets	182	222	365	444
Advertising and promotion	1,175	1,028	2,394	2,615
Federal deposit insurance premiums	1,050	1,100	2,100	1,818
Other expense	2,983	3,019	5,838	6,199
Total non-interest expense	$39,512	$37,529	$77,664	$76,156

Three Months Ended June 30, 2024 and 2023
Non-interest expense for the second quarter of 2024 was $39.5 million, an increase of $2.0 million from $37.5 million for the second quarter of 2023. The increase was driven by a $1.8 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount and corporate incentive payments, and a $0.7 million increase in data processing. This was partially offset by a $0.5 million decrease in professional fees.

Six Months Ended June 30, 2024 and 2023
Non-interest expense for the six months ended June 30, 2024 was $77.7 million, an increase of $1.5 million from $76.2 million for six months ended June 30, 2023. The increase was driven by a $2.1 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount, corporate incentive payments, and temporary personnel costs, and a $0.8 million increase in data processing expense. This was partially offset by a $0.5 million decrease in occupancy and depreciation expense due to a gain from settlement of a lease termination, a $0.4 million decrease in other expense, a $0.3 million decrease in professional fees and a $0.2 million decrease in office maintenance and depreciation expense.

Income Taxes

Three Months Ended June 30, 2024 and 2023

We had a provision for income tax expense of $9.0 million for the second quarter of 2024, compared to $7.8 million for the second quarter of 2023. Our effective tax rate for the second quarter of 2024 was 25.2% compared to 26.5% for the second quarter of 2023.

Six Months Ended June 30, 2024 and 2023

We had a provision for income tax expense of $20.3 million for the six months ended June 30, 2024, compared to $15.4 million for same period in 2023. Our effective tax rate for the six months ended June 30, 2024 was 27.3%, compared to 26.4% for the same period in 2023.

Financial Condition

Balance Sheet

Our total assets were $8.25 billion at June 30, 2024, compared to $7.97 billion at December 31, 2023. Notable changes within individual balance sheet line items include a $437.0 million increase in deposits, a $174.9 million increase in securities, a $87.5 million increase in resell agreements, a $62.8 million increase in loans receivable, net, a $230.0 million decrease in other borrowings, and a decrease in cash of $32.6 million.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at June 30, 2024 or at December 31, 2023. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At June 30, 2024 and December 31, 2023, we had available for sale securities of $1.69 billion and $1.48 billion, respectively.
At June 30, 2024, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.66 billion at June 30, 2024, and $1.70 billion at December 31, 2023.
During the six months ended June 30, 2024 we purchased a total of $568.5 million securities consisting of both available for sale and held-to-maturity and sold available for sale securities resulting in proceeds of $219.2 million and a net realized loss of $5.5 million. During the six months ended June 30, 2023 we purchased a total of $195.7 million securities consisting of both available for sale and held-to-maturity and sold available for sale securities resulting in proceeds of $174.5 million and a net realized loss of $3.4 million.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $18.1 million at June 30, 2024 and $22.5 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at June 30, 2024 was $0.7 million compared to $0.7 million at December 31, 2023. The provision for credit losses for held-to-maturity securities was a recovery of $2.0 thousand and $13.0 thousand for the three and six months ended June 30, 2024, compared to an expense of $20.0 thousand and $65.0 thousand for the three and six months ended June 30, 2023, respectfully.
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
Accrued interest receivable on available-for-sale debt securities totaled $13.1 million at June 30, 2024 and $12.6 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	June 30, 2024		December 31, 2023
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$597,486	17.8%	$480,615	15.1%
Non-GSE certificates & CMOs	194,582	5.8%	196,860	6.2%
ABS	676,781	20.2%	627,635	19.7%
Corporate	108,569	3.2%	120,741	3.8%
Other	3,920	0.1%	3,888	0.1%

PACE assessments:
Residential PACE assessments	112,923	3.4%	53,303	1.7%

Total available for sale	1,694,261	50.5%	1,483,042	46.6%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$191,359	5.7%	$194,329	6.1%
Non-GSE certificates & CMOs	75,979	2.3%	79,406	2.5%
ABS	272,508	8.1%	279,916	8.8%
Municipal	66,220	2.0%	66,635	2.1%

PACE assessments:
Commercial PACE assessments	256,663	7.6%	258,306	8.1%
Residential PACE assessments	798,561	23.8%	818,963	25.8%

Total held-to-maturity	1,661,290	49.5%	1,697,555	53.4%

Total securities	$3,355,551	100.0%	$3,180,597	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of June 30, 2024
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$38,258	4.8%	$60,563	3.8%	$533,205	4.4%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	214,726	3.5%
ABS	—	—%	25,065	6.2%	190,851	7.2%	475,561	6.1%
Corporate	3,000	6.5%	42,498	4.4%	80,005	3.8%	—	—%
Other	—	—%	4,197	6.1%	—	—%	—	—%

PACE assessments:
Residential PACE assessments	—	—%	—	—%	—	—%	112,799	7.7%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,803	3.1%	22,136	3.0%	154,420	2.9%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	75,979	2.6%
ABS	—	—%	—	—%	157,887	7.0%	114,621	4.4%
Municipal	—	—%	9,448	3.7%	3,535	2.2%	53,237	2.8%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	—	—%	256,663	5.3%
Residential PACE assessments	—	—%	—	—%	—	—%	798,561	5.2%

Total securities	$3,000	6.5%	$134,269	4.7%	$514,977	6.0%	$2,789,772	4.9%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of June 30, 2024:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$570,130	60%	2.9	100%	98%	2%	0%	0%	0%	100%
Consumer	182,927	19%	4.9	0%	36%	30%	34%	0%	0%	100%
Mortgage	115,758	13%	2.1	1%	100%	0%	0%	0%	0%	100%
Student	80,474	8%	4.3	23%	65%	35%	0%	0%	0%	100%
Total Securities:	$949,289	100%	3.3	62%	84%	10%	6%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 87% carry AAA credit ratings and 13% carry A credit ratings or higher. Approximately 50% of this portfolio is classified as “available for sale.”

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.41 billion as of June 30, 2024 compared to $4.35 billion as of December 31, 2023. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024		December 31, 2023
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,012,400	22.6%	$1,010,998	22.9%
Multifamily mortgages	1,230,545	27.5%	1,148,120	26.1%
Commercial real estate mortgages	377,484	8.4%	353,432	8.0%
Construction and land development mortgages	23,254	0.5%	23,626	0.5%
Total commercial portfolio	2,643,683	59.0%	2,536,176	57.5%

Retail portfolio:
Residential real estate lending	1,404,624	31.4%	1,425,596	32.3%
Consumer solar	385,567	8.6%	408,260	9.3%
Consumer and other	37,965	1.0%	41,287	0.9%
Total retail portfolio	1,828,156	41.0%	1,875,143	42.5%
Total loans	4,471,839	100.0%	4,411,319	100.0%

Allowance for credit losses	(63,444)		(65,691)
Total loans, net	$4,408,395		$4,345,628

Commercial loan portfolio
Our commercial loan portfolio comprised 59.0% of our total loan portfolio at June 30, 2024 and 57.5% of our total loan portfolio at December 31, 2023. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at June 30, 2024 by exposure was $4.0 million with a median size of $0.6 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.01 billion at June 30, 2024, which comprised 22.6% of our total loan portfolio. During the six months ended June 30, 2024, the C&I loan portfolio was largely unchanged from $1.01 billion at December 31, 2023.

Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 65% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 55%.
Our multifamily loans totaled $1.23 billion at June 30, 2024, which comprised 27.5% of our total loan portfolio. During the six months ended June 30, 2024, the multifamily loan portfolio increased by 7.2% from $1.15 billion at December 31, 2023.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $377.5 million at June 30, 2024, which comprised 8.4% of our total loan portfolio. During the six months ended June 30, 2024, the CRE loan portfolio increased by 6.8% from $353.4 million at December 31, 2023.

Retail loan portfolio
Our retail loan portfolio comprised 41.0% of our total loan portfolio at June 30, 2024 and 42.5% of our loan portfolio at December 31, 2023. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of June 30, 2024, approximately 80% of our residential 1-4 family mortgage loans were either originated by our loan officers or were acquired in our acquisition of New Resource Bank, and 20% were purchased or acquired. Our residential real estate lending loans totaled $1.40 billion at June 30, 2024, which comprised 76.8% of our retail loan portfolio and 31.4% of our total loan portfolio. As of June 30, 2024, our residential real estate lending loans decreased by 1.5% from $1.43 billion at December 31, 2023.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code ("UCC") financing statements. Our consumer solar loans totaled $385.6 million at June 30, 2024, which comprised 8.6% of our total loan portfolio, compared to $408.3 million, or 9.3% of our total loan portfolio, at December 31, 2023.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $38.0 million at June 30, 2024, which comprised 1.0% of our total loan portfolio, compared to $41.3 million, or 0.9% of our total loan portfolio, at December 31, 2023.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at June 30, 2024:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$158,919	$390,164	$291,804	$171,513	$1,012,400
Multifamily	186,249	710,180	329,025	5,091	1,230,545
Commercial real estate	97,081	204,601	69,272	6,530	377,484
Construction and land development	21,687	1,567	—	—	23,254

Retail Portfolio:
Residential real estate lending	5	4,959	137,226	1,262,434	1,404,624
Consumer solar	97	2,385	59,454	323,631	385,567
Consumer and other	715	2,234	25,908	9,108	37,965
Total Loans	$464,753	$1,316,090	$912,689	$1,778,307	$4,471,839
The following table presents our loans held for investment with maturity due after June 30, 2025:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$550,643	$302,838	$853,481
Multifamily	1,008,615	35,681	1,044,296
Commercial real estate	269,934	10,469	280,403
Construction and land development	1,567	—	1,567

Retail Portfolio:
Residential real estate lending	758,763	645,856	1,404,619
Consumer solar	385,470	—	385,470
Consumer and other	37,112	138	37,250
Total Loans	$3,012,104	$994,982	$4,007,086

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Balance at beginning of period	$64,400	$67,323	$65,691	$45,031
Adoption of ASU No. 2016-13	—	—	—	21,229
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(821)	(1,726)	(1,221)	(1,726)
Multifamily	—	—	—	(1,127)
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	(4)	(1)	(164)	(59)
Consumer solar	(2,604)	(1,824)	(4,410)	(3,631)
Consumer and other	(10)	(221)	(106)	(239)
Total loan charge-offs	(3,439)	(3,772)	(5,901)	(6,782)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	10	38	14	42
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	648	89	795	327
Consumer solar	50	631	171	842
Consumer and other	9	6	18	14
Total loan recoveries	717	764	998	1,225
Net charge-offs	(2,722)	(3,008)	(4,903)	(5,557)
Provision for credit losses	1,766	3,116	2,656	6,728
Balance at end of period	$63,444	$67,431	$63,444	$67,431
During the quarter, the allowance for credit losses on loans decreased $1.0 million to $63.4 million at June 30, 2024 from $64.4 million at March 31, 2024. The ratio of allowance to total loans was 1.42% at June 30, 2024 and 1.46% at March 31, 2024.
At June 30, 2024 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at March 31, 2024.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At June 30, 2024			At December 31, 2023
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$14,550	22.6%		$18,331	22.9%
Multifamily	4,671	27.5%		2,133	26.1%
Commercial real estate	1,502	8.4%		1,276	8.0%
Construction and land development	837	0.5%		24	0.5%
Total commercial portfolio	$21,560	59.0%		$21,764	57.5%

Retail Portfolio:
Residential real estate lending	$12,404	31.4%		13,273	32.3%
Consumer Solar	27,026	8.6%	33.1%	27,978	9.3%
Consumer and other	2,454	1.0%		2,676	0.9%
Total retail portfolio	$41,884	41.0%		$43,927	42.5%

Total allowance for credit losses on loans	$63,444			$65,691
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At June 30, 2024		At December 31, 2023
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.5%	$—	11.4%
Non-GSE certificates & CMOs	53	4.6%	54	4.7%
ABS	—	16.4%	—	16.5%
Municipal	—	4.0%	—	3.9%
Total traditional securities	$53	36.5%	$54	36.5%

PACE assessments:
Commercial PACE assessments	$256	15.4%	$258	15.2%
Residential PACE assessments	399	48.1%	409	48.3%
Total retail portfolio	$655	63.5%	$667	63.5%

Total allowance for credit losses on securities	$708		$721

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
The following table sets forth our nonperforming assets as of June 30, 2024 and December 31, 2023:

(In thousands)	June 30, 2024	December 31, 2023
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	989	989
Nonaccrual loans - Commercial	23,778	23,189
Nonaccrual loans - Retail	10,924	9,994
Nonaccrual securities	29	31
Total nonperforming assets	$35,720	$34,203

Nonaccrual loans:
Commercial and industrial	$8,428	$7,533
Multifamily	—	—
Commercial real estate	4,231	4,490
Construction and land development	11,119	11,166
Total commercial portfolio	23,778	23,189

Residential real estate lending	7,756	7,218
Consumer solar	2,794	2,673
Consumer and other	374	103
Total retail portfolio	10,924	9,994
Total nonaccrual loans	$34,702	$33,183

Nonperforming assets to total assets	0.43%	0.43%
Nonaccrual assets to total assets	0.43%	0.43%
Nonaccrual loans to total loans	0.78%	0.75%
Allowance for credit losses on loans to nonaccrual loans	182.83%	197.97%
Allowance for credit losses on loans to total loans	1.42%	1.49%
Annualized net charge-offs to average loans	0.25%	0.33%

Nonperforming assets totaled $35.7 million, or 0.43% of period-end total assets at June 30, 2024, an increase of $1.5 million, compared with $34.2 million, or 0.43% of period-end total assets at December 31, 2023. The increase in non-performing assets at June 30, 2024 compared to December 31, 2023 assets was primarily driven by a $0.9 million and a $0.6 million increase in residential real estate nonaccrual loans and commercial and industrial nonaccrual loans, respectively.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $69.6 million, or 0.8% of total assets, at June 30, 2024, as follows: $59.8 million are commercial loans currently in workout that management expects will be rehabilitated; $5.1 million are residential real estate loans at 30-89 days delinquent, and $4.7 million are consumer loans at 30-89 days delinquent.
Resell Agreements
As of June 30, 2024, we have entered into $137.5 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted average interest rate of 6.61%. As of December 31, 2023, we have entered into $50.0 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.34%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $47.7 million at June 30, 2024 and $56.6 million at December 31, 2023. As of June 30, 2024, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.45 billion at June 30, 2024, compared to $7.01 billion at December 31, 2023. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs ("political action committees"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of June 30, 2024 and December 31, 2023, we had approximately $1.73 billion and $1.19 billion, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS ("Insured Cash Sweep") network for certain deposit programs whereby we, acting as custodian of account holder funds, places a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. These off-balance sheet deposits totaled $1.06 billion at June 30, 2024 and $303.1 million at December 31, 2023. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three and six months ended June 30, 2024, the Company recognized $4.9 million and $9.0 million in servicing fee income. No servicing fee income was recognized during the three and six months ended June 30, 2023.
Total estimated uninsured deposits at June 30, 2024 and December 31, 2023 were $4.49 billion and $4.04 billion, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at June 30, 2024 are summarized as follows:

Maturities as of June 30, 2024
(In thousands)
Within three months	$11,815
After three but within six months	21,348
After six months but within twelve months	7,339
After twelve months	2,839
$43,341

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
In accordance with the Company's policies, the Company may enter into derivative transactions to hedge against interest rate risk. The impact of existing derivative contracts are included in the simulation analysis below.
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of June 30, 2024 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of June 30, 2024	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($)	Year 1 Net Interest Income	Year 1 Net Interest Income ($)
+300 basis points	-17.0%	(243,215)	-5.2%	(15,105)
+200 basis points	-9.5%	(136,098)	-1.6%	(4,597)
+100 basis points	-3.2%	(46,234)	0.4%	1,142
-100 basis points	0.5%	7,197	-2.0%	(5,820)
-200 basis points	-3.1%	(43,787)	-4.9%	(14,059)
-300 basis points	-14.8%	(211,299)	-8.2%	(23,755)
-400 basis points	-37.0%	(528,030)	-14.0%	(40,699)
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
At June 30, 2024, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $58.0 million, or 0.7% of total assets, compared to $90.6 million, or 1.1% of total assets at December 31, 2023. The $32.6 million, or 36.0%, decrease is due to normal business activity, paydowns of borrowings, and strategic investment securities purchases, offset by investments in resell agreements. Our available for sale securities at June 30, 2024 were $1.69 billion, or 20.5% of total assets, compared to $1.48 billion, or 18.6% of total assets at December 31, 2023. Investment securities with an aggregate fair value of $1.32 billion at June 30, 2024 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.4 billion and $2.3 billion respectfully, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2024, we had $9.14 million advances from the FHLBNY and a remaining credit availability of $2.21 billion. In addition, we maintain borrowing capacity of approximately $971.3 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
We also had $68.1 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $4.28 billion of immediately available funds, in addition to unpledged securities with two-day availability of $241.0 million for total liquidity within two-days of $4.52 billion, which provided coverage for 101% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at June 30, 2024 was $646.1 million, compared to $585.4 million at December 31, 2023, an increase of $60.7 million. The increase was primarily driven by $54.0 million of net income and a $12.4 improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $6.8 million in dividends paid at $0.22 per outstanding share, and $0.3 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
June 30, 2024
Consolidated:
Total capital to risk weighted assets	$837,756	16.04%	$417,832	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	704,289	13.48%	313,374	6.00%	N/A	N/A
Tier 1 capital to average assets	704,289	8.42%	334,583	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	704,289	13.48%	235,031	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$814,284	15.59%	$417,823	8.00%	$522,278	10.00%
Tier I capital to risk weighted assets	748,936	14.34%	313,367	6.00%	417,823	8.00%
Tier I capital to average assets	748,936	8.95%	334,573	4.00%	418,216	5.00%
Common equity tier 1 to risk weighted assets	748,936	14.34%	235,025	4.50%	339,481	6.50%

December 31, 2023
Consolidated:
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$752,828	14.93%	$403,266	8.00%	$504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of June 30, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations as of June 30, 2024:

June 30, 2024
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$9,135	$9,135	$—	$—	$—
Subordinated Debt	68,117	—	—	—	68,117
Operating Leases	25,819	5,394	20,425	—	—
Certificates of Deposit	380,881	159,294	186,470	26,885	8,232
	$483,952	$173,823	$206,895	$26,885	$76,349

Investment Obligations
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessments until the end of January 2025. These investments are to be held in the Company's available for sale and held-to-maturity investment portfolio. As of June 30, 2024, the Company had purchased $781.6 million of these obligations and had an estimated remaining commitment of $106.6 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Material changes in our market risk as of June 30, 2024 from that presented in the 2023 Annual Report are described in Part II, Item 1A of this Form 10-Q below. Our interest rate sensitivity position at June 30, 2024 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of June 30, 2024. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
The Company implemented new internal controls in response to entering into derivative transactions. There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended June 30, 2024 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
April 1 through April 30, 2024	846	$24.61	—	$19,549,731
May 1 through May 31, 2024	50,540	14.30	—	$19,549,731
June 1 through June 30, 2024	40,809	22.09	—	$19,549,731
Total	92,195	$17.84	—

(1) Includes 58,421 shares withheld by the Company for options exercises, 33,774 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 0 shares repurchased pursuant to the share repurchase program described in footnote (2).

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, no common stock was purchased during the second quarter of 2024. The approximate dollar value that may yet to be purchased under the plans or programs is $19.5 million.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of the Company's directors of executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in item 408(c) of Regulation S-K.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the quarters ended June 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended June 30, 2024, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

August 6, 2024	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2024	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

August 6, 2024	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)