Form 10-Q
period 2024-09-30
Amalgamated Financial Corp.
filed 2024-11-05
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of November 4, 2024, the registrant had 30,669,303 shares of common stock outstanding at $0.01 par value per share.

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
•any unanticipated or greater than anticipated adverse conditions (including the possibility of earthquakes, wildfires, floods, and other natural disasters) affecting the markets in which we operate;
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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	September 30, 2024	December 31, 2023
Assets	(unaudited)
Cash and due from banks	$3,946	$2,856
Interest-bearing deposits in banks	145,261	87,714
Total cash and cash equivalents	149,207	90,570
Securities:
Available for sale, at fair value:
Traditional securities	1,617,045	1,429,739
Property Assessed Clean Energy ("PACE") assessments	149,500	53,303
	1,766,545	1,483,042
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $51 and $54, respectively	583,788	620,232
PACE assessments, net of allowance for credit losses of $641 and $667, respectively	1,028,588	1,076,602
	1,612,376	1,696,834

Loans held for sale	38,623	1,817
Loans receivable, net of deferred loan origination costs	4,547,903	4,411,319
Allowance for credit losses	(61,466)	(65,691)
Loans receivable, net	4,486,437	4,345,628

Resell agreements	74,883	50,000
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,625	4,389
Accrued interest receivable	54,268	55,484
Premises and equipment, net	6,413	7,807
Bank-owned life insurance	107,365	105,528
Right-of-use lease asset	16,125	21,074
Deferred tax asset, net	38,510	56,603
Goodwill	12,936	12,936
Intangible assets, net	1,669	2,217
Equity method investments	11,514	13,024
Other assets	32,144	25,371
Total assets	$8,413,640	$7,972,324
Liabilities
Deposits	$7,594,564	$7,011,988
Borrowings	68,436	304,927
Operating leases	22,292	30,646
Other liabilities	30,016	39,399
Total liabilities	$7,715,308	$7,386,960

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,776,163 and 30,736,141 shares issued, respectively, and 30,662,883 and 30,428,359 shares outstanding, respectively)	$308	$307
Additional paid-in capital	287,167	288,232
Retained earnings	459,398	388,033
Accumulated other comprehensive loss, net of income taxes	(46,702)	(86,004)
Treasury stock, at cost (113,280 and 307,782 shares, respectively)	(1,972)	(5,337)
Total Amalgamated Financial Corp. stockholders' equity	698,199	585,231
Noncontrolling interests	133	133
Total stockholders' equity	698,332	585,364
Total liabilities and stockholders’ equity	$8,413,640	$7,972,324
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST AND DIVIDEND INCOME
Loans	$54,110	$49,578	$157,355	$139,744
Securities	46,432	39,971	133,801	118,989
Interest-bearing deposits in banks	2,274	1,687	7,556	3,360
Total interest and dividend income	102,816	91,236	298,712	262,093
INTEREST EXPENSE
Deposits	30,105	23,158	84,879	55,809
Borrowed funds	604	4,350	4,497	12,292
Total interest expense	30,709	27,508	89,376	68,101
NET INTEREST INCOME	72,107	63,728	209,336	193,992
Provision for credit losses	1,849	2,014	6,598	10,913
Net interest income after provision for credit losses	70,258	61,714	202,738	183,079
NON-INTEREST INCOME
Trust Department fees	3,704	3,678	11,215	11,613
Service charges on deposit accounts	12,091	2,731	26,841	7,897
Bank-owned life insurance income	613	727	1,837	2,054
Losses on sale of securities	(3,230)	(1,699)	(8,695)	(5,052)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	(4,223)	26	(4,107)	30
Equity method investments income (loss)	(823)	550	(301)	1,261
Other income	807	767	1,636	2,127
Total non-interest income	8,939	6,780	28,426	19,930
NON-INTEREST EXPENSE
Compensation and employee benefits	23,757	21,345	69,075	64,525
Occupancy and depreciation	3,423	3,349	9,705	10,184
Professional fees	2,575	2,222	7,284	7,211
Data processing	5,087	4,545	14,503	13,176
Office maintenance and depreciation	651	685	1,894	2,130
Amortization of intangible assets	183	222	548	666
Advertising and promotion	1,023	816	3,417	3,431
Federal deposit insurance premiums	900	1,200	3,000	3,018
Other expense	3,365	2,955	9,203	9,154
Total non-interest expense	40,964	37,339	118,629	113,495
Income before income taxes	38,233	31,155	112,535	89,514
Income tax expense	10,291	8,847	30,591	24,230
Net income	$27,942	$22,308	$81,944	$65,284
Earnings per common share - basic	$0.91	$0.73	$2.68	$2.13
Earnings per common share - diluted	$0.90	$0.73	$2.65	$2.12

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$27,942	$22,308	$81,944	$65,284
Other comprehensive income (loss):
Change in total obligation for postretirement benefits, prior service credit, and other benefits	43	49	130	146
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	31,500	(2,338)	41,862	(1,920)
Reclassification adjustment for losses realized in income	3,230	1,699	8,695	5,052
Accretion of net unrealized loss on securities transferred to held-to-maturity	545	479	1,737	1,433
Net unrealized gains (losses) on securities	35,275	(160)	52,294	4,565
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges	1,524	—	1,480	—
Reclassification adjustment for losses realized in income	138	—	171	—
Net unrealized gains on cash flow hedges	1,662	—	1,651	—
Other comprehensive income (loss), before tax	36,980	(111)	54,075	4,711
Income tax benefit (expense)	(10,103)	31	(14,773)	(1,298)
Total other comprehensive income (loss), net of taxes	26,877	(80)	39,302	3,413
Total comprehensive income, net of taxes	$54,819	$22,228	$121,246	$68,697

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at July 1, 2024	30,630,386	$307	$286,021	$435,202	$(73,579)	$(1,972)	$645,979	$133	$646,112
Net income	—	—	—	27,942	—	—	27,942	—	27,942
Common stock issued under Employee Stock Purchase Plan	5,784	—	181	—	—	—	181	—	181
Dividends on common stock, $0.12 per share	—	—	—	(3,746)	—	—	(3,746)	—	(3,746)
Exercise of stock options, net of repurchases	12,830	—	(121)	—	—	—	(121)	—	(121)
Restricted stock units vesting, net of repurchases	13,883	1	(269)	—	—	—	(268)	—	(268)
Stock-based compensation expense	—	—	1,355	—	—	—	1,355	—	1,355
Other comprehensive income, net of taxes	—	—	—	—	26,877	—	26,877	—	26,877
Balance at September 30, 2024	30,662,883	$308	$287,167	$459,398	$(46,702)	$(1,972)	$698,199	$133	$698,332

	Nine Months Ended September 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2024	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
Net income	—	—	—	81,944	—	—	81,944	—	81,944
Repurchase of common stock	(10,000)	—	—	—	—	(285)	(285)	—	(285)
Common stock issued under Employee Stock Purchase Plan	23,484	—	447	—	—	184	631	—	631
Dividends on common $0.36 stock per share	—	—	—	(10,579)	—	—	(10,579)	—	(10,579)
Exercise of stock options, net of repurchases	80,751	—	(1,588)	—	—	1,215	(373)	—	(373)
Restricted stock units vesting, net of repurchases	140,289	1	(3,878)	—	—	2,251	(1,626)	—	(1,626)
Stock-based compensation expense	—	—	3,954	—	—	—	3,954	—	3,954
Other comprehensive income, net of taxes	—	—	—	—	39,302	—	39,302	—	39,302
Balance at September 30, 2024	30,662,883	$308	$287,167	$459,398	$(46,702)	$(1,972)	$698,199	$133	$698,332

	Three Months Ended September 30, 2023
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at July 1, 2023	30,572,606	$307	$286,877	$349,204	$(105,214)	$(2,693)	$528,481	$133	$528,614
Net income	—	—	—	22,308	—	—	22,308	—	22,308
Repurchase of common stock	(141,748)	—	—	—	—	(2,647)	(2,647)	—	(2,647)
Common stock issued under Employee Stock Purchase Plan	7,918	—	(2)	—	—	138	136	—	136
Dividends on common stock, $0.10 per share	—	—	—	(3,092)	—	—	(3,092)	—	(3,092)
Exercise of stock options, net of repurchases	5,272	—	(91)	—	—	—	(91)	—	(91)
Restricted stock units vesting, net of repurchases	14,733	—	(390)	—	—	348	(42)	—	(42)
Stock-based compensation expense	—	—	1,185	—	—	—	1,185	—	1,185
Other comprehensive loss, net of taxes	—	—	—	—	(80)	—	(80)	—	(80)
Balance at September 30, 2023	30,458,781	$307	$287,579	$368,420	$(105,294)	$(4,854)	$546,158	$133	$546,291

	Nine Months Ended September 30, 2023
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	65,284	—	—	65,284	—	65,284
Repurchase of common stock	(409,513)	—	—	—	—	(7,229)	(7,229)	—	(7,229)
Common stock issued under Employee Stock Purchase Plan	37,672	—	(30)	—	—	680	650	—	650
Dividends on common $0.30 stock per share	—	—	—	(9,314)	—	—	(9,314)	—	(9,314)
Exercise of stock options, net of repurchases	11,903	—	(182)	—	—	—	(182)	—	(182)
Restricted stock units vesting, net of repurchases	118,521	—	(2,581)	—	—	1,695	(886)	—	(886)
Stock-based compensation expense	—	—	3,425	—	—	—	3,425	—	3,425
Other comprehensive income, net of taxes	—	—	—	—	3,413	—	3,413	—	3,413
Balance at September 30, 2023	30,458,781	$307	$287,579	$368,420	$(105,294)	$(4,854)	$546,158	$133	$546,291

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81,944	$65,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,431	2,647
Amortization of intangible assets	548	666
Deferred income tax expense	3,320	5,523
Provision for credit losses	6,598	10,913
Stock-based compensation expense	3,954	3,425
Net amortization on loan fees, costs, premiums, and discounts	1,980	238
Net amortization (accretion) on securities premiums, discounts, and deferred costs on subordinated debt	(182)	1,546
Net loss (gain) from equity method investments	301	(1,261)
Net loss on sale of securities available for sale	8,695	5,052
Net loss (gain) on sale of loans and change in fair value on loans held-for-sale, net	4,107	(30)
Net gain on redemption of bank-owned life insurance	—	(371)
Proceeds from sales of loans held for sale	16,384	15,829
Originations of loans held for sale	(16,441)	(12,962)
Increase in cash surrender value of bank-owned life insurance	(1,837)	(1,683)
Net gain on repurchase of subordinated debt	(1,076)	(1,417)
Decrease (increase) in accrued interest receivable	1,216	(6,304)
Decrease in other assets	387	16,625
Decrease in other liabilities	(17,270)	(1,813)
Net cash provided by operating activities	95,059	101,907
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(191,200)	(264,555)
Purchase of securities available for sale	(738,851)	(69,382)
Purchase of securities held-to-maturity	(54,547)	(211,211)
Proceeds from sales of securities available for sale	271,033	249,971
Maturities, principal payments and redemptions of securities available for sale	226,916	123,175
Maturities, principal payments and redemptions of securities held-to-maturity	140,353	70,100
Decrease (increase) in resell agreements	(24,883)	25,754
Decrease (increase) in equity method investments	1,209	(2,247)
Decrease (increase) in FHLBNY stock, net	(236)	25,218
Purchases of premises and equipment, net	(1,037)	(1,219)
Proceeds from redemption of bank-owned life insurance	—	1,941
Net cash used in investing activities	(371,243)	(52,455)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	582,576	395,817
Net decrease in other borrowings	(229,627)	(345,619)
Repurchase of subordinated debt	(5,925)	(6,047)
Common stock issued under Employee Stock Purchase Plan	632	650
Repurchase of common stock	(285)	(7,229)

Dividends paid	(10,550)	(9,277)
Payments related to repurchase of common stock for equity awards	(2,000)	(1,068)
Net cash provided by financing activities	334,821	27,227
Increase in cash, cash equivalents, and restricted cash	58,637	76,679
Cash, cash equivalents, and restricted cash at beginning of year	90,570	63,540
Cash, cash equivalents, and restricted cash at end period	$149,207	$140,219
Supplemental disclosures of cash flow information:
Interest paid during the period	$97,613	$59,104
Income taxes paid during the period	27,724	7,381
Right-of-use assets obtained in exchange for lease liabilities	560	—
Loans transferred from held-for-sale	—	4,664
Loans transferred to held-for-sale	40,856	3,581

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). A more detailed description of our accounting policies is included in the 2023 Annual Report, which remain significantly unchanged except for the addition of accounting policies related to derivatives:

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

Recently Adopted Accounting Standards

ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments

The Company adopted ASU No. 2016-13 on a modified retrospective basis with a cumulative-effect adjustment to retained earnings as of the adoption date and, accordingly, the Company recorded a $24.6 million increase to the allowance for credit losses, a $6.8 million increase to deferred tax assets, and a net of tax decrease of $17.8 million to retained earnings as of January 1, 2023.

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

Notes to Consolidated Financial Statements (unaudited)

2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Balance as of January 1, 2024	Current Period Change	Income Tax Effect	Balance as of September 30, 2024
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,481)	$130	$(35)	$(1,386)
Unrealized gains (losses) on available for sale securities	(74,348)	50,557	(13,811)	(37,602)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(10,175)	1,737	(476)	(8,914)
Unrealized gains (losses) on cash flow hedges	—	1,651	(451)	1,200
Total	$(86,004)	$54,075	$(14,773)	$(46,702)

	Balance as of January 1, 2023	Current Period Change	Income Tax Effect	Balance as of September 30, 2023
(In thousands)
Unrealized gains (losses) on benefits plans	$(1,652)	$146	$(40)	$(1,546)
Unrealized gains (losses) on available for sale securities	(95,539)	3,132	$(863)	$(93,270)
Unaccreted unrealized loss on securities transferred to held-to-maturity	(11,516)	1,433	(395)	$(10,478)
Total	$(108,707)	$4,711	$(1,298)	$(105,294)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$36	$39	$109	$119
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7	21	21
Change in obligation for other benefits	—	3	—	6
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	43	49	130	146
Income tax expense	(12)	(13)	(35)	(40)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	31	36	95	106

Securities
Unrealized holding gains (losses) on available for sale securities	31,500	(2,338)	41,862	(1,920)
Reclassification adjustment for losses realized in loss on sale of securities	3,230	1,699	8,695	5,052
Accretion of net unrealized loss on securities transferred to held-to-maturity	545	479	1,737	1,433
Change in unrealized gains (losses) on available for sale securities	35,275	(160)	52,294	4,565
Income tax benefit (expense)	(9,637)	44	(14,287)	(1,258)
Net change in unrealized gains (losses) on securities	25,638	(116)	38,007	3,307

Derivatives
Unrealized holding gains on cash flow hedges	1,524	—	1,480	—
Reclassification adjustment for losses realized in income	138	—	171	—
Change in unrealized gains on cash flow hedges	1,662	—	1,651	—
Income tax benefit	(454)	—	(451)	—
Net change in unrealized gains on cash flow hedges	1,208	—	1,200	—

Total	$26,877	$(80)	$39,302	$3,413

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of September 30, 2024 are as follows:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") residential & Collateralized mortgage obligations ("CMOs")	$642,265	$4,368	$(26,258)	$620,375
Non-GSE certificates & CMOs	230,968	750	(13,238)	218,480
Asset-Backed Securities ("ABS")	678,077	1,875	(13,059)	666,893
Corporate	120,501	—	(13,214)	107,287
Other	4,197	1	(188)	4,010
	1,676,008	6,994	(65,957)	1,617,045
PACE assessments:
Residential PACE assessments	142,272	7,228	—	149,500

Total available for sale	$1,818,280	$14,222	$(65,957)	$1,766,545

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$189,766	$1,868	$(13,885)	$177,749
Non-GSE certificates & CMOs	75,078	—	(4,377)	70,701
ABS	253,036	469	(4,625)	248,880
Municipal	65,959	422	(9,339)	57,042
	583,839	2,759	(32,226)	554,372
PACE assessments:
Commercial PACE assessments	256,128	—	(24,750)	231,378
Residential PACE assessments	773,101	—	(43,309)	729,792
	1,029,229	—	(68,059)	961,170

Total held-to-maturity	$1,613,068	$2,759	$(100,285)	$1,515,542

Allowance for credit losses	(692)

Total held-to-maturity, net of allowance for credit losses	$1,612,376

As of September 30, 2024, available for sale securities with a fair value of $1.21 billion and held-to-maturity securities with a fair value of $526.1 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

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
There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2024, or the three or nine months ended September 30, 2023.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of September 30, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$—	$—	$—	$—
Due after one year through five years	79,509	77,045	9,452	9,355
Due after five years through ten years	289,574	279,257	152,437	152,401
Due after ten years	575,964	571,388	1,186,335	1,105,336
	$945,047	$927,690	$1,348,224	$1,267,092

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,		Nine Months Ended,
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(In thousands)
Proceeds	$51,863	$75,434	$271,033	$249,971

Realized gains	$—	$61	$4	$61
Realized losses	(3,230)	(1,760)	(8,699)	(5,113)
Net realized losses	$(3,230)	$(1,699)	$(8,695)	$(5,052)
There were no sales of held-to-maturity securities during the three or nine months ended September 30, 2024 or the three months or nine ended September 30, 2023.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC, FMNA, and SBA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At September 30, 2024 and September 30, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of September 30, 2024 and December 31, 2023, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	September 30, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$38,569	$6,473	$236,028	$19,785	$274,597	$26,258
Non-GSE certificates & CMOs	7,560	440	128,450	12,798	136,010	13,238
ABS	97,426	495	217,194	12,564	314,620	13,059
Corporate	14,737	759	92,550	12,455	107,287	13,214
Other	—	—	3,809	188	3,809	188
Total available for sale	$158,292	$8,167	$678,031	$57,790	$836,323	$65,957

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	$—	$460,239	$40,545	$460,239	$40,545
Non-GSE certificates & CMOs	—	—	196,860	21,690	196,860	21,690
ABS	53,133	122	526,868	20,868	580,001	20,990
Corporate	—	—	120,741	19,297	120,741	19,297
Other	—	—	3,888	309	3,888	309
Total available for sale	$53,133	$122	$1,308,596	$102,709	$1,361,729	$102,831

Available for sale securities

As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the three and nine months ended September 30, 2024, there were no charge-offs. During the nine months ended September 30, 2023, the Company charged-off an unrealized loss position of $1.2 million related to a corporate bond related to Silicon Valley Bank following credit concerns over the issuer, and the sale of the security resulted in an immaterial additional loss. During the three months ended September 30, 2023, no available for sale securities were charged-off.

As of September 30, 2024, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of September 30, 2024, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at September 30, 2024.

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

With the exception of PACE assessments, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with no ratings below investment grade. All issues were current as to their interest payments. There have been no significant losses on PACE assessments that we have invested in given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of September 30, 2024 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $31.9 million and $35.1 million at September 30, 2024 and December 31, 2023, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended September 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$53	$256	$399	$708
Recovery of credit losses	(4)	(1)	(13)	(18)
Charge-offs	—	—	—	—
Recoveries	2	—	—	2
Ending balance	$51	$255	$386	$692

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

Notes to Consolidated Financial Statements (unaudited)
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$54	$258	$409	$721
Recovery of credit losses	(5)	(3)	(23)	(31)
Charge-offs	—	—	—	—
Recoveries	2	—	—	2
Ending balance	$51	$255	$386	$692

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2023:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(4)	15	72	83
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Ending balance	$55	$270	$400	$725

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	September 30, 2024	December 31, 2023
(In thousands)
Commercial and industrial	$1,058,376	$1,010,998
Multifamily	1,291,380	1,148,120
Commercial real estate	415,077	353,432
Construction and land development	22,224	23,626
Total commercial portfolio	2,787,057	2,536,176
Residential real estate lending	1,350,347	1,425,596
Consumer solar	374,499	408,260
Consumer and other	36,000	41,287
Total retail portfolio	1,760,846	1,875,143
Total loans receivable	4,547,903	4,411,319
Allowance for credit losses	(61,466)	(65,691)
Total loans receivable, net	$4,486,437	$4,345,628

Included in commercial and industrial loans are government guaranteed loans with a balance of $200.1 million at September 30, 2024 and $225.6 million at December 31, 2023. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at September 30, 2024 and December 31, 2023.

The following table presents information regarding the past due status of the Company’s loans as of September 30, 2024:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$1,062	$440	$1,849	$—	$3,351	$1,055,025	$1,058,376
Multifamily	8,081	—	—	—	8,081	1,283,299	1,291,380
Commercial real estate	1,284	—	4,146	—	5,430	409,647	415,077
Construction and land development	—	—	11,113	—	11,113	11,111	22,224
Total commercial portfolio	10,427	440	17,108	—	27,975	2,759,082	2,787,057
Residential real estate lending	3,560	1,834	7,578	—	12,972	1,337,375	1,350,347
Consumer solar	3,004	1,304	2,848	—	7,156	367,343	374,499
Consumer and other	356	292	116	—	764	35,236	36,000
Total retail portfolio	6,920	3,430	10,542	—	20,892	1,739,954	1,760,846
	$17,347	$3,870	$27,650	$—	$48,867	$4,499,036	$4,547,903

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2023:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$266	$168	$7,533	$—	$7,967	$1,003,031	$1,010,998
Multifamily	11,968	—	—	—	11,968	1,136,152	1,148,120
Commercial real estate	—	—	4,490	—	4,490	348,942	353,432
Construction and land development	5,199	—	11,166	—	16,365	7,261	23,626
Total commercial portfolio	17,433	168	23,189	—	40,790	2,495,386	2,536,176
Residential real estate lending	6,995	2,133	7,218	—	16,346	1,409,250	1,425,596
Consumer solar	2,569	2,788	2,673	—	8,030	400,230	408,260
Consumer and other	754	231	103	—	1,088	40,199	41,287
Total retail portfolio	10,318	5,152	9,994	—	25,464	1,849,679	1,875,143
	$27,751	$5,320	$33,183	$—	$66,254	$4,345,065	$4,411,319

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	Term Extension and Payment Delay	% of Portfolio	Term Extension	Term Extension and Payment Delay	% of Portfolio
Commercial and industrial	$—	$—	—%	$479	$—	—%
Multifamily	3,680	—	0.3%	5,957	—	0.5%
Commercial real estate	3,191	—	0.8%	3,974	—	1.0%
Construction and land development	13,988	—	62.9%	13,988	—	62.9%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2024
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Multifamily	4.0	—
Commercial real estate	0.3	—
Construction and land development	0.8	—

Notes to Consolidated Financial Statements (unaudited)

	Nine Months Ended September 30, 2024
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Commercial and industrial	0.7	—
Multifamily	2.6	—
Commercial real estate	0.3	—
Construction and land development	0.8	—

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(Dollars in thousands)	Term Extension	Term Extension and Payment Delay	% of Portfolio	Term Extension	Term Extension and Payment Delay	% of Portfolio
Commercial and industrial	$5,225	$6,900	1.2%	$5,921	$6,900	1.2%
Multifamily	2,303	—	0.2%	2,637	—	0.2%
Commercial real estate	1,000	—	0.3%	3,045	—	0.9%
Construction and land development	—	—	—%	17,163	—	60.6%

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

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

In the prior twelve months, nine loan modifications were made to borrowers experiencing financial difficulty. Four loans that were modified during this period had a payment default during the three and nine months ended September 30, 2024.

In order to manage credit quality, we view the Company’s loan portfolio by various segments. For commercial loans, we assign individual credit ratings ranging from 1 (lowest risk) to 10 (highest risk) as an indicator of credit quality. These ratings are based

Notes to Consolidated Financial Statements (unaudited)
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

The below classifications follow regulatory guidelines and can be generally described as follows:
•pass loans are of satisfactory quality (risk rating 1 through 6);
•special mention loans have a potential weakness or risk that may result in the deterioration of future repayment (risk rating 7);
•substandard loans are inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged (these loans have a well-defined weakness, and there is a distinct possibility that the Company will sustain some loss) (risk rating 8 and 9); and
•doubtful loans, based on existing circumstances, have weaknesses that make collection or liquidation in full highly questionable and improbable (risk rating 10).

In addition, residential loans are classified utilizing an inter-agency methodology that incorporates the extent of delinquency. Assigned risk rating grades are continuously updated as new information is obtained.

The following tables summarize the Company’s loan portfolio by credit quality indicator as of September 30, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$189,201	$102,656	$169,122	$187,149	$224,809	$140,212	$—	$1,013,149
Special Mention	—	—	—	13,674	—	1,955	—	15,629
Substandard	83	—	4,225	8,333	14,465	2,492	—	29,598
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$189,284	$102,656	$173,347	$209,156	$239,274	$144,659	$—	$1,058,376
Current period gross charge-offs	$200	$709	$575	$—	$5,172	$—	$—	$6,656
Multifamily:
Pass	$165,515	$226,960	$374,169	$43,640	$467,358	$2	$—	$1,277,644
Special Mention	—	—	—	—	7,949	—	—	7,949
Substandard	—	—	—	—	5,787	—	—	5,787
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$165,515	$226,960	$374,169	$43,640	$481,094	$2	$—	$1,291,380
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$98,792	$41,864	$41,518	$47,605	$173,059	$4,394	$—	$407,232
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	7,845	—	—	7,845
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$98,792	$41,864	$41,518	$47,605	$180,904	$4,394	$—	$415,077
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Construction and land development:
Pass	$—	$—	$—	$—	$5,927	$5,199	$—	$11,126
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,098	—	11,098
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$5,927	$16,297	$—	$22,224
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$44,878	$131,927	$399,915	$292,532	$473,649	$—	$—	$1,342,901
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,975	2,152	3,319	—	—	7,446
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$44,878	$131,927	$401,890	$294,684	$476,968	$—	$—	$1,350,347
Current period gross charge-offs	$—	$—	$—	$—	$166	$—	$—	$166
Consumer solar:
Pass	$—	$26,097	$96,090	$121,795	$127,928	$—	$—	$371,910
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	126	1,078	755	630	—	—	2,589
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$26,223	$97,168	$122,550	$128,558	$—	$—	$374,499
Current period gross charge-offs	$—	$—	$1,627	$2,699	$1,685	$—	$—	$6,011
Consumer and other:
Pass	$388	$1,923	$12,933	$10,747	$9,808	$—	$—	$35,799
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	139	61	—	—	—	201
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$388	$1,924	$13,072	$10,808	$9,808	$—	$—	$36,000
Current period gross charge-offs	$—	$15	$—	$—	$214	$—	$—	$229
Total Loans:
Pass	$498,774	$531,427	$1,093,747	$703,468	$1,482,538	$149,807	$—	$4,459,761
Special Mention	—	—	—	13,674	7,949	1,955	—	23,578
Substandard	83	127	7,417	11,301	32,046	13,590	—	64,564
Doubtful	—	—	—	—	—	—	—	—
Total loans	$498,857	$531,554	$1,101,164	$728,443	$1,522,533	$165,352	$—	$4,547,903
Current period gross charge-offs	$200	$724	$2,202	$2,699	$7,237	$—	$—	$13,062
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$130,568	$220,552	$192,682	$117,966	$141,542	$138,003	$—	$941,313
Special Mention	—	—	16,692	3,975	934	4,222	—	25,823
Substandard	—	720	—	5,143	16,927	21,072	—	43,862
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$130,568	$221,272	$209,374	$127,084	$159,403	$163,297	$—	$1,010,998
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726

Notes to Consolidated Financial Statements (unaudited)

Multifamily:
Pass	$193,827	$382,652	$45,287	$138,131	$377,554	$2	$—	$1,137,453
Special Mention	—	—	—	—	8,373	—	—	8,373
Substandard	—	—	—	—	2,294	—	—	2,294
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$193,827	$382,652	$45,287	$138,131	$388,221	$2	$—	$1,148,120
Current period gross charge-offs	$—	$—	$—	$—	$2,367	$—	$—	$2,367
Commercial real estate:
Pass	$73,089	$42,824	$48,624	$36,478	$140,674	$3,456	$—	$345,145
Special Mention	—	—	—	—	3,797	—	—	3,797
Substandard	—	—	—	1,858	2,632	—	—	4,490
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$73,089	$42,824	$48,624	$38,336	$147,103	$3,456	$—	$353,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$7,261	$5,199	$—	$12,460
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,166	—	11,166
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,261	$16,365	$—	$23,626
Current period gross charge-offs	$—	$—	$—	$—	$4,664	$—	$—	$4,664
Residential real estate lending:
Pass	$137,167	$413,962	$328,952	$134,795	$403,508	$—	$—	$1,418,384
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,232	1,003	399	2,578	—	—	7,212
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$137,167	$417,194	$329,955	$135,194	$406,086	$—	$—	$1,425,596
Current period gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65
Consumer solar:
Pass	$30,412	$104,633	$131,008	$72,752	$67,044	$—	$—	$405,849
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	529	1,080	527	275	—	—	2,411
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$30,412	$105,162	$132,088	$73,279	$67,319	$—	$—	$408,260
Current period gross charge-offs	$—	$1,525	$3,034	$2,095	$312	$—	$—	$6,966
Consumer and other:
Pass	$2,730	$14,807	$11,866	$—	$11,780	$—	$—	$41,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	36	63	—	—	—	—	104
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$2,735	$14,843	$11,929	$—	$11,780	$—	$—	$41,287
Current period gross charge-offs	$2	$—	$—	$—	$268	$—	$—	$270
Total Loans:
Pass	$567,793	$1,179,430	$758,419	$500,122	$1,149,363	$146,660	$—	$4,301,787
Special Mention	—	—	16,692	3,975	13,104	4,222	—	37,993
Substandard	5	4,517	2,146	7,927	24,706	32,238	—	71,539
Doubtful	—	—	—	—	—	—	—	—
Total loans	$567,798	$1,183,947	$777,257	$512,024	$1,187,173	$183,120	$—	$4,411,319
Current period gross charge-offs	$2	$1,525	$3,034	$2,095	$9,402	$—	$—	$16,058

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the three months ended September 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$14,550	$4,671	$1,502	$837	$12,404	$27,026	$2,454	$63,444
Provision for (recovery of) credit losses	1,563	116	155	(9)	(114)	3,238	(50)	4,899
Charge-offs	(5,435)	—	—	—	(2)	(1,601)	(123)	(7,161)
Recoveries	54	—	—	—	108	101	21	284
Ending balance - ACL	$10,732	$4,787	$1,657	$828	$12,396	$28,764	$2,302	$61,466

The activities in the allowance by portfolio for the three months ended September 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$16,793	$6,397	$2,285	$324	$15,274	$23,218	$3,140	$67,431
Provision for (recovery of) credit losses	137	(446)	(173)	890	135	2,791	(15)	3,319
Charge-offs	—	(1,228)	—	—	(4)	(1,949)	(15)	(3,196)
Recoveries	6	—	—	—	244	—	11	261
Ending Balance - ACL	$16,936	$4,723	$2,112	$1,214	$15,649	$24,060	$3,121	$67,815

The activities in the allowance by portfolio for the nine months ended September 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	(1,011)	2,654	381	804	(1,614)	6,525	(184)	7,555
Charge-offs	(6,656)	—	—	—	(166)	(6,011)	(229)	(13,062)
Recoveries	68	—	—	—	903	272	39	1,282
Ending balance - ACL	$10,732	$4,787	$1,657	$828	$12,396	$28,764	$2,302	$61,466

The activities in the allowance by portfolio for the nine months ended September 30, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	1,882	1,157	(194)	855	735	5,765	(153)	10,047
Charge-offs	(1,726)	(2,355)	—	—	(63)	(5,580)	(254)	(9,978)
Recoveries	48	—	—	—	571	842	25	1,486
Ending Balance - ACL	$16,936	$4,723	$2,112	$1,214	$15,649	$24,060	$3,121	$67,815

Notes to Consolidated Financial Statements (unaudited)

The amortized cost basis of loans on nonaccrual status and the specific allowance as of September 30, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$591	$1,258	$824
Commercial real estate	4,146	—	—
Construction and land development	8,804	2,309	811
Total commercial portfolio	13,541	3,567	1,635
Residential real estate lending	7,578	—	—
Consumer solar	2,848	—	—
Consumer and other	116	—	—
Total retail portfolio	10,542	—	—
	$24,083	$3,567	$1,635

The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$612	$6,921	$4,485
Commercial real estate	4,490	—	—
Construction and land development	11,166	—	—
Total commercial portfolio	16,268	6,921	4,485
Residential real estate lending	7,218	—	—
Consumer solar	2,673	—	—
Consumer and other	103	—	—
Total retail portfolio	9,994	—	—
	$26,262	$6,921	$4,485

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of September 30, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,146	$—
Construction and land development	16,297	811
	$20,443	$811

Notes to Consolidated Financial Statements (unaudited)
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,490	$—
Construction and land development	16,365	—
	$20,855	$—

As of September 30, 2024 and December 31, 2023, mortgage loans with an unpaid principal balance of $2.47 billion and $2.35 billion, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.

During the period ended September 30, 2024, the Company updated its listing of related parties and as such, there are no related party loans outstanding as of September 30, 2024, compared to $1.7 million related party loans as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $38.6 million and $1.8 million, respectively. Included in LHFS were certain non-performing loans of $1.0 million and $1.0 million as of September 30, 2024 and December 31, 2023, respectively. In addition, at September 30, 2024, there was a pool of $36.6 million performing residential loans in loans held-for-sale that settled shortly after the quarter ended. Remaining loans in both periods were related to residential loans originated for sale.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,801,834	0.00%	$2,940,398	0.00%
NOW accounts	186,557	0.90%	200,382	0.99%
Money market deposit accounts	2,959,264	3.00%	3,100,681	2.89%
Savings accounts	327,935	1.42%	340,860	1.20%
Time deposits	216,901	3.83%	187,457	3.01%
Brokered certificates of deposit ("CDs")	102,073	4.89%	242,210	5.09%
Total deposits	$7,594,564	1.43%	$7,011,988	1.62%

The scheduled maturities of time deposits and brokered CDs as of September 30, 2024 are as follows:

(In thousands)	Balance
2024	$93,362
2025	133,373
2026	27,429
2027	30,499
2028	25,187
Thereafter	9,124
Total	$318,974
Time deposits greater than $250,000 totaled $44.0 million as of September 30, 2024 and $42.2 million as of December 31, 2023.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $86.7 million and $63.1 million as of September 30, 2024 and December 31, 2023, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $61.3 million as of September 30, 2024 and $56.4 million as of December 31, 2023.
Included in total deposits are state and municipal deposits totaling $56.3 million and $51.9 million as of September 30, 2024 and December 31, 2023, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

Notes to Consolidated Financial Statements (unaudited)
6. BORROWINGS
Subordinated Debt
On November 8, 2021, the Company completed a public offering of $85.0 million of aggregated principal amount of 3.25% Fixed-to-Floating Rate subordinated notes due 2031 (the "Notes"). The fixed rate period is defined from and including November 8, 2021 to, but excluding, November 15, 2026, or the date of earlier redemption. The floating rate period is defined from and including November 15, 2026 to, but excluding, November 15, 2031, or the date of earlier redemption. The floating rate per annum is equal to three-month term Secured Overnight Financing Rate ("SOFR") (the "benchmark rate") plus a spread of 230 basis points for each quarterly interest period during the floating rate period, provided however, that if the benchmark rate is less than zero, the benchmark rate shall be deemed to be zero. The subordinated notes will mature on November 15, 2031.
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
Interest expense on subordinated debt for the three months ended September 30, 2024 and 2023 was $0.6 million and $0.7 million, respectively. Interest expense on subordinated debt for the nine months ended September 30, 2024 and 2023 was $1.8 million and $2.0 million, respectively.
During the three months ended September 30, 2024 the Company repurchased subordinated notes with a par value of $4.5 million for cash paid of $3.8 million. During the three months ended September 30, 2023 the Company repurchased subordinated notes with a par value of $3.5 million for cash paid of $2.8 million. During the nine months ended September 30, 2024 and September 30, 2023, subordinated notes with a par value of $7.0 million and $7.5 million were repurchased for cash paid of $5.9 million, and $6.0 million, respectively.
Gains on repurchases of subordinated debt for the three and nine months ended September 30, 2024 were $0.7 million and $1.1 million, respectively. Gains on repurchases of subordinated debt for the three and nine months ended September 30, 2023 were $0.6 million and $1.4 million, respectively. All gains are recorded in Non-interest income - other on the consolidated statements of income.

FHLBNY borrowed funds and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of September 30, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.11 billion (comprised of securities of $461.9 million and mortgage loans of $2.45 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $4.8 million outstanding FHLB advances as of September 30, 2024 and $4.4 million in outstanding FHLBNY advances as of December 31, 2023. The current FHLBNY advances are through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. There was no interest expense on FHLBNY advances for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, interest expense on FHLBNY advances was $1.0 million and $5.4 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by nonaffiliated banks with which a correspondent banking relationship exists. At September 30, 2024, and December 31, 2023 there were no outstanding balances related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. There was no interest expense on other borrowings for the three months ended September 30, 2024, and $2.6 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, and 2023, interest expense on other borrowings was $2.7 million and $4.9 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended September 30, 2024 and September 30, 2023, we had 137 and 13,323 anti-dilutive shares, respectively. For the nine months ended September 30, 2024 and September 30, 2023, we had 200 and 49,008 anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$27,942	$22,308	$81,944	$65,284
Dividends paid on preferred stock	—	—	—	—
Income attributable to common stock	$27,942	$22,308	81,944	65,284
Weighted average common shares outstanding, basic	30,646	30,481	30,558	30,601
Basic earnings per common share	$0.91	$0.73	$2.68	$2.13

Income attributable to common stock	$27,942	$22,308	81,944	65,284
Weighted average common shares outstanding, basic	30,646	30,481	30,558	30,601
Incremental shares from assumed conversion of options and RSUs	265	109	310	137
Weighted average common shares outstanding, diluted	30,911	30,590	30,868	30,738
Diluted earnings per common share	$0.90	$0.73	$2.65	$2.12

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
Long Term Incentive Plans

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of September 30, 2024 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2024	342,260	$13.17	2.6	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(184,760)	12.86	—
Outstanding, September 30, 2024	157,500	13.53	2.2	years	$2,809
Vested and Exercisable, September 30, 2024	157,500	$13.53	2.2	years	$2,809

The range of exercise prices is $11.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three and nine months ended September 30, 2024 or for the three and nine months ended September 30, 2023 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of September 30, 2024 and December 31, 2023 was $2.8 million and $4.7 million, respectively. No cash was received for options exercised in the three and nine months ended September 30, 2024 or for the three and nine months ended September 30, 2023.

The Company repurchased 104,009 shares and 30,937 shares for options exercised in the nine months ended September 30, 2024 and September 30, 2023, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 866,438 shares were available for issuance as of September 30, 2024.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the nine months ended September 30, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	291,762	$19.48
Awarded	189,276	23.50
Forfeited/Expired	(431)	23.20
Vested	(178,755)	18.07
Unvested, September 30, 2024	301,852	$22.83

A summary of the status of the Company’s performance-based vesting RSUs for the nine months ended September 30, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	125,963	$19.68
Awarded	140,157	22.45
Forfeited/Expired	—	—
Vested	(23,880)	14.97
Unvested, September 30, 2024	242,240	$21.75

During the nine months ended September 30, 2024, the Company granted 36,737 and 29,654 performance-based RSUs at a fair value of $23.20 and $23.18 per share, respectively, which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2024 to December 31, 2026. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 99,587 shares, respectively.

During the nine months ended September 30, 2024, the Company granted 69,343 market-based RSUs at a fair value of $22.21 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from March 1, 2024 to February 28, 2027. The minimum and maximum awards that are achievable are 0 and 104,015 shares, respectively.

During the nine months ended September 30, 2024, the Company granted 4,423 shares at a fair value of $14.97 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target. Compensation expense attributable to the vesting of these shares was $66 thousand.

As of September 30, 2024, the Company reserved 363,360 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 62,346 shares and 52,715 shares for RSUs vested in the nine months ended September 30, 2024 and 2023, respectively.

Of the 544,092 unvested RSUs and PSUs on September 30, 2024, the minimum units that will vest, solely due to a service test, are 301,852. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 665,212.

Compensation expense attributable to RSUs and PSUs was $1.2 million and $3.6 million for the three and nine months ended September 30, 2024, and $1.1 million and $3.1 million for the three and nine months ended September 30, 2023. The company recorded an expense of $0.1 million and $0.4 million attributable to RSUs granted to directors for the three and nine months ended September 30, 2024 and $0.1 million and $0.3 million for the three and nine September 30, 2023. As of September 30, 2024, there was $14.7 million of total unrecognized compensation cost related to the non-vested RSUs and PSUs granted. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.4 years.

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

Number of Shares
Shares available for purchase at December 31, 2023	424,848
Purchases during the three months ended:
March 31, 2024	(10,175)
June 30, 2024	(7,525)
September 30, 2024	(5,784)
Year-to-date purchases	(23,484)
Remaining shares available for purchase at September 30, 2024	401,364

The expense related to the discount on purchased shares for the three months ended September 30, 2024 and September 30, 2023 was $27 thousand and $20 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the nine months ended September 30, 2024 and September 30, 2023 was $95 thousand and $97 thousand, respectively.

Notes to Consolidated Financial Statements (unaudited)
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
Derivatives
Derivatives represent interest rate option contracts and interest rate swaps and estimated fair values are based on valuation models using observable market data as of the measurement date.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$620,375	$—	$620,375
Non-GSE certificates & CMOs	—	218,480	—	218,480
ABS	—	666,893	—	666,893
Corporate	—	107,287	—	107,287
Other	201	3,809	—	4,010
PACE assessments:
Residential PACE assessments	—	—	149,500	149,500
Other assets - Cash flow hedges	—	2,394	—	2,394

Total assets carried at fair value	$201	$1,619,238	$149,500	$1,768,939

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$480,615	$—	$480,615
Non-GSE certificates & CMOs	—	196,860	—	196,860
ABS	—	627,635	—	627,635
Corporate	—	120,741	—	120,741
Other	199	3,689	—	3,888
PACE assessments:
Residential PACE assessments	—	—	53,303	53,303

Total assets carried at fair value	$199	$1,429,540	$53,303	$1,483,042

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2024 and September 30, 2023:

	Residential PACE Assessments
	September 30, 2024	September 30, 2023
(In thousands)
Balance of recurring Level 3 assets at January 1	$53,303	$—
Amortization included in interest income	(81)	26
Change in unrealized holding gains/losses included in other comprehensive income	6,788	(424)
Purchases	101,137	39,335
Sales	(6,284)	—
Principal paydowns	(5,363)	(411)

Balance of recurring Level 3 assets at September 30	$149,500	$38,526

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$149,500	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (18.8%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$53,303	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (16.3%)

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

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,498	$—	$—	$1,498	$1,498
At December 31, 2023, there were no individually analyzed collateral-dependent loans carried at fair value.

Notes to Consolidated Financial Statements (unaudited)
Financial Instruments Not Measured at Fair Value
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value. For a description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value, refer to Note 14, Fair Value of Financial Instruments, included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	September 30, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$149,207	$149,207	$—	$—	$149,207
Held-to-maturity securities	1,612,376	—	554,372	961,170	1,515,542
Loans held for sale	38,623	—	—	38,623	38,623
Loans receivable, net	4,486,437	—	—	4,314,435	4,314,435
Resell agreements	74,883	—	—	74,883	74,883
Accrued interest receivable	54,268	185	14,016	40,067	54,268

Financial liabilities:
Deposits payable on demand	$7,275,590	$—	$7,275,590	$—	$7,275,590
Time deposits and brokered CDs	318,974	—	320,236	—	320,236
FHLBNY advances	4,754	—	4,652	—	4,652
Subordinated debt, net	63,682	—	53,971	—	53,971
Accrued interest payable	4,033	—	4,033	—	4,033

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$90,570	$90,570	$—	$—	$90,570
Held-to-maturity securities	1,696,834	—	575,418	974,091	1,549,509
Loans held for sale	1,817	—		1,817	1,817
Loans receivable, net	4,345,628	—	—	4,029,142	4,029,142
Resell agreements	50,000	—	—	50,000	50,000
Accrued interest receivable	55,484	43	12,645	42,796	55,484

Financial liabilities:
Deposits payable on demand	$6,582,321	$—	$6,582,321	$—	$6,582,321
Time deposits and brokered CDs	429,667	—	428,116	—	428,116
FHLBNY advances	4,381	—	4,381	—	4,381
Other borrowings	230,000	—	229,711	—	229,711
Subordinated debt, net	70,546	—	56,790	—	56,790
Accrued interest payable	12,270	—	12,270	—	12,270

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	September 30, 2024	December 31, 2023
(In thousands)
Commitments to extend credit	$461,902	$514,206
Standby letters of credit	30,281	31,678
Total	$492,183	$545,884

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $3.3 million as of September 30, 2024, compared to an allowance of $4.2 million as of December 31, 2023. The recovery of credit losses related to off balance sheet credit commitments was $3.0 million and $0.9 million for the three and nine months ended September 30, 2024, and the provision for credit losses related to off balance sheet commitments was $1.3 million and $0.4 million for the three and nine months ended September 30, 2023.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until January 2025. As of September 30, 2024, the Company had purchased $812.4 million of these obligations and had an estimated remaining commitment of $60.9 million. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolio. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial. A commercial PACE transaction was closed in the third quarter that still has periodic funding over the next year.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. As part of the Company's ongoing investments in Variable Interest Entities projects, we also have commitments to provide financing, which are included in Note 13.

Notes to Consolidated Financial Statements (unaudited)
11.     LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of September 30, 2024. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands)
Operating lease cost	$1,847	$1,814	$5,513	$5,386
Cash paid for amounts included in the measurement of operating leases liability	2,687	2,823	9,554	8,452
Note: Sublease income and variable income or expense considered immaterial

The weighted average remaining lease term on operating leases at September 30, 2024 and September 30, 2023 was 2.4 years and 3.2 years, respectively.

The weighted average discount rate used for the operating lease liability was 3.14% and 3.26% at September 30, 2024 and September 30, 2023, respectively.

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of September 30, 2024:

(In thousands)	As of September 30, 2024
2024	$2,707
2025	10,797
2026	8,881
2027	747
2028	—
Thereafter	—
Total undiscounted operating lease payments	23,132
Less: present value adjustment	840
Total Operating leases liability	$22,292

Notes to Consolidated Financial Statements (unaudited)
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

The Company performed its annual test based upon market data as of June 30, 2024 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2024. During the three and nine months ended September 30, 2024, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At September 30, 2024 and December 31, 2023, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $7.4 million and $6.9 million as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the carrying amount of the core deposit intangible was $1.7 million and $2.2 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.2 million and $0.2 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2024	$182
2025	574
2026	419
2027	265
2028	111
Thereafter	118
Total	$1,669

Notes to Consolidated Financial Statements (unaudited)
13.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of September 30, 2024, the Company's maximum exposure to loss is $58.2 million.

	September 30, 2024	December 31, 2023
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$7,764	$9,024
Loan commitments	50,416	52,222
Funded portion of loan commitments	50,416	52,222
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In thousands)
Tax credits and other tax benefits recognized	$858	$790	$2,576	$2,390

Notes to Consolidated Financial Statements (unaudited)
14. DERIVATIVES AND HEDGING ACTIVITIES
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

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of September 30, 2024, the Company had one interest rate swap with a notional value of $100.0 million and one interest rate option contract with a floor with a notional value of $80.0 million, both hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

The tables below present the fair value of the Company’s derivative assets as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
(In thousands)	Notional Amount	Fair Value Assets	Notional Amount	Fair Value Assets
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$180,000	$2,394	$—	$—

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

	Three months ended		Three months ended
	September 30, 2024		September 30, 2023
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Loss reclassified from accumulated OCI into income	$(138)	$—	$—	$—

	Nine months ended		Nine months ended
	September 30, 2024		September 30, 2023
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Loss reclassified from accumulated OCI into income	$(171)	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)
Cash Flow Hedges

Cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $1.2 million will be reclassified as a reduction in interest income.

The Company did not terminate any derivatives during the three and nine months ended September 30, 2024. There were no derivatives during the three and nine months ended September 30, 2023.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Gain recognized in other comprehensive income (loss)	$1,524	$—	$1,480	$—
Loss reclassified from other comprehensive income into interest income	(138)	—	(171)	—

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

The following is a discussion of our consolidated financial condition as of September 30, 2024, as compared to December 31, 2023, and our results of operations for the three and nine month periods ended September 30, 2024 and September 30, 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), filed with the Securities and Exchange Commission on March 7, 2024. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 40% of our equity as of September 30, 2024. As of September 30, 2024, our total assets were $8.41 billion, our total loans, net of allowance for credit losses were $4.49 billion, our total deposits were $7.59 billion, and our stockholders' equity was $698.3 million. As of September 30, 2024, our trust business held $35.43 billion in assets under custody and $14.55 billion in assets under management.
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

Allowance for credit losses on loans

Methods and Assumptions Underlying the Estimate

On January 1, 2023, we adopted the CECL Standard, which requires that loans held for investment be accounted for under the current expected credit losses model. The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed, expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

For segments that rely on a peer group to develop baseline loss rates, statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of a peer group of banks. These models are then utilized to forecast future expected credit losses based on expected future behavior of the same macro-economic variables. Adjustments to the quantitative results are made using qualitative factors. These factors include: (1) borrowers' financial condition; (2) borrowers' ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions.

For loans that do not share risk characteristics, the Company evaluates these loans on an individual basis based on various factors. Factors that may be considered are borrowers delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrowers' circumstances or cash collections, borrowers' industry, or other facts and circumstances of the loan or collateral. The expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For collateral dependent loans, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, less estimated costs to sell.

Uncertainties Regarding the Estimate

Estimating the timing and amounts of future losses is subject to significant management judgment as these projected cash flows rely upon the estimates discussed within the Allowance for Credit Losses policy and factors that are reflective of current or future expected conditions. These estimates depend on the duration of current overall economic conditions, industry, borrowers, or portfolio specific conditions. Volatility in certain credit metrics and differences between expected and actual outcomes are to be expected.

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

We may experience significant credit losses if borrowers' experience financial difficulties, which could have a material adverse effect on our operating results.

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
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect an impact of this standard on the consolidated financial statements and related disclosures.

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

Results of Operations

General

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of interest expense for deposits and borrowings. Our results of operations are also dependent on non-interest income, consisting primarily of income from Trust Department fees, service charges on deposit accounts, net gains on sales of investment securities and income from bank-owned life insurance (“BOLI”). Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and depreciation expenses, professional fees, data processing fees and other miscellaneous operating costs.

Net income for the third quarter of 2024 was $27.9 million, or $0.90 per diluted share, compared to $22.3 million, or $0.73 per diluted share, for the third quarter of 2023. The $5.6 million increase was primarily due to a $6.5 million increase in interest income on securities, a $4.5 million increase in interest income on loans, a $2.2 million increase in non-interest income, and a $0.6 million increase in interest on interest-bearing deposits in banks, offset by a $3.2 million increase in interest expense primarily related to a $6.9 million increase in deposits offset by a $3.7 million decrease in borrowed funds, an increase in non-interest expense of $3.6 million, and a $1.4 million increase in income tax expense.

Net income for the nine months ended September 30, 2024 was $81.9 million, or $2.65 per diluted share, compared to $65.3 million, or $2.12 per diluted share, for the same period in 2023. The $16.6 million increase was primarily due to a $17.7 increase in interest income on loans, a $14.8 million increase in interest income on securities, a $8.5 million increase in non-interest income primarily due to an increase in service charges on deposit accounts, a $4.3 million decrease in the provision for credit losses, and a $4.2 million increase in interest income from interest-bearing deposits in banks, offset by a $21.3 million increase in interest expense, $6.4 million increase in income tax expense, and a $5.1 million increase in non-interest expense.

Net Interest Income

Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, subordinated debt, Federal Home Loan Bank of New York ("FHLBNY") advances, federal funds purchased and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans, investments, and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.

Changes in the market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

Three Months Ended September 30, 2024 and 2023

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$182,981	$2,274	4.94%	$170,830	$1,687	3.92%
Securities(1)	3,388,580	44,678	5.25%	3,208,334	39,971	4.94%
Resell Agreements	104,933	1,754	6.65%	—	—	0.00%
Total loans, net (2)	4,493,520	54,110	4.79%	4,314,767	49,578	4.56%
Total interest-earning assets	8,170,014	102,816	5.01%	7,693,931	91,236	4.70%
Non-interest-earning assets:
Cash and due from banks	6,144			6,129
Other assets	217,332			204,506
Total assets	$8,393,490			$7,904,566

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,506,499	$26,168	2.97%	$3,446,027	$17,157	1.98%
Time deposits	223,337	2,148	3.83%	176,171	1,122	2.53%
Brokered CDs	131,103	1,789	5.43%	371,329	4,879	5.21%
Total interest-bearing deposits	3,860,939	30,105	3.10%	3,993,527	23,158	2.30%
Borrowings	71,948	604	3.34%	376,585	4,350	4.58%
Total interest-bearing liabilities	3,932,887	30,709	3.11%	4,370,112	27,508	2.50%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,721,398			2,920,737
Other liabilities	70,804			74,964
Total liabilities	7,725,089			7,365,813
Stockholders' equity	668,401			538,753
Total liabilities and stockholders' equity	$8,393,490			$7,904,566

Net interest income / interest rate spread		$72,107	1.90%		$63,728	2.20%
Net interest-earning assets / net interest margin	$4,237,127		3.51%	$3,323,819		3.29%

Total deposits / total cost of deposits	$7,582,337		1.58%	$6,914,264		1.33%
Total funding / total cost of funds	$7,654,285		1.60%	$7,290,849		1.50%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 3Q2024 and 3Q2023 of $0 and $0 thousand, respectively.

Net interest income was $72.1 million for the third quarter of 2024, compared to $63.7 million for the third quarter of 2023. The $8.4 million increase, or 13.2% increase from the third quarter of 2023 was primarily attributable to higher yields on and average balances in interest-earning assets coupled with lower average balances in interest-bearing liabilities and higher average balances in demand and transaction deposits, partially offset by higher costs.

Net interest spread was 1.90% for the three months ended September 30, 2024, compared to 2.20% for the same period in 2023, a decrease of 30 basis points. Our net interest margin was 3.51% for the third quarter of 2024, an increase of 22 basis points from 3.29% in the third quarter of 2023. This was largely due to increases in yields and average balances on interest-bearing assets, offset by increases in cost of funds on interest-bearing liabilities.

The yield on average earning assets was 5.01% for the three months ended September 30, 2024, compared to 4.70% for the same period in 2023, an increase of 31 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 3.11% for the three months ended September 30, 2024, an increase of 61 basis points from the same period in 2023, which was primarily due to the rising rate environment that led to an increase in interest expense paid for deposits, particularly in savings, NOW, money market deposits and time deposits. Non-interest-bearing deposits represented 49.1% of average deposits for the three months ended September 30, 2024, compared to 42.2% for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$200,627	$7,556	5.03%	$125,560	$3,360	3.58%
Securities(1)	3,289,635	128,679	5.23%	3,276,065	118,557	4.84%
Resell agreements	102,197	5,122	6.69%	8,003	432	7.22%
Total loans, net (2)	4,431,801	157,355	4.74%	4,216,391	139,744	4.43%
Total interest-earning assets	8,024,260	298,712	4.97%	7,626,019	262,093	4.60%
Non-interest-earning assets:
Cash and due from banks	5,862			5,067
Other assets	219,096			210,112
Total assets	$8,249,218			$7,841,198

Interest-bearing liabilities:
Savings, NOW and money market deposits	3,608,927	$73,033	2.70%	3,248,278	$40,010	1.65%
Time deposits	207,374	5,622	3.62%	161,756	2,030	1.68%
Brokered CDs	159,041	6,224	5.23%	383,521	13,769	4.80%
Total interest-bearing deposits	3,975,342	84,879	2.85%	3,793,555	55,809	1.97%
Borrowings	154,564	4,497	3.89%	365,262	12,292	4.50%
Total interest-bearing liabilities	4,129,906	89,376	2.89%	4,158,817	68,101	2.19%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,417,970			3,086,482
Other liabilities	70,476			72,821
Total liabilities	7,618,352			7,318,120
Stockholders' equity	630,866			523,078
Total liabilities and stockholders' equity	$8,249,218			$7,841,198

Net interest income / interest rate spread		$209,336	2.08%		$193,992	2.41%
Net interest-earning assets / net interest margin	$3,894,354		3.48%	$3,467,202		3.40%

Total deposits / total cost of deposits	$7,393,312		1.53%	$6,880,037		1.08%
Total funding / total cost of funds	$7,547,876		1.58%	$7,245,299		1.26%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty interest income in September YTD 2024 and September YTD 2023 of $18 and $0 thousand, respectively.

Net interest income was $209.3 million for the nine months ended September 30, 2024, compared to $194.0 million for the same period in 2023. The year-over-year increase of $15.3 million, or 7.9%, was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs.

Our net interest spread was 2.08% for the nine months ended September 30, 2024, compared to 2.41% for the same period in 2023, a decrease of 33 basis points. Our net interest margin was 3.48% for the nine months ended September 30, 2024, an increase of 8 basis points from 3.40% in the same period of 2023. This was largely due to increases in yields on interest-bearing assets, offset by increases in cost of funds on interest-bearing liabilities.

The yield on average earning assets was 4.97% for the nine months ended September 30, 2024, compared to 4.60% for the same period in 2023, an increase of 37 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.89% for the nine months ended September 30, 2024, an increase of 70 basis points from the same period in 2023, which was primarily due to the rising rate environment that led to an increase in interest expense paid for deposits. Non-interest-bearing deposits represented 46.2% of average deposits for the nine months ended September 30, 2024, compared to 44.9% for the same period in 2023.

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

	Three Months Ended September 30, 2024 over September 30, 2023			Nine Months Ended September 30, 2024 over September 30, 2023
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$143	$444	$587	$2,370	$1,826	$4,196
Securities	2,231	2,476	4,707	530	9,592	10,122
Resell agreements	877	877	1,754	5,065	(375)	4,690
Total loans, net	2,053	2,479	4,532	7,508	10,103	17,611
Total interest income	5,304	6,276	11,580	15.473	21.146	36.619

Interest-bearing liabilities:
Savings, NOW and money market deposits	444	8,567	9,011	6,751	26,272	33,023
Time deposits	393	633	1,026	1,045	2,547	3,592
Brokered CDs	(3,164)	74	(3,090)	(8,097)	552	(7,545)
Total deposits	(2,327)	9,274	6,947	(301)	29,371	29,070
Borrowings	(2,613)	(1,133)	(3,746)	(2,292)	(5,503)	(7,795)
Total interest expense	(4,940)	8,141	3,201	(2.593)	23.868	21.275

Change in net interest income	$10,244	$(1,865)	$8,379	$18,066	$(2,722)	$15,344
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

Three Months Ended September 30, 2024 and 2023

Provision for credit losses totaled an expense of $1.8 million for the third quarter of 2024 compared to an expense of $2.0 million for the same period in 2023. The provision for credit losses on loans totaled an expense of $4.9 million, the provision for credit losses on securities was a recovery of $18 thousand, and the provision for credit losses on off-balance sheet credit exposures was a recovery of $3.0 million. Overall, the provision expense on loans was primarily driven by charge-offs on our consumer solar and small business portfolios and updates to CECL model assumptions, offset by decreases in reserves for unfunded commitments. During the third quarter of 2024, the consumer solar loss rate assumption was refreshed given the level of continued losses, which increased the segment coverage ratio and resulted in higher required reserves.

Nine Months Ended September 30, 2024 and 2023

Our provision for credit losses totaled an expense of $6.6 million for the nine months ended September 30, 2024 compared to an expense of $10.9 million for the same period in 2023. The provision for credit losses on loans totaled $7.6 million, the provision for credit losses on securities was a recovery of $31 thousand, and the provision for credit losses on off-balance sheet credit exposures was a recovery of $0.9 million. Overall, the provision expense on loans was primarily driven by increases in charge-offs on our consumer solar and small business portfolios, an increase in reserve for multifamily loans to reflect the current market repricing conditions, and updates to CECL model assumptions, offset by improvements in macro-economic forecasts used in the CECL model, and decreases in reserves for unfunded commitments. During the third quarter of 2024, the consumer solar loss rate assumption was refreshed given the level of continued losses, which increased the segment coverage ratio and resulted in higher required reserves.
For a further discussion of the allowance, see “Allowance for Credit Losses” below.
Non-Interest Income
Our non-interest income includes Trust Department fees, which consist of fees received in connection with investment advisory and custodial management services of investment accounts, service fees charged on deposit accounts, income on BOLI, gain or loss on sales of securities, gain or loss on sales of loans, changes in fair value on loans held-for-sale, income or losses from equity method investments, and other income.
The following table presents our non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Trust Department fees	$3,704	$3,678	$11,215	$11,613
Service charges on deposit accounts	12,091	2,731	26,841	7,897
Bank-owned life insurance income	613	727	1,837	2,054
Losses on sale of securities	(3,230)	(1,699)	(8,695)	(5,052)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	(4,223)	26	(4,107)	30
Equity method investments income (loss)	(823)	550	(301)	1,261
Other income	807	767	1,636	2,127
Total non-interest income	$8,939	$6,780	$28,426	$19,930
Three Months Ended September 30, 2024 and 2023

Non-interest income was $8.9 million for the third quarter of 2024, compared to $6.8 million for the third quarter in 2023. The increase of $2.2 million in the third quarter of 2024 compared to the corresponding quarter in 2023 was primarily due to a $9.4 million increase in service charges on deposit accounts primarily due to increases in ICS One-Way Sell income, partially offset by a $4.2 million increase in losses on sale of loans and changes in fair value on loans held-for-sale and a $1.5 million increase in losses on sale of securities, and a decrease in income from equity investments of $1.4 million. Our Trust Department fees were $3.7 million in the third quarter of 2024, and $3.7 million in the same period in 2023.

Nine Months Ended September 30, 2024 and 2023

Non-interest income was $28.4 million for the nine months ended September 30, 2024, compared to $19.9 million for the nine months ended September 30, 2023. The increase of $8.5 million was primarily due to $18.9 million in increased service charges on deposit accounts primarily due to increases in ICS One-Way Sell income, partially offset by a $4.1 million increase in losses on sale of loans and changes in fair value on loans held-for-sale and a $3.6 million increase in losses on sale of securities, a $1.6 million decrease in income from equity investments, a decrease in other income of $0.5 million, a $0.4 million decrease in Trust Department fees, and a decrease in income from Bank-owned life insurance of $0.2 million. Our Trust Department fees were $11.2 million for the nine months of 2024, compared to $11.6 million in the same period in 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Compensation and employee benefits	$23,757	$21,345	$69,075	$64,525
Occupancy and depreciation	3,423	3,349	9,705	10,184
Professional fees	2,575	2,222	7,284	7,211
Data processing	5,087	4,545	14,503	13,176
Office maintenance and depreciation	651	685	1,894	2,130
Amortization of intangible assets	183	222	548	666
Advertising and promotion	1,023	816	3,417	3,431
Federal deposit insurance premiums	900	1,200	3,000	3,018
Other expense	3,365	2,955	9,203	9,154
Total non-interest expense	$40,964	$37,339	$118,629	$113,495

Three Months Ended September 30, 2024 and 2023
Non-interest expense for the third quarter of 2024 was $41.0 million, an increase of $3.6 million from $37.3 million for the third quarter of 2023. The increase was driven by a $2.4 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount and corporate incentive payments, and a $0.5 million increase in data processing, a $0.4 million increase in other expenses, a $0.4 million increase in professional fees and a $0.2 million increase in advertising and promotion expense. This was partially offset by a $0.3 million decrease in federal deposit insurance premiums expense.
Nine Months Ended September 30, 2024 and 2023
Non-interest expense for the nine months ended September 30, 2024 was $118.6 million, an increase of $5.1 million from $113.5 million for nine months ended September 30, 2023. The increase was driven by a $4.6 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount, corporate incentive payments, and temporary personnel costs, and a $1.3 million increase in data processing expense. This was partially offset by a $0.5 million decrease in occupancy and depreciation expense due to a gain from settlement of a lease termination, a $0.2 million decrease in office maintenance and depreciation expense, and a $0.1 million increase in professional fees.
Income Taxes

Three Months Ended September 30, 2024 and 2023

We had a provision for income tax expense of $10.3 million for the third quarter of 2024, compared to $8.8 million for the third quarter of 2023. Our effective tax rate for the third quarter of 2024 was 26.9% compared to 28.4% for the third quarter of 2023.

Nine Months Ended September 30, 2024 and 2023

We had a provision for income tax expense of $30.6 million for the nine months ended September 30, 2024, compared to $24.2 million for same period in 2023. Our effective tax rate for the nine months ended September 30, 2024 was 27.2%, compared to 27.1% for the same period in 2023.

Financial Condition

Balance Sheet

Our total assets were $8.41 billion at September 30, 2024, compared to $7.97 billion at December 31, 2023. Notable changes within individual balance sheet line items include a $582.6 million increase in deposits, a $199.0 million increase in securities, a $58.6 million increase in cash, a $24.9 million increase in resell agreements, a $140.8 million increase in loans receivable, net, and a $236.5 million decrease in borrowings.
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

We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. We invest in non-GSE securities, including property assessed clean energy ("PACE") assessments, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at September 30, 2024 or at December 31, 2023. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At September 30, 2024 and December 31, 2023, we had available for sale securities of $1.77 billion and $1.48 billion, respectively.
At September 30, 2024, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.61 billion at September 30, 2024, and $1.70 billion at December 31, 2023.
During the nine months ended September 30, 2024 we purchased a total of $793.4 million securities consisting of both available for sale and held-to-maturity and sold available for sale securities resulting in proceeds of $271.0 million and a net realized loss of $8.7 million. During the nine months ended September 30, 2023 we purchased a total of $280.6 million securities consisting of both available for sale and held-to-maturity and sold available for sale securities resulting in proceeds of $250.0 million and a net realized loss of $5.1 million.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $17.8 million at September 30, 2024 and $22.5 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at September 30, 2024 was $0.7 million compared to $0.7 million at December 31, 2023. The provision for credit losses for held-to-maturity securities was a recovery of $18.0 thousand and $31.0 thousand for the three and nine months ended September 30, 2024, compared to an expense of $18 thousand and $83 thousand for the three and nine months ended September 30, 2023, respectively.
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
Changes in the allowance for credit losses are recorded as credit loss expense (or recovery). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on available-for-sale debt securities totaled $14.0 million at September 30, 2024 and $12.6 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	September 30, 2024		December 31, 2023
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$620,375	18.4%	$480,615	15.1%
Non-GSE certificates & CMOs	218,480	6.5%	196,860	6.2%
ABS	666,893	19.7%	627,635	19.7%
Corporate	107,287	3.2%	120,741	3.8%
Other	4,010	0.1%	3,888	0.1%

PACE assessments:
Residential PACE assessments	149,500	4.4%	53,303	1.7%

Total available for sale	1,766,545	52.3%	1,483,042	46.6%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$189,766	5.6%	$194,329	6.1%
Non-GSE certificates & CMOs	75,078	2.2%	79,406	2.5%
ABS	253,036	7.5%	279,916	8.8%
Municipal	65,959	2.0%	66,635	2.1%

PACE assessments:
Commercial PACE assessments	256,128	7.6%	258,306	8.1%
Residential PACE assessments	773,101	22.8%	818,963	25.8%

Total held-to-maturity	1,613,068	47.7%	1,697,555	53.4%

Total securities	$3,379,613	100.0%	$3,180,597	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of September 30, 2024
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$14,622	5.2%	$28,332	4.1%	$26,691	4.2%	$572,620	4.4%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	230,968	3.9%
ABS	—	—%	32,815	5.9%	211,570	6.4%	433,692	5.7%
Corporate	—	—%	42,497	4.3%	78,004	3.7%	—	—%
Other	—	—%	4,197	5.4%	—	—%	—	—%

PACE assessments:
Residential PACE assessments	—	—%	—	—%	—	—%	142,272	7.6%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,727	3.1%	22,136	3.0%	152,903	2.9%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	75,078	2.5%
ABS	—	—%	—	—%	148,907	6.3%	104,129	4.1%
Municipal	—	—%	9,452	3.7%	3,530	2.2%	52,977	2.8%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	—	—%	256,128	5.3%
Residential PACE assessments	—	—%	—	—%	—	—%	773,101	5.2%

Total securities	$14,622	5.2%	$132,020	4.5%	$490,838	5.7%	$2,793,868	4.9%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of September 30, 2024:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
CLO Commercial & Industrial	$539,455	59%	3.0	100%	98%	2%	0%	0%	0%	100%
Consumer	205,420	22%	4.9	0%	37%	36%	27%	0%	0%	100%
Mortgage	99,884	11%	1.9	100%	100%	0%	0%	0%	0%	100%
Student	75,170	8%	4.2	76%	73%	27%	0%	0%	0%	100%
Total Securities:	$919,929	100%	3.4	76%	83%	11%	6%	0%	0%	100%

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

Loans
Lending related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.49 billion as of September 30, 2024 compared to $4.35 billion as of December 31, 2023. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential 1-4 family (1st lien) mortgages. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024		December 31, 2023
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,058,376	23.3%	$1,010,998	22.9%
Multifamily mortgages	1,291,380	28.4%	1,148,120	26.1%
Commercial real estate mortgages	415,077	9.1%	353,432	8.0%
Construction and land development mortgages	22,224	0.5%	23,626	0.5%
Total commercial portfolio	2,787,057	61.3%	2,536,176	57.5%

Retail portfolio:
Residential real estate lending	1,350,347	29.7%	1,425,596	32.3%
Consumer solar	374,499	8.2%	408,260	9.3%
Consumer and other	36,000	0.8%	41,287	0.9%
Total retail portfolio	1,760,846	38.7%	1,875,143	42.5%
Total loans	4,547,903	100.0%	4,411,319	100.0%

Allowance for credit losses	(61,466)		(65,691)
Total loans, net	$4,486,437		$4,345,628

Commercial loan portfolio
Our commercial loan portfolio comprised 61.3% of our total loan portfolio at September 30, 2024 and 57.5% of our total loan portfolio at December 31, 2023. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at September 30, 2024 by exposure was $4.0 million with a median size of $0.7 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.06 billion at September 30, 2024, which comprised 23.3% of our total loan portfolio. During the nine months ended September 30, 2024, the C&I loan portfolio increased by 4.7% from $1.01 billion at December 31, 2023.

Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 67% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 53%.
Our multifamily loans totaled $1.29 billion at September 30, 2024, which comprised 28.4% of our total loan portfolio. During the nine months ended September 30, 2024, the multifamily loan portfolio increased by 12.5% from $1.15 billion at December 31, 2023.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans totaled $415.1 million at September 30, 2024, which comprised 9.1% of our total loan portfolio. During the nine months ended September 30, 2024, the CRE loan portfolio increased by 17.4% from $353.4 million at December 31, 2023.

Retail loan portfolio
Our retail loan portfolio comprised 38.7% of our total loan portfolio at September 30, 2024 and 42.5% of our loan portfolio at December 31, 2023. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. As of September 30, 2024, approximately 80% of our residential 1-4 family mortgage loans were either originated by our loan officers or were acquired in our acquisition of New Resource Bank, and 20% were purchased or acquired. Our residential real estate lending loans totaled $1.35 billion at September 30, 2024, which comprised 76.7% of our retail loan portfolio and 29.7% of our total loan portfolio. As of September 30, 2024, our residential real estate lending loans decreased by 5.3% from $1.43 billion at December 31, 2023.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar loans totaled $374.5 million at September 30, 2024, which comprised 8.2% of our total loan portfolio, compared to $408.3 million, or 9.3% of our total loan portfolio, at December 31, 2023.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $36.0 million at September 30, 2024, which comprised 0.8% of our total loan portfolio, compared to $41.3 million, or 0.9% of our total loan portfolio, at December 31, 2023.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at September 30, 2024:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$240,432	$380,510	$285,116	$152,318	$1,058,376
Multifamily	198,430	738,098	352,459	2,393	1,291,380
Commercial real estate	101,144	255,742	51,694	6,497	415,077
Construction and land development	20,673	1,551	—	—	22,224

Retail Portfolio:
Residential real estate lending	317	5,294	132,445	1,212,291	1,350,347
Consumer solar	—	2,309	62,589	309,601	374,499
Consumer and other	765	2,033	24,442	8,760	36,000
Total Loans	$561,761	$1,385,537	$908,745	$1,691,860	$4,547,903
The following table presents our loans held for investment with maturity due after September 30, 2025:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$518,095	$299,849	$817,944
Multifamily	1,060,015	32,935	1,092,950
Commercial real estate	308,193	5,740	313,933
Construction and land development	1,551	—	1,551

Retail Portfolio:
Residential real estate lending	780,703	569,327	1,350,030
Consumer solar	374,499	—	374,499
Consumer and other	35,096	139	35,235
Total Loans	$3,078,152	$907,990	$3,986,142

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to refer to Note 1 to the Consolidated Financial Statements in Item 1 of this Form 10-Q.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Balance at beginning of period	$63,444	$67,431	$65,691	$45,031
Adoption of ASU No. 2016-13	—	—	—	21,229
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(5,435)	—	(6,656)	(1,726)
Multifamily	—	(1,228)	—	(2,355)
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	(2)	(4)	(166)	(63)
Consumer solar	(1,601)	(1,949)	(6,011)	(5,580)
Consumer and other	(123)	(15)	(229)	(254)
Total loan charge-offs	(7,161)	(3,196)	(13,062)	(9,978)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	54	6	68	48
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	108	244	903	571
Consumer solar	101	—	272	842
Consumer and other	21	11	39	25
Total loan recoveries	284	261	1,282	1,486
Net charge-offs	(6,877)	(2,935)	(11,780)	(8,492)
Provision for credit losses	4,899	3,319	7,555	10,047
Balance at end of period	$61,466	$67,815	$61,466	$67,815
During the quarter, the allowance for credit losses on loans decreased $1.9 million to $61.5 million at September 30, 2024 from $63.4 million at June 30, 2024. The ratio of allowance to total loans was 1.35% at September 30, 2024 and 1.42% at June 30, 2024.
At September 30, 2024 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at June 30, 2024.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At September 30, 2024			At December 31, 2023
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$10,732	23.3%		$18,331	22.9%
Multifamily	4,787	28.4%		2,133	26.1%
Commercial real estate	1,657	9.1%		1,276	8.0%
Construction and land development	828	0.5%		24	0.5%
Total commercial portfolio	$18,004	61.3%		$21,764	57.5%

Retail Portfolio:
Residential real estate lending	$12,396	29.7%		13,273	32.3%
Consumer Solar	28,764	8.2%	33.1%	27,978	9.3%
Consumer and other	2,302	0.9%		2,676	0.9%
Total retail portfolio	$43,462	38.7%		$43,927	42.5%

Total allowance for credit losses on loans	$61,466			$65,691
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At September 30, 2024		At December 31, 2023
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.8%	$—	11.4%
Non-GSE certificates & CMOs	51	4.7%	54	4.7%
ABS	—	15.8%	—	16.5%
Municipal	—	4.1%	—	3.9%
Total traditional securities	$51	36.4%	$54	36.5%

PACE assessments:
Commercial PACE assessments	$255	15.9%	$258	15.2%
Residential PACE assessments	386	47.9%	409	48.3%
Total retail portfolio	$641	63.8%	$667	63.5%

Total allowance for credit losses on securities	$692		$721

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
The following table sets forth our nonperforming assets as of September 30, 2024 and December 31, 2023:

(In thousands)	September 30, 2024	December 31, 2023
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	989	989
Nonaccrual loans - Commercial	17,108	23,189
Nonaccrual loans - Retail	10,542	9,994
Nonaccrual securities	8	31
Total nonperforming assets	$28,647	$34,203

Nonaccrual loans:
Commercial and industrial	$1,849	$7,533
Multifamily	—	—
Commercial real estate	4,146	4,490
Construction and land development	11,113	11,166
Total commercial portfolio	17,108	23,189

Residential real estate lending	7,578	7,218
Consumer solar	2,848	2,673
Consumer and other	116	103
Total retail portfolio	10,542	9,994
Total nonaccrual loans	$27,650	$33,183

Nonperforming assets to total assets	0.34%	0.43%
Nonaccrual assets to total assets	0.34%	0.43%
Nonaccrual loans to total loans	0.61%	0.75%
Allowance for credit losses on loans to nonaccrual loans	222.30%	197.97%
Allowance for credit losses on loans to total loans	1.35%	1.49%
Annualized net charge-offs to average loans	0.61%	0.33%

Nonperforming assets totaled $28.6 million, or 0.34% of period-end total assets at September 30, 2024, an decrease of $5.6 million, compared with $34.2 million, or 0.43% of period-end total assets at December 31, 2023. The decrease in non-performing assets at September 30, 2024 compared to December 31, 2023 assets was primarily driven by a $6.1 million decrease in commercial and industrial nonaccrual loans offset by a $0.5 million increase in retail nonaccrual loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled 82.1 million, or 1.0% of total assets, at September 30, 2024, as follows: $71.7 million are commercial loans currently in workout that management expects will be rehabilitated; $5.4 million are residential real estate loans at 30-89 days delinquent, and $5.0 million are consumer loans at 30-89 days delinquent.
Resell Agreements
As of September 30, 2024, we have entered into $74.9 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted average interest rate of 6.34%. As of December 31, 2023, we have entered into $50.0 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.34%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $38.5 million at September 30, 2024 and $56.6 million at December 31, 2023. As of September 30, 2024, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.59 billion at September 30, 2024, compared to $7.01 billion at December 31, 2023. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, Insured Cash Sweep accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs ("political action committees"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of September 30, 2024 and December 31, 2023, we had approximately $1.96 billion and $1.19 billion, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS ("Insured Cash Sweep") network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. These off-balance sheet deposits totaled $1.18 billion at September 30, 2024 and $303.1 million at December 31, 2023. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three and nine months ended September 30, 2024, the Company recognized $8.1 million and $16.9 million in servicing fee income. During the three and nine months ended September 30, 2023, the Company recognized $0.8 thousand and $0.8 thousand in servicing fee income, respectively.
Total estimated uninsured deposits at September 30, 2024 and December 31, 2023 were $4.52 billion and $4.04 billion, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at September 30, 2024 are summarized as follows:

Maturities as of September 30, 2024
(In thousands)
Within three months	$22,269
After three but within six months	7,434
After six months but within twelve months	11,206
After twelve months	3,098
$44,007

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of September 30, 2024 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of September 30, 2024	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-15.0%	(229,556)	-0.9%	(2,698)
+200 basis points	-8.1%	(124,682)	1.4%	4,201
+100 basis points	-2.3%	(35,366)	1.9%	5,741
-100 basis points	-0.8%	(12,817)	-3.2%	(9,542)
-200 basis points	-6.2%	(95,596)	-6.9%	(20,708)
-300 basis points	-19.9%	(305,286)	-12.2%	(36,621)
-400 basis points	-42.8%	(655,133)	-18.4%	(55,053)
Liquidity
Liquidity refers to our ability to maintain cash flow that is adequate to fund our operations, support asset growth, maintain reserve requirements and meet present and future obligations of deposit withdrawals, lending obligations and other contractual obligations through either the sale or maturity of existing assets or by obtaining additional funding through liability management. Our liquidity risk management policy provides the framework that we use to maintain adequate liquidity and sources of available liquidity at levels that enable us to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. The Asset and Liability Management Committee is responsible for oversight of liquidity risk management activities in accordance with the provisions of our liquidity risk policy and applicable bank regulatory capital and liquidity laws and regulations. Our liquidity risk management process includes (i) ongoing analysis and monitoring of our funding requirements under various balance sheet and economic scenarios, (ii) review and monitoring of lenders, depositors, brokers and other liability holders to ensure appropriate diversification of funding sources and (iii) liquidity contingency planning to address liquidity needs in the event of unforeseen market disruption impacting a wide range of variables. We continuously monitor our liquidity position in order for our assets and liabilities to be managed in a manner that will meet our immediate and long-term funding requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our stockholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of our securities and loan portfolios and deposits. The complexity of liquidity management increases due to the varying levels of management control that can be exerted over different elements of the balance sheet. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control when we make investment decisions. Net deposit inflows and outflows, however, are far less predictable and are not subject to the same degree of certainty.
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
At September 30, 2024, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $149.2 million, or 1.8% of total assets, compared to $90.6 million, or 1.1% of total assets at December 31, 2023. The $58.6 million, or 64.7%, increase is due to normal business activity, paydowns of borrowings, and strategic investment securities purchases, offset by investments in resell agreements. Our available for sale securities at September 30, 2024 were $1.77 billion, or 21.0% of total assets, compared to $1.48 billion, or 18.6% of total assets at December 31, 2023. Investment securities with an aggregate fair value of $1.21 billion at September 30, 2024 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.45 billion and $2.35 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2024, we had $4.8 million advances from the FHLBNY and a remaining credit availability of $2.11 billion. In addition, we maintain borrowing capacity of approximately $981.9 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
We also had $63.7 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $4.42 billion of immediately available funds, in addition to unpledged securities with two-day availability of $423.0 million for total liquidity within two-days of $4.84 billion, which provided coverage for 107% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at September 30, 2024 was $698.3 million, compared to $585.4 million at December 31, 2023, an increase of $113.0 million. The increase was primarily driven by $81.9 million of net income and a $39.3 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $10.6 million in dividends paid at $0.36 per outstanding share, and $0.3 million of common stock repurchases.
We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Basel III rules impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). The capital conservation is equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
September 30, 2024
Consolidated:
Total capital to risk weighted assets	$858,224	16.25%	$422,276	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	729,819	13.82%	316,707	6.00%	N/A	N/A
Tier 1 capital to average assets	729,819	8.63%	338,329	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	729,819	13.82%	237,530	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$843,411	15.98%	$422,267	8.00%	$527,834	10.00%
Tier I capital to risk weighted assets	778,688	14.75%	316,701	6.00%	422,267	8.00%
Tier I capital to average assets	778,688	9.21%	338,320	4.00%	422,900	5.00%
Common equity tier 1 to risk weighted assets	778,688	14.75%	237,525	4.50%	343,092	6.50%

December 31, 2023
Consolidated:
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$752,828	14.93%	$403,266	8.00%	$504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of September 30, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of September 30, 2024:

September 30, 2024
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$4,754	$4,754	$—	$—	$—
Subordinated Debt	63,682	—	—	—	63,682
Operating Leases	23,132	2,707	20,425	—	—
Certificates of Deposit	318,974	93,362	191,301	25,187	9,124
	$410,542	$100,823	$211,726	$25,187	$72,806

Investment Obligations
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessments until the end of January 2025. These investments are to be held in the Company's available for sale and held-to-maturity investment portfolio. As of September 30, 2024, the Company had purchased $812.4 million of these obligations and had an estimated remaining commitment of $60.9 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. The Company anticipates these commitments will be funded by means of normal cash flows, a reduction in cash and cash equivalents, or by pay-downs and maturities of loans and other investments.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
Material changes in our market risk as of September 30, 2024 from that presented in the 2023 Annual Report are described in Part II, Item 1A of this Form 10-Q below. Our interest rate sensitivity position at September 30, 2024 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of September 30, 2024. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
The Company implemented new internal controls in response to entering into derivative transactions. There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended September 30, 2024 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
July 1 through July 31, 2024	11,553	$29.05	—	$19,549,731
August 1 through August 31, 2024	14,964	32.30	—	$19,549,731
September 1 through September 30, 2024	—	—	—	$19,549,731
Total	26,517	$30.88	—

(1) Includes 14,196 shares withheld by the Company for options exercises, 12,321 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 0 shares repurchased pursuant to the share repurchase program described in Note (2).

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock. The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, no common stock was purchased during the third quarter of 2024. The approximate dollar value that may yet to be purchased under the plans or programs is $19.5 million.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On July 30, 2024, Sean Searby, Executive Vice President, Chief Operations Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,000 shares of the Company’s common stock, net of shares to be withheld for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after October 30, 2024 and ending on the earlier of October 29, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On August 12, 2024, Jason Darby, Senior Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company’s common stock, net of shares to be withheld for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after November 11, 2024 and ending on the earlier of November 10, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On August 29, 2024, Sam Brown, Senior Executive Vice President, Chief Banking Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,269 shares of the Company’s common stock, net of shares to be withheld for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after January 2, 2025 and ending on the earlier of December 31, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the quarters ended September 30, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the quarters ended September 30, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended September 30, 2024, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

November 5, 2024	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2024	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

November 5, 2024	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)