Form 10-K
period 2024-12-31
Amalgamated Financial Corp.
filed 2025-03-06
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock of the registrant held by non‑affiliates was approximately $489,176,803 based on the closing sale price of $27.40 per share on June 28, 2024. For purposes of the foregoing calculation only, all directors and named executive officers of the registrant, Workers United have been deemed affiliates. As of March 5, 2025, the registrant had 30,687,354 shares of common stock outstanding at $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

1.uncertain conditions in the banking industry and in national, regional and local economies in our core markets, which may have an adverse impact on our business, operations and financial performance;
2.deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for those losses;
3.deposit outflows and subsequent declines in liquidity caused by factors that could include lack of confidence in the banking system, a deterioration in market conditions or the financial condition of depositors;
4.changes in our deposits, including an increase in uninsured deposits;
5.our ability to maintain sufficient liquidity to meet our deposit and debt obligations as they come due, which may require that we sell investment securities at a loss, negatively impacting our net income, earnings and capital;
6.unfavorable conditions in the capital markets, which may cause declines in our stock price and the value of our investments;
7.negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;
8.fluctuations or unanticipated changes in the interest rate environment including changes in net interest margin or changes in the yield curve that affect investments, loans or deposits;
9.the general decline in the real estate and lending markets, particularly in commercial real estate in our market areas, and the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
10.potential implementation by the current administration of a regulatory reform agenda that is significantly different from that of the prior administration, impacting the rule making, supervision, examination and enforcement of the banking regulation agencies;
11.changes in U.S. trade policies and other global political factors beyond our control, including the imposition of tariffs;
12.the outcome of legal or regulatory proceedings that may be instituted against us;
13.our inability to achieve organic loan and deposit growth and the composition of that growth;
14.the composition of our loan portfolio, including any concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which we operate;
15.inaccuracy of the assumptions and estimates we make and policies that we implement in establishing our allowance for credit losses;
16.changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
17.any matter that would cause us to conclude that there was impairment of any asset, including intangible assets;
18.limitations on our ability to declare and pay dividends;
19.the impact of competition with other financial institutions, including pricing pressures and the resulting impact on our results, including as a result of compression to net interest margin;
20.increased competition for experienced members of the workforce including executives in the banking industry;
21.a failure in or breach of our operational or security systems or infrastructure, or those of third party vendors or other service providers, including as a result of unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
22.increased regulatory scrutiny and exposure from the use of “big data” techniques, machine learning, and artificial intelligence;

23.a downgrade in our credit rating;
24.“greenwashing claims” against us and our environmental, social, and governance ("ESG") products and increased scrutiny and political opposition to ESG and diversity, equity, and inclusion ("DEI") practices;
25.any unanticipated or greater than anticipated adverse conditions (including the possibility of earthquakes, wildfires, and other natural disasters) affecting the markets in which we operate;
26.physical and transitional risks related to climate change as they impact our business and the businesses that we finance;
27.future repurchase of our shares through our common stock repurchase program; and
28.descriptions of assumptions underlying or relating to any of the foregoing.

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

Item 1.    Business
General Overview
Amalgamated Financial Corp., a Delaware public benefit corporation ("we" or the "Company"), was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank (the "Bank") and is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended. On March 1, 2021 (the “Effective Date”), the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020. Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 37% of our equity as of December 31, 2024.
We are a full-service commercial bank offering a complete suite of commercial and retail banking products, investment management and trust and custody services, and lending services. We generate relationship deposits from our values-based commercial clients and consumer customers. We further develop new and existing relationships through our trust, custody, and investment management services, which generate fee income, and we also offer investment, brokerage, asset management, and insurance products to our retail customers through a third-party broker dealer.
America's Socially Responsible Bank
We maintain an explicit commitment to the highest corporate social responsibility standards. Under the direction of our Board of Directors (the "Board") and executive management, we are diligent in fulfilling our mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive change. The full Board of Directors oversees our Corporate Social Responsibility activities and communications. In addition, a formal cross-departmental Corporate Social Responsibility (“CSR”) Committee is comprised of employees and executive leadership responsible for implementing various policies, strategies, and communications. The CSR Committee is led by the Chief Sustainability Officer and reports quarterly to the Board.
Our business strategy is focused on providing impact banking and lending services to a customer base that cares about how their money is invested. That strategy is rooted in our 100-year history as a bank serving working people, labor unions, nonprofits, foundations, and impact businesses. We believe that there is a growing base of customers becoming aware of what their money does in the banking system and wanting a bank that aligns with their values and financial stewardship. Using proven risk-based policies as a foundation, we specialize in banking for mission-aligned customer segments including businesses that promote net zero renewable energy, affordable housing, and other aligned or adjacent businesses. Our business focus is designed to promote or our reputation as a trustworthy banking partner reflective of our client segments.
We have been a leader in supporting strong environmental standards, sustainable finance, and responsible and sustainable banking practices. We publicly committed to promote finance as a tool to build a more sustainable planet. We have taken several steps to continue our leadership in climate finance. We were one of the first U.S. banks to publish data in accordance with the Global Partnership for Carbon Accounting Financials and were the first U.S. bank to publish a net zero climate target validated by the Science Based Targets ("SBTi") methodology. We published our loan portfolio climate targets in October 2021, which built on a 2030 target of 49% reduction in absolute emissions from our 2020 baseline and reaching Net Zero in 2045. As a part of our Net Zero Report we disclosed asset class level targets and transition details.
In calculating the carbon impact of Company operations, we report to the standards of the Greenhouse Gas Protocol and disclose our Scope 1, 2, and 3 emissions, including voluntarily for Scope 3 Category 15 which covers our balance sheet loans and investments as well as our Assets Under Management. Within our operational emission, we measure our Scope 1, Scope 2 and Scope 3 greenhouse gas emissions and purchase carbon offsets for any unavoidable carbon emissions. As part of our net zero climate targets, we are also seeking to reduce our direct or "operational" emissions to net zero by 2030. We are committed to 100% renewable energy across our corporate footprint where attainable.
In 2024, Amalgamated Bank received recertification by B Labs USA, allowing it to promote itself to clients and the public as a B CorporationTM certified business. The median score of an ordinary business is 50.9, and the 2019 certification gave Amalgamated Bank a score of 115.1. With the 2023 impact score of 155.3, Amalgamated Bank has secured important external validation for our commitment to be America's socially responsible bank.
Through our institutional investing platform, we regularly engage portfolio companies on climate transition, workplace fairness and other matters in accordance with our fiduciary duties as a trustee. In 2024, as in previous years we have reviewed our portfolio holdings with allied investor networks such as the Interfaith Center on Corporate Responsibility, and As You Sow. This work is overseen by the Trust Committee of the Board of Directors and led by the Chief Trust Officer and Chief Sustainability Officer.
Competition
We are focused on geographic markets with large and growing populations of our target customer base. Our primary geographic markets in which we have branch offices include New York City, Washington, D.C., San Francisco, and one commercial office in Boston. Based on research we commissioned, each of these markets is densely populated with a significant number of values-based businesses and non-profit organizations. We are also able to leverage our heritage as a socially responsible bank to market to customers nationwide.
Following our success in New York, a community we have now been a part of for over a century, we entered the Washington, D.C. market with a successful strategic expansion in 1998. We bolstered our efforts in the Washington, D.C. market in 2012 and have generated a 8% compound annual deposit growth rate during the five-year period ended December 31, 2024. Additionally, following the successful acquisition of New Resource Bank in 2018, we have become a trusted commercial lender in San Francisco and established ourselves in Boston.
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
We currently offer a wide range of trust, custody and investment management services, including asset safekeeping, corporate actions, income collections, proxy services, account transition, asset transfers, and conversion management. We also offer a broad range of investment products, including both index and actively-managed funds spanning equity, fixed-income, real estate and alternative investment strategies to meet the needs of our clients. Our products and services are tailored to our target customer base that prefers a financial partner that is socially responsible, values-oriented and committed to creating positive change in the world. These customers include advocacy-based non-profits, social welfare organizations, national labor unions, political organizations, foundations, socially responsible businesses, and other for-profit companies that seek to balance their profit-making activities with activities that benefit their other stakeholders and constituents.
The financial services industry is highly competitive and we compete for loans, deposits, and customer relationships in our geographic markets. We strive to be the bank of choice for socially responsible companies, organizations and individuals working to advance positive social change. Competition involves efforts to retain current customers, make new loans and obtain new deposits, increase the scope and sophistication of services offered, and offer competitive interest rates paid on deposits and charged on loans. Our cost of funds fluctuates with market interest rates and may be affected by higher rates offered by other financial institutions. In certain interest rate environments, additional significant competition for deposits may be expected to arise from corporate and government debt securities and money market mutual funds. We have a small but growing market share of the total deposit-gathering or lending activities in the metropolitan areas of New York City, Washington, D.C., Boston, and San Francisco.
In the financial services industry, market demands, technology advances, regulatory changes and economic pressures have increased competition among banks, as well as other financial institutions. As a result of increased competition, we believe that all existing banks must adapt and become more cost efficient. Meanwhile, corresponding changes in the regulatory framework have resulted in increasing cost burden on banking institutions. These market dynamics have increased the number of non-bank competitors and have increased customer awareness of product and service differences among bank and non-bank competitors.
We primarily face competition from the five major categories of competitors listed below. In each case, we rely on our focus on our socially responsible banking model to attract mission-aligned customers to successfully compete.
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
In investment management and trust services, we compete with a variety of custodial banks as well as a diverse group of investment managers to those client segments. From a custody standpoint, we mainly compete against larger custodial institutions, such as State Street and BNY Mellon, US Bank, Regions Bank and M&T Bank. In investment management, we regularly compete against a host of firms that provide passive equity index replication to their clients, including State Street, BlackRock, and Vanguard. Our active products, both in equities and fixed-income, compete against dozens of institutional managers who traditionally provide services to Taft-Hartley funds, public funds and endowments/foundations. Our agreement with Invesco to be our principal investment sub-adviser has added to this suite of products.
We have focused on providing value-added products and services to our clients, which we are able to do because of our close relationships with them, and our affinity to their missions. We believe our ability to provide flexible, sophisticated products and a customer-centric process to our customers and clients allows us to stay competitive in the financial services environment.
Business Components
Deposits
We gather deposits primarily through teams of bankers organized based on region and client segment. In addition, we bank politically active customers, such as campaigns, political action committees, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. Our teams of dedicated bankers have a strong familiarity with the segments they cover, and many have worked with organizations that make up our target customer base before starting their career in banking. We believe our deep understanding of these segments, customized solutions and relationship-based, personalized service model enable us to address our customers’ unique banking needs. As a result, we believe we have become one of the leading banks of choice for many of these groups who, in turn, contribute a significant source of low-cost core deposits to the bank. Our total deposit base is composed of 40% non-interest-bearing accounts and has an average cost of deposits of only 153 basis points for the year ended December 31, 2024. We believe that our focus on serving the banking interests of the mission-driven customer market gives us a competitive advantage over other commercial banks in generating business from our target customer base.
In addition to this commercial business development structure, we source consumer deposits through our branch network, online network, and mobile platform. Through these channels, we offer a variety of deposit products, including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. As of December 31, 2024, our deposit base consisted of $2.87 billion of checking deposits, $4.07 billion of other liquid deposits such as money market checking, savings and passbook deposits, $239.2 million of certificate of deposits, which also includes $0.5 million of brokered deposits. The vast majority of our commercial deposits are derived from socially responsible organizations.
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
The growth of our commercial banking business has contributed to our trust, custody and investment management services business in recent years. As of December 31, 2024, we had over 1,000 custody accounts with $35.02 billion in assets under custody and approximately 500 investment management accounts with $14.62 billion in assets under management. For the years ended December 31, 2024 and December 31, 2023, we generated $15.2 million and $15.2 million of investment and trust fees, respectively.
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
Residential Real Estate
Our portfolio of originated real estate loans to individuals is based primarily in our geographic markets, but also a minority of real estate loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union and American Federation of Teachers. Our residential loans are primarily closed-end mortgage loans, secured by a first lien on one-to-four family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. We also own portfolios of purchased one-to-four family loans, representing 2.9% of total assets as of December 31, 2024.
Multifamily and CRE
A substantial portion of our portfolio is composed of multifamily loans made to customers in New York, predominantly for rent-stabilized buildings. We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. Our cumulative historical multifamily loss rate from January 1, 2019 through December 31, 2024 is 9 basis points. The average current LTV of our multifamily loans is approximately 54%. Our CRE exposure is also predominantly in the New York metropolitan area and includes loans on office buildings, owner-occupied office buildings, retail centers, industrial facilities, mixed-use buildings, and education centers, with an average current LTV of 42%.
The following table presents our CRE portfolio composition by property type at December 31, 2024:

Property Type	% of Portfolio
Office	17.4%
Office - Owner Occupied	8.7%
Retail	15.7%
Industrial	23.8%
Mixed Use	6.0%
Education	13.0%
Other	15.6%
Total	100.0%
At December 31, 2024 our total multifamily portfolio is $1.35 billion, and our total multifamily loan exposure in New York State is approximately $951.4 million. Approximately 73% of these loans are to buildings with at least one rent regulated unit.

Securities
Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities, other asset-backed securities and Property Assessed Clean Energy ("PACE") investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86.1% carry AAA credit ratings and 13.9% carry A credit ratings or higher. As of December 31, 2024, our securities portfolio has a weighted average yield of 4.86% and an estimated weighted average life of 6 years. Approximately 50.7% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLBNY stock represented 40.5% of total interest-earning assets as of December 31, 2024.
In 2019, we expanded into PACE financing which allows borrowers to finance energy efficient and other socially responsible building improvements with the repayment made through property tax assessments collected by municipalities. PACE assessments are typically pari passu with tax liens and senior to mortgage debt. Since 2019, we have purchased $1.64 billion of PACE assessments backed by improvements to residential and commercial properties. The residential assessments were originated by three different companies and were backed mostly by properties from California and Florida. The average assessment-to-value at origination for our residential and commercial PACE portfolios is approximately 9% and 22%, respectively. We added $156.9 million in PACE assets in 2024. PACE assessments are generally non-rated pass-through securities with no structural protections or guarantees added at the security level.
Our Business Strategy
We have a clearly defined mission to be America’s socially responsible bank, empowering organizations and individuals to advance positive change. Our differentiated model of providing relationship-based, personalized-service and customized solutions while sharing our customers’ values has driven the growth of our commercial banking, trust and investment management, and contributes to our consumer banking businesses.
We expect to further enhance our franchise value by continuing to develop organic relationships with our target customer base in existing markets, expanding strategically into new geographies while maintaining our risk and expense discipline. We believe this will drive growth in our core banking business and our trust and investment management business. Protecting our banking franchise also requires disciplined risk and expense management, which we believe is essential to our business strategy. Commitment to our customers’ values is a central tenet of our differentiated business model and we expect it to continue to serve as the pillar of our broader business strategy.
Focus on Deposit-led Organic Growth
Our primary goal is to develop organic relationships in our target customer segments to support the growth of our high quality, low-cost core deposit base. Our growth has been achieved by providing relationship-based, personalized-service and customized solutions. The success of our deposit gathering strategy has enabled us to become a primarily core deposit-funded institution, resulting in a lower cost funding base. Core deposits, which include checking accounts, money market accounts, and savings accounts, totaled $6.94 billion as of December 31, 2024 and represented 97% of total deposits. Our deposit strategy enables us to attract commercial depositors that also borrow and invest with us. Our total deposit growth has increased at a 7.7% compound annual growth rate over the last five years. We believe our reputation within our target customer base positions us well to sustain our growth trajectory.
Geographic Expansion
We consider strategic expansions into new geographic markets that share the same characteristics as our other current markets with a dense constituency of socially responsible organizations and individuals. We demonstrated our ability to grow organically through our expansion into Washington, D.C. and through the completed acquisition of New Resource Bank in 2018, based in San Francisco. In 2020, we opened our first commercial office in Boston as part of our efforts to expand organically into new markets. We intend to continue evaluating opportunities to efficiently expand our geographic footprint into other large metropolitan areas throughout the United States.

Trust and Investment Management Business
We have been dedicated to serving the investment needs of our institutional clients for more than 40 years. We are committed to fostering strong client relationships and unparalleled understanding of our clients’ goals and objectives. Our investment strategies consist of both index and actively-managed portfolios spanning across Equity and Fixed Income asset classes. As of December 31, 2024, we had $35.02 billion of assets under custody and $14.62 billion of assets under management. The growth of our commercial banking business has fueled the continued growth of our trust and investment management business, as approximately one-third of our trust and investment management clients utilize our deposit products. Our existing commercial clients have large trust and investment management needs. Our current infrastructure provides the necessary scale to increase our market presence among corporations, endowments, foundations and family offices. Invesco serves as our primary investment management subadvisor, bringing significant scale and experience to our investment management business, with over $1.59 trillion in assets under management, as of December 2024. Invesco has a wide range of investment management services across asset classes, with experience in Taft-Hartley plans, and a significant range of social responsibility investment products aligned with our mission.
Prudent Approach to Asset Allocation
Our business model has historically generated a substantial source of low-cost core deposits and we believe that it will continue to do so. As noted above, our target deposit customers have historically had limited credit needs and we do not expect that these needs will change meaningfully. As such, our business model gives us access to excess liquidity, which we intend to prudently manage to optimize risk-adjusted returns. We expect that our lending strategy will continue to consist of commercial real estate loans, C&I loans, and clean energy project finance, as well as purchases of high-quality loans such as government guaranteed loans supported by the Small Business Administration or the United States Department of Agriculture, or syndicated loans originated by other financial institutions with a track record of strong credit quality and prudent underwriting.
Underwriting and Credit Risk Management
Underwriting. Certain credit risks are inherent in all loans. These include risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, changing regulatory requirements, and risks inherent in dealing with individual borrowers. Although we both originate and purchase pools of loans, we apply the following underwriting standards to all of our loans. We attempt to mitigate repayment risks by adhering to internal credit limits, a multi-layered approval process for loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our management, lending officers and credit administration team emphasize a strong risk management culture which is supported by comprehensive policies and procedures for credit underwriting, funding and administration that we believe has enabled us to maintain sound asset quality. Our underwriting methodology emphasizes analysis of global cash flow coverage, property cash flow in the case of real estate loans, loan to collateral value, and obtaining personal guaranties where appropriate. For project finance transactions, consideration of developer experience and financial stability and quality of off take contracts is paramount. Also, in the case of most income-property loans, we require that borrowers are special purpose entities.
Our Board of Directors has delegated oversight responsibility for our credit risk functions to its Credit Policy Committee, which is responsible for setting our credit risk appetite and approving our credit policy. This policy is updated periodically and reviewed in its entirety at least once per year. Our Board has established a management level Credit Committee, which is charged with formulating, subject to the Credit Policy Committee’s approval, and administering our credit policy. The Management Credit Committee reviews and has the authority to approve, delay or deny all requests for new and existing credit exposures within the limits and practices established by our credit policy. Among other responsibilities, the Management Credit Committee reviews and approves (i) all C&I and CRE non-multifamily commercial credit exposure requests greater than $20 million; (ii) CRE multifamily credit exposure requests greater than $20 million; and (iii) approves residential lending credit requests of more than $3 million. The Credit Policy Committee must approve any loan over $35 million, as well as specific programs that are new to the Bank or are subject to heightened risk.
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

Our policy is to lend to, and invest our own money in, industries that match the expertise of the Bank, in which we have extensive experience and understand both the specific and inherent risks of individual asset classes for which we have a demonstrated track record. The Bank does not lend to, or invest our own money in, sectors where we do not have the personnel or institutional track record to properly assess the risks at the necessary level to make such credit determinations, nor sectors inconsistent with the risk-adjusted revenue growth strategies of the enterprise, as prescribed by our Risk Appetite Statement and reflected in the Bank’s Credit and Investment Policy. The Bank maintains a restricted industries and activities list according to its risk appetite; a loan falling within a restricted industry or activity may still be approved on an exception basis. The review of such a loan must include a review of the mitigations for the exception and a reason to continue considering the loan.
We use third party appraisers to appraise the properties on which we make CRE loans. We choose these appraisers from a group of qualified individuals and firms based on the specific type of property and the geographic area in which the property is located. The appraisal review process has been outsourced. The Bank's Senior Credit Officer - CRE selects the appraising individual or firm (from a Bank-approved list), orders the appraisal, then engages an unrelated appraiser to conduct a formal appraisal review of the submitted appraisal report. The full process is managed by the Credit Risk Management Group.
For one-to-four family residential real estate loans (first lien), our general policy is not to exceed an LTV of 80% unless the borrower obtains mortgage insurance. For multifamily and CRE loans, our policies are to obtain an appraisal on each loan and, generally, to not exceed an LTV of 80% and 75%, respectively.
Loans to One Borrower. In accordance with “loans-to-one-borrower” regulations promulgated by the New York State Department of Financial Services ("NYDFS"), we are generally limited to lending no more than 15% of our unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, we must perfect a security interest in the collateral and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of our unimpaired capital and unimpaired surplus. At December 31, 2024, our regulatory limit on loans-to-one borrower was approximately $123 million. Our Management Credit Committee approval limit is $35 million, any loan over $35 million must be approved by the Credit Policy Committee. We regularly monitor concentration risk, which is the risk of lending too much to one particular customer or type of customer. Our loan policy establishes detailed concentration limits and sub limits by loan type and geography. Our Management Credit Committee and our Credit Policy Committee review our concentration reports on a quarterly basis.
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
In accordance with our policy, we perform annual asset reviews of our multifamily, CRE, and C&I loans. All C&I loans in excess of $1 million are reviewed at least annually, or quarterly based on size and credit criteria. Pass-rated CRE and multifamily loans are reviewed annually or biannually based on size and location, and all criticized and classified loans are reviewed monthly. As part of these credit reviews, we analyze recent financial statements of the borrower and any additional market data that may impact the borrower’s ability to repay the loan. Upon completion, we update the risk rating assigned to each loan. Relationship managers are encouraged to bring potential credit issues to the attention of credit administration personnel. Our credit policy requires at least 40% of our loans to be reviewed by an independent third party to ensure that our assigned risk grades are appropriate. Our current engagement requires the independent third party to review at least 50% of our loans by exposure. The loans are typically selected by the independent third-party reviewer except that the reviewer must review all of our leveraged loans, loans with over $20 million exposure, C&I loans with over $10 million exposure, all construction and farmland, all loans in our lowest pass-rated risk rating with exposures over $1 million, municipality/public finance loans, and classified or criticized loans.
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
We closely monitor the stability in the insurance markets and the impact of climate losses on the availability and pricing of insurance for the real estate sector. Disruption in these markets could impact the economic circumstances of borrowers, the valuation of assets and borrower ability to meet lending terms on insurance coverage.
We embed climate risk into our business strategy, and we are committed to ambitious action through risk management programs. The Bank uses the Task Force on Climate Related Financial Disclosures ("TCFD") framework across governance, strategy, risk management and targets for disclosing clear, comparable and consistent information about our risks and opportunities presented by climate change. Our climate risk mitigation efforts are communicated through our Net Zero Climate Target Report which is our plan to measure our impact, to set targets that guide our business and the impact we have in the world, and to be transparent about what this will mean for our business and operations. Similarly, our annual CSR report includes the key pillars of TCFD reporting and our approach to climate risk management. The information on our website is not incorporated by reference in this report.

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
Information Security and Technology Systems
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
We are dedicated to continuously enhancing our cybersecurity measures through a multi-layered defense strategy that safeguards customer and confidential data. By actively monitoring the cybersecurity threat landscape, especially within the financial services sector, we stay ahead of emerging trends and threats. Our Information Security Department diligently identifies and assesses risks, implementing appropriate mitigating controls. Regular security awareness training sessions are conducted to boost employee awareness of cyber threats. Additionally, we maintain both our primary and disaster recovery sites in colocation data centers and regularly conduct business continuity and disaster recovery exercises to ensure our contingency plans are effective and robust.
Human Capital Management
Our People
As of December 31, 2024, we had 429 employees, approximately 21% of whom are represented by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements. All employees are aware of our stance in supporting organized labor and workers' rights.
Four of our service employees at our headquarters, responsible for mechanical and technical repairs, are covered by a 2024 Independent Office Agreement effective January 1, 2024 between us and Local 32BJ, Service Employees International Union, which shall expire at the conclusion of December 31, 2027 for those persons employed by the Bank. The agreement generally governs, among other things, the subject employee’s compensation, vacation, severance, and working conditions and provides the union will only strike under very limited circumstances.
Certain of our office and clerical employees are covered by the Collective Bargaining Agreement between us and the Office and Professional Employees International Union ("OPEIU") local 153. The agreement generally governs, among other things, the subject employees’ compensation, vacation, severance, and working conditions and contains a “no-strike” clause, whereby, during the term of the agreement, the union will not strike and we will not initiate a lockout. On November 29, 2024, the Company and the OPEIU entered into a new Collective Bargaining Agreement, which (i) extended the term of the Collective Bargaining Agreement to June 30, 2026, (ii) provided for a 3.5% wage increase per annum for the term of the Agreement, and (iii) made certain modifications to reflect improved terms, inclusive of a healthcare reimbursement.
Diversity is important to us and is a contributing factor to our ability to deliver on our growth strategy by ensuring a wide range of client acquisition opportunities. Additionally, our Board of Directors is currently comprised of seven women, four racially or ethnically diverse members, and one LGBTQ+ member. We believe maintaining and promoting a diverse and inclusive workplace and ensuring equal pay for equal work is essential for our growth. We are committed to merit based strategies to attract, retain, and develop top talent to create value for stockholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and provide annual employee trainings on ethics and workplace conduct. We have established employee resource groups to support employees and help cultivate a healthy workplace culture. As of December 31, 2024, approximately 56% of our employees identify as women and women hold 17 of 44 senior management positions, and 64% of our employees identify as minorities and they hold 54% of senior management positions.
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
We publish annually in our CSR Report annual data on employee recruitment, advancement and retention, and an analysis of pay equity, which is an analysis conducted for the purposes of identifying whether there is the presence of statistically significant pay differences in our practices that potentially penalize any one demographic group or protected class versus another through the lens of specific legally defined categories.
Promotions and Tenure
From December 31, 2023 to December 31, 2024, approximately 4.7% of our workforce was promoted. The average tenure of our employees is approximately seven years.
Culture and Employee Engagement
Our President and Chief Executive Officer and members of executive management hold town hall-style meetings in-person and virtually with all employees, covering topics such as business strategy and outlook, our competitive landscape, emerging industry trends, employee recognition, and includes a question and answer session with management. We believe this format, in addition to other on-going interactions between leadership and employees, promotes strong and productive conversations across our organization that foster alignment across the company to deliver shareholder value through our differentiated business model.
Health and Safety
The health and safety of our employees and customers is our highest priority. We leverage federal, state, and local guidelines and requirements, in addition to consultation with an external healthcare consulting firm to guide our health and safety protocols.
Significant Subsidiaries
The Company owns all of the capital stock of the Bank. The Bank owns a 99.6% equity interest and controls the operations of its subsidiary, Amalgamated Real Estate Management Company (“AREMCO”), which was formed to serve as a consolidated real estate investment trust holding certain of our purchased and originated loans.
During the year ending December 31, 2024, the Board of Directors of AREMCO approved a plan of liquidation of AREMCO. All stockholders of AREMCO were paid a liquidating distribution. The legal dissolution of AREMCO will be finalized in 2025.
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
The Company’s ability to pay dividends to its stockholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Delaware public benefit corporation, the Company is subject to the limitations of the Delaware General Corporation Law ("DGCL"). The DGCL allows the Company to pay dividends only out of its surplus (as defined and computed in accordance with the provisions of the DGCL) or if the Company has no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
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
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the FDIA. The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2024, our capital ratios exceeded the minimum ratios established for a “well capitalized” institution.
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
In October 2023, federal bank agencies adopted a final rule to strengthen and modernize regulations implementing the CRA (the "CRA Rule"), which requires evaluation of bank performance to further address inequities in access to credit, and which would emphasize smaller-value loans and investments to low- and moderate-income communities. The CRA Rule also updates CRA assessment areas to include activities associated with online and mobile banking, and adopts a metrics-based approach to CRA evaluations of retail lending and community development financing. To date, a Texas court injunction is barring implementation of the CRA Rule.
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
In addition, we are subject to increased regulations concerning consumer privacy, including but not limited to the California Consumer Privacy Act ("CCPA") with respect to certain data regarding California residents and the NYDFS Cybersecurity Regulations, as amended by NYDFS in November 2023.
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
In February 2025, all rule making, litigation, enforcement, and communications activities at the agency were halted by the Acting Director. The agency has suspended effective dates for all final rules that have not taken effect, including its $5 overdraft fee cap, and will not approve or issue proposed or final rules or guidance. The halt is likely to be challenged through litigation.
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
State laws and regulations governing financial privacy and cybersecurity include the CCPA and the California Privacy Rights Act ("CPRA"), which amends and supplements the CCPA, with respect to certain data regarding California residents, the New York Department of Financial Services Cybersecurity Regulations, and other New York financial privacy laws and regulations. The NYDFS issued a rule, effective March 1, 2017, that requires banks, insurance companies, and other financial services institutions regulated by the NYDFS to establish and maintain a cybersecurity program designed to protect consumers and ensure the safety and soundness of New York State’s financial services industry. The cybersecurity rule adds specific requirements for these institutions’ cybersecurity compliance programs and imposes an obligation to conduct an ongoing, comprehensive risk assessment and requires each institution’s Board of Directors, or a senior officer, to submit annual certifications of compliance with these requirements. Amendments effective November 1, 2023 further tailored the regulation to three tiers of companies with different defensive needs, increased governance and controls, and required more regular risk and vulnerability assessments. Amendments effective November 1, 2024 required, among other things, timely internal reporting on material cybersecurity issues, oversight of cybersecurity risk management, a written policy requiring encryption that meets industry standards to protect nonpublic information, updated incident response plans and a business continuity and disaster recovery plan that meets specified requirements and maintains backups necessary to restore material operations. Additional amendments become effective May 1, 2025 and November 1, 2025. In October 2024, the NYDFS issued new guidance to assist regulated entities in addressing and combating cybersecurity risks arising from artificial intelligence.
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
On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended to the earlier of January 1, 2026, or the effective date of a final FRB rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of the bank.
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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 issued a second proposed rule in April 2016, and issued a third proposed rule in May 2024. The third proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets. Final regulations have not been adopted as of December 31, 2024. If adopted, these or other similar regulations would impose limitations on the manner in which we may structure compensation for our executives and other employees. The scope and content of the federal banking agencies’ policies on incentive compensation are continuing to develop and are likely to continue evolving.
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
Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values and a reduction in assets under management or administration. The majority of our loan portfolio is secured by real estate, 8.8% of which is commercial real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics, state or local government insolvency, or a combination of these or other factors.
There are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, and the Israel-Hamas conflict, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, including due to factors such as inflation and increased cost of goods due to tariffs on imports, as well as overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, high unemployment or underemployment, and inflation may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
In some cases, management of our risks depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. Artifical Intelligence ("AI") models may amplify existing risks, given the increased complexity of financial modelling and the challenges in explaining the models.
Fiscal challenges facing the U.S. government could negatively impact the value of investments in GSEs and the financial markets, which in turn could have an adverse effect on our financial position or results of operations.
Fiscal challenges facing the U.S. government, such as the downgrade of the sovereign credit ratings of the U.S. by Fitch Ratings, could have an adverse impact on value of investments in GSEs and on the financial markets, interest rates and economic conditions in the U.S. and worldwide. Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, additional related credit-rating downgrades, or an economic recession in the U.S. A significant portion of our securities portfolio is invested in GSE securities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns or the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity and credit risks.
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
There have been, and may be in the future, changes with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact our customers' costs, demand for their products, or the U.S. economy or certain sectors thereof and, thus, could adversely impact our business, financial condition and results of operations. The U.S. recently has threatened or imposed tariffs on imports including aluminum, steel, and energy products from major trading partners including China, Mexico and Canada. In response, these trading partners have threatened or imposed retaliatory tariffs on certain U.S. imports and announced investigations into U.S.-based companies. Disputes over trade, flows of undocumented immigrants, fentanyl, Taiwanese independence and China’s expanding military presence may result in additional tariffs, sanctions and trade restrictions. As a result of Russia’s invasion of Ukraine, the U.S. has imposed material financial and economic sanctions and export controls against certain Russian organizations and/or individuals, with similar actions either implemented or planned by the European Union (“EU”) and the U.K. and other jurisdictions. Additionally, an armed conflict involving Hamas and Israel, as well as further escalation of tensions between Israel and various countries in the Middle East and North Africa, may cause additional detrimental effects on the global economy, including capital markets. To the extent changes in the global political environment have a negative impact on us or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted.
Our operations and clients are concentrated in large metropolitan areas.
The vast majority of our operations and clients are located in New York City, Washington, D.C., and San Francisco. In addition, at December 31, 2024, 85.9% of the properties securing our CRE, multifamily, or construction loans outstanding were located in the states of New York and California, and in Washington, D.C. Our success depends upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. In addition, these areas have been and may continue to be the target of terrorist attacks. A major terrorist attack in one of these areas could severely disrupt our operations and the ability of our clients to do business with us and cause losses to loans secured by properties in these areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic and social conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic and social conditions in these markets could generally affect our business, financial condition, results of operations and prospects.
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
Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee ("FOMC") of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. On January 31, 2025 the FOMC issued a statement that it decided to maintain short-term interest rates at a range of 4.25% to 4.50%, and it now projects just two interest rate cuts in 2025, compared to earlier projections for four rate cuts. We could experience net interest margin compression if our rates on our interest earning assets fail to increase in tandem with rates on our interest-bearing liabilities. We could experience net interest margin compression if our rates on our interest bearing liabilities fail to decrease in tandem with rates on our interest earning assets. See Impact of Inflation and Changing Interest Rates under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
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
As of December 31, 2024, the fair value of our investment securities portfolio was approximately $3.18 billion. Factors beyond our control could significantly affect the fair value of these securities. These factors include, but are not limited to, changes in market conditions including changes in interest rates or spreads, changes in the credit profile of individual securities, changes in prepayment behavior of individual securities, rating agency actions in respect of the securities, or adverse regulatory action. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects.
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
As of December 31, 2024, commercial real estate mortgage loans comprised approximately 8.8% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, including interest rate fluctuations, or changes in government regulations. In recent years, commercial real estate markets have been impacted by entrenched work-from-home expectations which could affect the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to higher credit risk related to our multifamily real estate lending in New York City.
In 2019, the New York State legislature passed the Housing Stability and Tenant Protection Act of 2019, impacting about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. The act generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2024, our total multifamily loan exposure in New York State is approximately $951.4 million, of which approximately $697.3 million, or 73%, represents our portfolio’s composition of rent stabilized and rent controlled apartments in the New York multifamily market.
Our consumer solar loans expose us to higher credit risk.
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
We maintain an allowance for credit losses ("ACL") that represents management’s judgment of current expected credit losses and risks inherent in our loan portfolio. As of December 31, 2024, our ACL totaled $60.1 million, which represents approximately 1.29% of our total loans, net. The level of the allowance reflects management’s continuing evaluation of loan levels and portfolio composition, observable trends in nonperforming loans, historical loss experience, known and inherent risks in the portfolio, underwriting practices, adequacy of collateral, credit risk grading assessments, forecasted economic conditions, and other factors. The determination of the appropriate level of the ACL is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in ACL are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected. In addition, inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our ACL.

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
We rely on third parties for internal and customer-facing services. The use of third parties may pose operational, compliance, and strategic risks to banks. The federal banking regulators expect banks implement controls to ensure that third parties perform their activities in compliance with applicable laws and regulations. In June 2023, the federal banking agencies issued “Interagency Guidance on Third-Party Relationships: Risk Management”, which requires banks to “analyze the risks associated with each third-party relationship and to calibrate its risk management processes”.
In addition, in July 2024, federal banking regulators issued a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services. The joint statement was released concurrently with a request for information on bank-fintech arrangements involving banking products and services distributed to consumers and businesses through third parties, including payment and lending products in addition to deposit products, in the wake of issues with customers depositing non-FDIC insured funds through non-banks without proper controls.
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

We are required to make contributions to the Consolidated Retirement Fund, a multi-employer pension plan that covers both our unionized and non-unionized employees. Our multi-employer pension plan expense totaled $7.6 million in 2024. Our obligations may be impacted by the funding status of the plan, the plan’s investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions. In addition, if a participating employer becomes insolvent and ceases to contribute to a multiemployer plan, the unfunded obligation of the plan will be borne by the remaining participating employers. Under current law, an employer that withdraws or partially withdraws from a multi-employer pension plan may incur withdrawal liability to the plan. If, in the future, we choose to withdraw from this multi-employer pension plan, we will likely need to record significant withdrawal liabilities, which could negatively impact our financial performance in the applicable periods.
Climate related disasters may have an effect on the performance of our business operations and asset quality which could adversely affect our financial condition and results of operations.
There is an increasing concern over climate-related disasters on the impacts of business operations, asset quality, and earnings. Climate-related disasters include acute risks which are event-driven such as increased instances of hurricanes, tropical storms, winter storms, freezes, wildfires, tornados, floods, and other large-scale weather catastrophes. Any of these events could disrupt the reliability of our operations and those of our customers, and third party vendors and suppliers. Such events could impair the value of our assets and those assets securing loans and mortgages in our portfolio, and they could lead to fluctuations in the value of our investments. Such events could cause downturns in economic and market conditions generally, which could negatively impact our customers and third party suppliers and vendors and which could have an adverse effect on our business and financial results. Our expenses could increase due to consumer preference changes and increased legislation and regulatory requirements such as those associated with the transition to a low-carbon economy. The potential costs, including strategic planning, litigation due to increased regulatory scrutiny or negative public sentiment, technology expenditures, and losses associated with climate related disasters are difficult to predict and could have a material adverse effect on our business, financial condition and results of operation.
We are exposed to risks related to our PACE financings.
Property Assessed Clean Energy ("PACE") financing is a means of financing energy-efficient upgrades or the installation of renewable energy sources for commercial, industrial and residential properties that are repaid over a selected term through property tax assessments, which are secured by the property itself and paid as an addition to the owners’ property tax bills. The unique characteristic of PACE assessments is that the assessment is attached to the property rather than the individual borrower. Active programs for residential PACE financing exist in California, Florida and Missouri. As of December 31, 2024, we had a portfolio of $268.4 million in commercial PACE assessments and $927.5 million in residential PACE assessments. These assessments are pari passu with tax liens and generally have priority over first mortgage liens.
Because PACE financing programs are typically enabled through state legislation and authorized at the local government level, variations between each state’s programs may expose us to increased compliance costs and risks. On December 17, 2024, the CFPB issued its final rule implementing Section 307 of the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) and amending Regulation Z to address how TILA applies to residential PACE transactions. The final rule amends Regulation Z’s definition of credit to include residential PACE financings, prescribes ability-to-repay requirements, and implements other amendments and exemptions to clarify how other rules in Regulation Z apply. The final rule becomes effective on March 1, 2026. If we fail to comply with the final rules adopted by the CFPB, we may face reputational and litigation risks with respect to our PACE assessments.
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
Risks Related to Privacy and Technology
Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance.
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
A breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber-attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.
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
Our information technology systems may be subject to failure or interruption.
Our operational risks include the risk of errors relating to transaction processing and technology, systems failures or interruptions, and failures of business continuation and disaster recovery plans. While we have established policies and procedures to prevent or limit the impact of system failures and interruptions, there can be no assurance that such events will not occur or will be adequately addressed if they do.
In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions , including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.
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
We will have to respond to future technological changes. Specifically, if our competitors introduce new banking products and services embodying new technologies such as AI and machine learning, or if new banking industry standards and practices emerge, then our existing product and service offerings, technology and systems may be impaired or become obsolete. Implementation of AI and machine learning and other new technologies may have unintended consequences due to their limitations, potential manipulation, or our failure to use them effectively. Conversely, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, then we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. Many of our competitors have substantially greater resources to invest in technological improvements than we do. The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive than we anticipate.
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
As of December 31, 2024, we had 429 employees, of which approximately 21% are represented by collective bargaining agreements or an employee union. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. In addition, negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. On November 29, 2024, we entered into a new collective bargaining agreement with OPEIU, which (i) extended the term of the agreement to June 30, 2026, (ii) provided for a 3.5% wage increase per annum for the term of the agreement, and (iii) made certain modifications to reflect improved terms, inclusive of a healthcare reimbursement account.
Capital and Liquidity Risks
We are subject to liquidity risk.
Liquidity is required to fund the needs of our depositors, repay borrowings, fund loan commitments and investments, pay expenditures and other obligations as they arise. Our access to funding, in adequate amounts and acceptable terms, could be impaired by a wide range of factors that affect us specifically, the financial services industry or the general economy. These factors include an economic downturn affecting our loan portfolio, adverse financial market conditions, adverse regulatory or judicial actions against labor unions, political organizations or not-for profits, or adverse regulatory actions against us.
Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an adverse interest rate or economic environment where they may be compelled to withdraw deposits. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. Our total on-balance sheet deposits totaled $7.18 billion as of December 31, 2024. For instance, our on-balance sheet deposits from political campaigns, PACs, and state and national party committee clients totaled $969.6 million, or 14% of total on-balance sheet deposits as of December 31, 2024 and decreased their deposit balances significantly after the last election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Additionally, our on-balance sheet deposits from labor unions totaled $1.99 billion, or 28% of total on-balance sheet deposits as of December 31, 2024. While historically we have been able to replace deposit outflows and borrowings as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity, but we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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
Risks Related to Our Strategy
Our social responsibility positions may have a material adverse effect on our business, financial condition or results of operations.
As a socially responsible bank, we take positions to support economic, social, racial and environmental justice that are consistent with our charter as a public benefit corporation and with applicable law; however, these types of positions may be inconsistent with policies promulgated by other institutions or governmental entities, and as a result, we may become a target of public criticism, governmental scrutiny and investigation and litigation. Our positions may have a material adverse effect on our business, financial condition or results of operations.

For example, we support the recruitment and hiring of people from all backgrounds, so that our workforce reflects the communities that we serve, and we support activities that promote an inclusive workforce. We encourage the advancement of equal opportunity without the use of preferential treatment, quotas or other unlawful and discriminatory practices. Additionally, we have expressed support for certain causes through our shareholder activism, which includes the filing of shareholder proposals at other public companies and serving as plaintiffs in class action litigation. Our shareholder activism may draw opposition from other activists, state attorneys general and other governmental entities, which would require the dedication of additional resources and personnel and impact our business, financial condition or results of operation.
We may not be able to implement our growth strategy or manage costs effectively, resulting in lower earnings or profitability.
There can be no assurance that we will be able to continue to grow and to be profitable in future periods, or, if profitable, that our overall earnings will remain consistent or increase in the future. Our growth requires that we increase our loans, assets under management and deposits while managing risks by following prudent loan underwriting standards without increasing interest rate risk or compressing our net interest margin. Additionally, maintaining more than adequate capital at all times, hiring and retaining qualified employees, managing noninterest expenses and successfully implementing strategic initiatives are all key drivers to successful growth. Even if we are able to increase our interest income, our earnings may nonetheless be reduced by increased expenses, such as additional employee compensation or other general and administrative expenses and increased interest expense on any liabilities incurred or deposits solicited to fund increases in assets. Additionally, if our competitors extend credit on terms we find to pose excessive risks, or at interest rates which we believe do not warrant the credit exposure, we may not be able to maintain our lending volume and could experience deteriorating financial performance. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.
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
As a fund manager, we from time-to-time engage in stockholder activism, pressing issuers on a range of corporate governance topics. This activism has caused and could cause increased scrutiny over our own corporate governance activities. Any failure, or perceived failure, in our own corporate governance practices could damage our reputation adversely affecting our business, results of operations or financial condition.
Maintaining our reputation also depends on our ability to successfully prevent third-parties from infringing on our brand and associated trademarks. Defense of our reputation and our trademarks, including through litigation, could result in costs adversely affecting our business, results of operations or financial condition.
We are a Certified B CorporationTM. The term “Certified B Corporation” does not refer to a particular form of legal entity, but instead refers to companies certified by the B Lab, an independent nonprofit organization, as meeting rigorous standards of social and environmental performance, accountability and transparency. Our reputation could be harmed if we lose our Certified B CorporationTM status, whether by choice or by our failure to meet B Lab’s certification requirements.

The name “Amalgamated” originated with our over a 100 year union history – the Amalgamated Clothing Workers of America – and, over the course of time, other entities use the name Amalgamated, some of which are related parties or affiliates of the Bank and some that are not legally related or affiliated. As a result, we may face risks related to public scrutiny and identity confusion with those other entities that share the same name.
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
In October 2024, the CFPB finalized the Required rule making on Personal Financial Data Rights rule to promote “open and decentralized banking” by requiring covered institutions to allow customers to authorize the transfer of certain customer information to other financial institutions. This rule enables greater competition among banks and non-banks for consumer market share, which could have a material adverse effect on our business, financial condition or results of operations.
Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent us from achieving the expected benefits from our acquisitions.
The Company has expanded its business through a past acquisition and may do so again in the future. Our ability to complete acquisitions is in many instances subject to regulatory approval, and we cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted. In addition, inherent uncertainties exist when integrating the operations of an acquired entity, including in ability to fully achieve the Company’s strategic objectives and planned operating efficiencies in an acquisition, disruption of the Company’s business and diversion of management’s time and attention and exposure to unknown or contingent liabilities of acquired entities.
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
We operate in an extensively regulated industry and we are subject to examination, supervision, and comprehensive regulation by various federal and state agencies. The Company is subject to Federal Reserve regulations, and the Bank is subject to regulation, supervision and examination by the FDIC and the NYDFS. Further, potential implementation by the current administration of a regulatory reform agenda may be significantly different from that of the prior administration, impacting the rule making, supervision, examination and enforcement of the banking regulation agencies and our ability to respond to those changes. Our compliance with banking regulations is costly and restricts some of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an exam, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.
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
The Community Reinvestment Act (“CRA”), the ECOA and the FHA impose nondiscriminatory lending requirements on financial institutions. The FDIC, the NYDFS, the Department of Justice, and other federal and state agencies are responsible for enforcing these laws and regulations. In October 2023, the FDIC, the FRB and the OCC jointly adopted final regulations for modernizing and implementing the CRA, which became effective on April 1, 2024, with a multi-year phase-in. These regulations create a complex regulatory scheme that will impact how the Bank’s compliance with the CRA is evaluated and that will increase its compliance obligations, unless the regulations are successfully challenged in court. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisitions and expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.
We are exposed to litigation and compliance risks related to our Socially Responsible Banking business model.
We may become the target of public criticism, litigation and enforcement actions because of our ESG products and our social responsibility mission. For example, boycott regulations target financial institutions that will not lend or have made statements about not lending to certain industries. They prohibit a state from doing business with such institutions and/or from investing the state’s assets, including pension-plan assets, through such institutions. Boycott regulations affect financial institutions with investment policies that exclude or reduce exposure to fossil-fuel-producing energy companies or with restrictions in place for sensitive industries such as mining, timber production, or firearms manufacturing — particularly if these industries are economically important to the state.
There has been a significant rise in climate-related probes and litigation, including greenwashing claims, against banks. "Greenwashing" involves a business making misleading sustainability-related claims to investors or consumers, usually to boost its reputation and bottom line. Furthermore, ESG products in the banking and financial services sectors have become subject to heightened regulatory scrutiny for potentially misleading claims and poor controls. Allegations that our ESG products contain claims that have misled investors or consumers, or that the claims are subject to poor controls, even if ultimately unfounded, may fundamentally damage our reputation and our financial performance.
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
Bank holding company stock prices are sensitive to generalized concerns about the health of the banking industry as a whole, regardless of the health of a particular institution. Ongoing stress in the banking sector could adversely impact the market price of our common stock and our business, financial condition and results of operations. We cannot predict if investors will find our common stock less attractive as a result of these market stresses. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
A significant percentage of our common stock is currently held by investment funds affiliated with an amalgamation of Workers United and numerous joint boards, locals or similar organizations authorized under the constitution of Workers United (the “Workers United Related Parties”). Workers United Related Parties own approximately 37% of our common stock. Significant stockholders will have a greater ability than our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, including mergers and acquisition transactions, amendments to our certificate of incorporation and bylaws, and other extraordinary corporate matters. The interests of these investors could conflict with the interests of our other stockholders, and any future transfer by these investors of their shares of common stock to other investors who have different business objectives could adversely affect our business, results of operations, financial condition, prospects or the market value of our common stock.
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
Item 1C. Cybersecurity.
The Company’s Board recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”).
The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s ERM program and are based on recognized frameworks established by the Federal Financial Institutions Examination Council (the “FFIEC”), and other applicable industry standards and regulations, including regulations promulgated by the NYDFS. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the data and information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. The Company’s strategy is informed by determinations of inherent risk and risk maturity level that are made in connection with an independent cybersecurity awareness assessment prepared for the FFIEC.
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
The Company has also established a governance structure and organization to manage cybersecurity risk. This includes escalation and reporting of cybersecurity incidents through the Chief Risk Officer’s organization to an Executive Response Team and the Board, and periodic reporting on the Information Security Program to the Information Security Subcommittee of the Enterprise Risk Management Committee, an executive committee that oversees the Information Security Program, and the Enterprise Risk Oversight Committee (the “EROC”), the Board committee that oversees the ERM framework.
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
In 2024, the Company appointed a new Chief Information Security Officer (CISO). The new CISO has over 25 years of experience in Cyber Security, Information Security, Risk Management, and Information Technology. He has served as CISO and SVP at a financial institution, overseeing cyber and information security policies and ensuring compliance and security for new product implementations. Previously, he was VP, Head of Cybersecurity at another financial institution and held key roles at a financial services company. He is actively involved in advisory roles and professional boards, and he holds advanced degrees and certifications in information systems and security. The CISO holds a Bachelor’s in Science in Managed Information Systems from Saint Peter’s University, a Master of Science in Information Systems with a concentration in Information Security from Stevens Institute of Technology, Hoboken, NJ, and a Graduate Certificate in Business Process Management and Service Innovation from Stevens Institute of Technology, Hoboken, NJ.
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
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, vulnerability testing, stress testing based on top cyberattack scenarios and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning and by leveraging the Federal Reserve Bank of New York methodology for cyber risk (“FFIEC CyberSecurity Assessment Tool”). The Company regularly engages third parties to perform independent assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the EROC, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.
Incident Response and Recovery Planning
The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s timely and effective response to a cybersecurity incident, and such plans are tested and evaluated on an annual basis. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Executive Response Team of the Company and as guided by the Company’s Chief Risk Officer, to the Risk Committee when appropriate.

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
Third-Party Risk Management
The Company’s Third-Party Risk Management Program provides a risk-based approach to the assessment, measurement, monitoring, and control of risks related to third parties with whom the Company does business, including vendors, service providers and other external users of Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. In particular, the Company confirms that new and existing service providers are implementing appropriate measures to protect customer information and customer information systems in conformance with the Company’s requirements.
Education and Awareness
Through its Information Security Awareness Program, the Company provides regular, mandatory training regarding cybersecurity threats as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and effective practices.

Item 2. Properties.
As of December 31, 2024, our three branch offices in New York City, one branch office in Washington, D.C., one commercial/ branch office in San Francisco, and one commercial/ branch office in Boston are leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our common stock is listed on The NASDAQ Global Market under the symbol “AMAL.” As of December 31, 2024, we had 30,670,982 shares of common stock outstanding and approximately 200 stockholders of record.
Dividend Policy
We have historically paid a quarterly cash dividend, and intend to continue paying a quarterly cash dividend of $0.14 per share on our common stock, although we may elect not to pay dividends or to change the amount of such dividends. Any actual determination relating to our dividend policy and the declaration of future dividends will be made, subject to applicable law and regulatory approvals, by our Board of Directors and will depend on a number of factors, including: (1) our historical and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our Board of Directors.
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

Stock Performance Graph
The following stock performance graph compares the cumulative total shareholder returns for the Company's common stock, KBW Bank Index, Nasdaq Composite Index and the KBW Regional Bank Index for the last five fiscal years. The graph assumes that an investor originally invested $100 in shares of the Bank's common stock at its closing price on December 31, 2019, and assumes reinvestment of dividends and other distributions to stockholders. In 2024, the Nasdaq Composite Index was selected to replace the KBW Bank Index starting 2025 as we concluded it more closely reflects the size and characteristics of the Company. In future years, we will no longer provide a comparison to the KBW Bank Index. The following stock performance graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

	Cumulative Total Returns Period Ending
	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
KBW Bank Index	$100.00	$86.37	$100.74	$89.62	$75.92	$85.36
Nasdaq Composite Index	100.00	143.64	250.46	292.16	488.78	1,051.96
KBW Regional Bank Index	100.00	87.90	102.92	109.12	111.04	123.84
Amalgamated Financial Corp.	100.00	70.64	60.91	72.15	99.94	171.97

Repurchases of Equity Securities
The following table contains information regarding purchases of our common stock during the three months ended December 31, 2024 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Issuer Purchases of Equity Securities
	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
October 1 through October 31, 2024	14,100	$34.31	—	$19,496,499
November 1 through November 30, 2024	11,551	36.81	—	$19,496,499
December 1 through December 31, 2024	25,382	33.53	25,222	$18,651,265
Total	51,033	$34.49	25,222
(1) Includes 19,184 shares withheld by the Company for options exercises, 6,627 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 25,222 shares repurchased pursuant to the share repurchase program described in Note (2).
(2) Effective February 22, 2022, our Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of our outstanding common stock. The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under this authorization, $1.1 million of common stock were purchased during the year ended December 31, 2024. The approximate dollar value that may yet to be purchased under the plans or programs is $18.7 million.

Item 6.      [Reserved]
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following is a discussion of our consolidated financial condition as of December 31, 2024, as compared to December 31, 2023, and our results of operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
This discussion generally focuses on 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. Discussions of 2022 results and year-to-year comparisons between 2023 and 2022 can be found in the Management's Discussion and Analysis located in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 7, 2024.
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
Our Business
Amalgamated Financial Corp., a Delaware public benefit corporation was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. On March 1, 2021, the Company acquired all of the outstanding stock of the Bank and the Bank became the sole subsidiary of the Company. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 37% of our equity as of December 31, 2024. As of December 31, 2024, our total assets were $8.26 billion, our total loans, net of deferred fees and allowance were $4.61 billion, our total deposits were $7.18 billion, and our stockholders' equity was $707.7 million. As of December 31, 2024, our trust business held $35.02 billion in assets under custody and $14.62 billion in assets under management.
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
Recently Issued Accounting Pronouncements
See Note 2 of our consolidated financial statements, which are included beginning on page 94 of this report for a discussion of recently issued accounting pronouncements that have been or will be adopted by us that will require enhanced disclosures in our financial statements in future periods.
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
Net income for the year ended December 31, 2024 was $106.4 million, or $3.44 per average diluted share, compared to $88.0 million, or $2.86 per average diluted share, for the same period in 2023. The $18.4 million increase was primarily due to net interest income which increased by $21.1 million, a decrease in provision for credit losses of $4.4 million, and an increase of non-interest income of $3.9 million, offset by an increase in non-interest expense of $8.6 million, and an increase in income tax expense of $2.4 million.
Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, FHLBNY advances, subordinated debt, and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average net interest-earning assets. Average balances were derived from average daily balances. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Year Ended December 31,
	2024			2023			2022
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$176,830	$8,669	4.90%	$142,053	$5,779	4.07%	$258,214	$2,186	0.85%
Securities(1)	3,295,597	171,308	5.20%	3,250,788	160,298	4.93%	3,391,056	106,417	3.14%
Resell agreements	89,312	5,939	6.65%	10,233	705	6.89%	182,304	4,237	2.32%
Total loans (2)(3)	4,479,038	215,380	4.81%	4,259,195	191,295	4.49%	3,615,437	145,649	4.03%
Total interest-earning assets	8,040,777	401,296	4.99%	7,662,269	358,077	4.67%	7,447,011	258,489	3.47%
Non-interest-earning assets:
Cash and due from banks	5,970			5,140			7,126
Other assets	218,033			208,902			273,028
Total assets	$8,264,780			$7,876,311			$7,727,165

Interest-bearing liabilities:
Savings, NOW and money market deposits	$3,699,972	$99,362	2.69%	$3,344,407	$59,818	1.79%	$2,981,688	$10,069	0.34%
Time deposits	210,599	7,706	3.66%	167,167	3,452	2.07%	185,692	961	0.52%
Brokered CDs	122,035	6,393	5.24%	364,833	17,854	4.89%	9,338	26	0.28%
Total interest-bearing deposits	4,032,606	113,461	2.81%	3,876,407	81,124	2.09%	3,176,718	11,056	0.35%
Borrowings	140,539	5,405	3.85%	350,039	15,642	4.47%	200,726	7,593	3.78%
Total interest-bearing liabilities	4,173,145	118,866	2.85%	4,226,446	96,766	2.29%	3,377,444	18,649	0.55%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,373,047			3,045,013			3,746,152
Other liabilities	69,245			73,770			82,931
Total liabilities	7,615,437			7,345,229			7,206,527
Stockholders' equity	649,343			531,082			520,638
Total liabilities and stockholders' equity	$8,264,780			$7,876,311			$7,727,165

Net interest income / interest rate spread		$282,430	2.14%		$261,311	2.38%		$239,840	2.92%
Net yield on interest-earning assets / net interest margin	$3,867,632		3.51%	$3,435,823		3.41%	$4,069,567		3.22%

Total Cost of Deposits			1.53%			1.17%			0.16%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Amounts are net of deferred origination fees and costs. With the adoption of the CECL standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty income in 2024, 2023, and 2022 of $0.1 million, $0.1 million, and $1.7 million, respectively.
Net interest income was $282.4 million for the year ended December 31, 2024, compared to $261.3 million for the same period in 2023. The $21.1 million, or 8.1% increase was primarily attributable to an increase in yields earned on securities and loans. These impacts are partially offset by an increase in the expense of interest-bearing deposits and an increase in the cost of funds.
Net interest spread was 2.14% for the year ended December 31, 2024, compared to 2.38% for the same period in 2023, a decrease of 24 basis points. Our net interest margin was 3.51% for the year ended December 31, 2024, an increase of 10 basis points from

3.41% in the same period in 2023. This was largely due to the continued loan growth, as well as increase in yields earned on loans and securities outpacing the increase in the cost of funds.
The yield on average earning assets was 4.99% for the year ended December 31, 2024, compared to 4.67% for the same period in 2023, an increase of 32 basis points. This increase was driven primarily by the rising rate environment and an increase in average loan balances.
The average rate on interest-bearing liabilities was 2.85% for the year ended December 31, 2024, an increase of 56 basis points from the same period in 2023, which was primarily due to the rising rate environment, growth in interest-bearing deposits as customers moved into reciprocal products, as well as the utilization of brokered CDs and other borrowings. Non-interest-bearing deposits represented 46% of average deposits for the year ended December 31, 2024, compared to 44% for the year ended December 31, 2023.
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

	Year Ended December 31, 2024 over December 31, 2023
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$1,553	$1,337	$2,890
Securities	2,285	8,725	11,010
Resell agreements	5,441	(207)	5,234
Total loans, net	10,225	13,860	24,085
Total interest income	19,504	23,715	43,219

Interest-bearing liabilities:
Savings, NOW and money market deposits	8,824	30,720	39,544
Time deposits	1,369	2,885	4,254
Brokered CDs	(11,915)	454	(11,461)
Total deposits	(1,722)	34,059	32,337
Borrowings	(9,261)	(976)	(10,237)
Total interest expense	(10,983)	33,083	22,100

Change in net interest income	$30,487	$(9,368)	$21,119

	Year Ended December 31, 2023 over December 31, 2022
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(2,823)	$6,416	$3,593
Securities	(6,638)	60,519	53,881
Resell agreements	(4,298)	766	(3,532)
Total loans, net	27,206	18,440	45,646
Total interest income	13,447	86,141	99,588

Interest-bearing liabilities:
Savings, NOW and money market deposits	5,874	43,875	49,749
Time deposits	(347)	3,161	2,814
Brokered CDs	17,505	—	17,505
Total deposits	23,032	47,036	70,068
Borrowings	5,242	2,807	8,049
Total interest expense	28,274	49,843	78,117

Change in net interest income	$(14,827)	$36,298	$21,471
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
Provision for credit losses totaled an expense of $10.3 million for the year ended December 31, 2024, compared to an expense of $14.7 million for the same period in 2023. For the year ended December 31, 2024, the provision for credit losses on loans totaled $10.4 million, the provision for credit losses on securities totaled $18.8 thousand, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $50.0 thousand. For the year ended December 31, 2023, the provision for credit losses on loans totaled $13.5 million, the provision for credit losses on securities totaled $1.2 million, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $0.1 million. Overall, the provision expense on loans was primarily driven by portfolio growth, charge-offs on consumer solar loans, and certain individual reserves, offset by improvements in macro-economic forecasts used in the CECL model and releases of reserves due to lower unfunded exposures.
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

The following table presents our non-interest income for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Trust Department fees	$15,186	$15,175	$14,449
Service charges on deposit accounts	32,178	10,999	10,999
Bank-owned life insurance income	2,498	2,882	3,868
Losses on sale of securities	(9,698)	(7,392)	(3,637)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	(8,197)	32	(610)
Loss on other real estate owned, net	—	—	(168)
Equity method investments income (loss)	(831)	4,932	(2,773)
Other income	2,079	2,708	1,769
Total non-interest income	$33,215	$29,336	$23,897
Non-interest income was $33.2 million for the year ended December 31, 2024, compared to $29.3 million for the same period in 2023, an increase of $3.9 million. The increase of $3.9 million was primarily due to a $21.2 million increase in service charges on deposit accounts, which was partially offset by an $8.2 million increase in losses on sale of loans and change in fair value on loans held-for-sale, a $5.7 million decrease in income from equity investments, a $2.3 million increase in losses on the sale of securities as part of strategic sales in order to reinvest in higher yielding securities, and a $0.6 million decrease in other income.
Service charges on deposit accounts includes service charges income generated from our retail deposit business. The increase in charges during the year ended December 31, 2024 was primarily due to utilization of a custodial deposit transference structure through the IntraFi Insured Cash Sweep network ("ICS") for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. In return for record keeping services at Program Banks, the Company receives a servicing charge. For the fiscal year ended December 31, 2024, the Company recognized $17.2 million in servicing charge income attributable to our off-balance sheet deposit strategy, compared to $149 thousand for the year ended December 31, 2023, and $17 thousand for the year ended December 31, 2022.
Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $15.2 million in the year ended December 31, 2024, an increase of $11.0 thousand, or 0.1%, from same period in 2023.

Equity method investments income consists of income from solar tax equity investments. Due to the recognition of tax credits upon initial investment, income from these investments is volatile before achieving steady state. In the early stages of the investment, accelerated depreciation of the value of the investment creates net losses, after which steady state income is achieved, generally within four quarters of the initial investment. Equity method investments loss was $0.8 million in the year ended December 31, 2024, compared to an income of $4.9 million for the same period in 2023.

Non-Interest Expense
The following table presents non-interest expense for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Compensation and employee benefits	$93,766	$85,774	$74,712
Occupancy and depreciation	13,081	13,605	13,723
Professional fees	9,957	9,637	10,417
Data processing	19,802	17,744	17,732
Office maintenance and depreciation	2,471	2,830	3,012
Amortization of intangible assets	730	888	1,046
Advertising and promotion	3,731	4,181	3,741
Federal deposit insurance premiums	3,715	4,018	3,228
Other expense	12,519	12,570	12,960
Total non-interest expense	$159,772	$151,247	140,571
Non-interest expense for the year ended December 31, 2024 was $159.8 million, an increase of $8.6 million from $151.2 million for the year ended December 31, 2023. The increase was primarily due to an $8.0 million increase in compensation expense due to increased headcount, corporate incentive payments, and temporary personnel costs, and a $2.1 million increase in data processing expense, offset by a $0.5 million decrease in advertising and promotion expense, a $0.5 million decrease in occupancy and depreciation expense, a $0.3 million decrease in office maintenance and depreciation expense, and a $0.2 million decrease in amortization of intangible assets.
Income Taxes
We had a provision for income tax expense of $39.2 million for the year ended December 31, 2024, compared to $36.8 million for the same period in 2023. Our effective tax rate was 26.9% for the year ended December 31, 2024, compared to 29.5% for the same period in 2023. The decrease in the effective tax rate was primarily driven by a $3.3 million adjustment during the year ended December 31, 2023 related to a state and city tax examination regarding the inventory of prior net operating losses.
Financial Condition
Balance Sheet
Total assets were $8.26 billion at December 31, 2024, compared to $7.97 billion at December 31, 2023. Notable changes within individual balance sheet line items include a $267.2 million increase in loans receivable, a $168.6 million increase in total deposits, a $35.4 million increase in investment securities, and a $246.3 million increase in FHLB advances, offset by a $230.0 million decrease in other borrowings, a $29.8 million decrease in cash and equivalents and a $26.3 million decrease in resell agreements.
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
Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at December 31, 2024 or at December 31, 2023. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
At December 31, 2024 and December 31, 2023, we had available for sale securities of $1.63 billion and $1.48 billion, respectively.
At December 31, 2024, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.59 billion at December 31, 2024, and $1.70 billion at December 31, 2023.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $27.0 million at December 31, 2024 and $22.5 million at December 31, 2023, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at December 31, 2024 was $0.7 million compared to $0.7 million at December 31, 2023. The provision for credit losses for held-to-maturity securities was a recovery of $18.8 thousand for the year December 31, 2024 compared to an expense of $79.0 thousand at December 31, 2023.
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
Accrued interest receivable on available for sale debt securities totaled $11.7 million at December 31, 2024 and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held-to-maturity securities, as of the dates indicated.

	December 31, 2024		December 31, 2023		December 31, 2022
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$508,158	15.8%	$480,615	15.1%	$596,638	17.8%
Non-GSE certificates & CMOs	214,175	6.7%	196,860	6.2%	224,706	6.7%
ABS	652,334	20.3%	627,635	19.7%	848,427	25.3%
Corporate	98,315	3.1%	120,741	3.8%	138,861	4.1%
Other	4,065	0.1%	3,888	0.1%	3,844	0.1%

PACE assessments:
Residential PACE assessments	152,011	4.7%	53,303	1.7%	—	—%

Total available for sale	1,629,058	50.7%	1,483,042	46.6%	1,812,476	54.0%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	188,194	5.9%	194,329	6.1%	187,652	5.6%
Non-GSE certificates & CMOs	73,850	2.3%	79,406	2.5%	83,103	2.5%
ABS	215,161	6.7%	279,916	8.8%	288,683	8.6%
Municipal	65,090	2.0%	66,635	2.1%	67,986	2.0%
Other	—	—%	—	—%	2,000	0.1%

PACE assessments:
Commercial PACE assessments	268,692	8.4%	258,306	8.1%	255,424	7.6%
Residential PACE assessments	775,922	24.0%	818,963	25.8%	656,453	19.6%

Total held-to-maturity	1,586,909	49.3%	1,697,555	53.4%	1,541,301	46.0%

Total securities	$3,215,967	100.0%	$3,180,597	100.0%	$3,353,777	100.0%

The following table show contractual maturities and yields for the available for sale and held-to-maturity securities portfolios:

Contractual Maturity as of December 31, 2024
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$11,155	2.7%	$54,750	4.3%	$471,408	4.1%
Non-GSE certificates & CMOs	—	—%	6,750	5.8%	—	—%	222,763	3.7%
ABS	—	—%	25,324	6.0%	208,792	6.0%	431,432	5.4%
Corporate	—	—%	33,479	4.5%	76,003	3.7%	—	—%
Other	—	—%	4,197	5.1%	—	—%	—	—%

PACE assessments:
Residential PACE assessments	7	—%	1,585	0.1%	4,184	0.2%	144,408	7.2%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,655	3.1%	22,127	3.0%	151,412	2.9%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	73,850	2.3%
ABS	—	—%	—	0.0%	121,723	6.1%	93,438	3.9%
Municipal	—	—%	9,458	3.7%	3,524	2.2%	52,108	2.8%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	5,663	0.1%	263,029	5.3%
Residential PACE assessments	2,624	—%	9,779	0.1%	34,323	0.2%	729,196	4.9%

Total securities	$2,631	0.0%	$116,382	4.5%	$531,089	5.4%	$2,633,044	4.7%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of December 31, 2024:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	% Not Rated	Total
CLO Commercial & Industrial	$523,630	61%	3.1	100%	98%	2%	0%	0%	0%	100%
Consumer	186,212	21%	5.0	0%	33%	38%	29%	0%	0%	100%
Mortgage	85,199	10%	1.7	100%	100%	0%	0%	0%	0%	100%
Student	72,454	8%	4.1	76%	73%	27%	0%	0%	0%	100%
Total Securities:	$867,495	100%	3.4	77%	82%	12%	6%	0%	0%	100%
Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86% carry AAA credit ratings and 14% carry A credit ratings or higher. Approximately 75% of this portfolio is classified as “available for sale.”
Loans
Lending-related income is an important component of our net interest income and is a main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.61 billion as of December 31, 2024 compared to $4.35 billion as of December 31, 2023. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. Within our retail loan portfolio, our primary focus has been on residential one-to-four family (1st lien) mortgages and residential solar loans.
We actively purchase loans from other originating institutions that we believe provide attractive risk-adjusted returns or for CRA purposes. Over the last two years we have made the following loan purchases:
•In 2024, we purchased $19.7 million of residential mortgages, $2.3 million of commercial loans that are unconditionally guaranteed by the U.S. Government, and $11.8 million of commercial energy efficient loans.
•In 2023, we purchased $39.2 million of residential solar loans, $13.7 million of residential mortgages, $1.7 million of commercial loans that are unconditionally guaranteed by the U.S. Government, $2.1 million of consumer home improvement loans and $10.8 million of commercial energy efficient loans.
We plan to selectively evaluate the purchase of additional loan pools that meet our underwriting criteria as part of our strategic plan.

The following table sets forth the composition of our loan portfolio, as of December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2024		December 31, 2023
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,175,490	25.2%	$1,010,998	22.9%
Multifamily mortgages	1,351,604	28.9%	1,148,120	26.1%
Commercial real estate mortgages	411,387	8.8%	353,432	8.0%
Construction and land development mortgages	20,683	0.4%	23,626	0.5%
Total commercial portfolio	2,959,164	63.3%	2,536,176	57.5%

Retail portfolio:
Residential real estate lending	1,313,617	28.1%	1,425,596	32.3%
Consumer solar	365,516	7.8%	408,260	9.3%
Consumer and other	34,627	0.8%	41,287	0.9%
Total retail portfolio	1,713,760	36.7%	1,875,143	42.5%
Total loans	4,672,924	100.0%	4,411,319	100.0%

Allowance for credit losses	(60,086)		(65,691)
Total loans, net	$4,612,838		$4,345,628
Commercial loan portfolio
Our commercial loan portfolio comprised 63.3% of our total loan portfolio at December 31, 2024 and 57.5% of our total loan portfolio at December 31, 2023. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at December 31, 2024 by exposure was $8.6 million with a median size of $0.8 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.18 billion at December 31, 2024, which comprised 25.2% of our total loan portfolio. During the year ended 2024, the C&I loan portfolio increased by 16.3% from $1.01 billion at December 31, 2023.
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
Our multifamily loans totaled $1.35 billion at December 31, 2024, which comprised 28.9% of our total loan portfolio. During the year ended 2024, the multifamily loan portfolio increased by 17.7% from $1.15 billion at December 31, 2023.
CRE. Our CRE loans are used to purchase or refinance office buildings, owner-occupied office buildings, retail centers, industrial facilities, mixed-used buildings, and education centers. Our CRE loans totaled $411.4 million at December 31, 2024, which comprised 8.8% of our total loan portfolio. During the year ended December 31, 2024, the CRE loan portfolio increased by 16.4% from $353.4 million at December 31, 2023.

Retail loan portfolio
Our retail loan portfolio comprised 36.7% of our total loan portfolio at December 31, 2024 and 42.5% of our loan portfolio at December 31, 2023. The major categories of our retail loan portfolio are discussed below:
Residential real estate lending. Our residential one-to-four family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of December 31, 2024, approximately 80% of our residential one-to-four family mortgage loans were either originated by our loan officers or were acquired in our acquisition of New Resource Bank, and approximately 20% were purchased or acquired. Our residential real estate lending loans totaled $1.31 billion at December 31, 2024, which comprised 76.7% of our retail loan portfolio and 28.1% of our total loan portfolio. During the year ended December 31, 2024, our residential real estate lending loans decreased by 7.9% from $1.43 billion at December 31, 2023.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code ("UCC") financing statements. Our consumer solar loans totaled $365.5 million at December 31, 2024, which comprised 7.8% of our total loan portfolio, compared to $408.3 million, or 9.3%, of our total loan portfolio at December 31, 2023.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $34.6 million at December 31, 2024, which comprised 0.8% of our total loan portfolio, compared to $41.3 million, or 0.9% of our total loan portfolio, at December 31, 2023.
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
The following table summarizes our loans held for investment portfolio at December 31, 2024 by maturity date.

(In thousands)	One year or less	After one but within five years	After 5 years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$198,520	$514,778	$298,667	$163,525	$1,175,490
Multifamily	176,857	900,382	273,541	824	1,351,604
Commercial real estate	120,373	239,408	45,132	6,474	411,387
Construction and land development	20,683	—	—	—	20,683

Retail Portfolio:
Residential real estate lending	178	4,959	128,395	1,180,085	1,313,617
Consumer solar	—	2,220	66,119	297,177	365,516
Consumer and other	801	1,806	23,567	8,453	34,627
Total Loans	$517,412	$1,663,553	$835,421	$1,656,538	$4,672,924

The following table presents our loans held for investment with maturity due after December 31, 2025:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$599,022	$377,948	$976,970
Multifamily	1,143,372	31,375	1,174,747
Commercial real estate	284,720	6,294	291,014

Retail Portfolio:
Residential real estate lending	762,739	550,700	1,313,439
Consumer solar	365,516	—	365,516
Consumer and other	33,696	130	33,826
Total Loans	$3,189,065	$966,447	$4,155,512
Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. For further discussion of the adoption of and methodology under the CECL standard, refer to Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K.
The following tables presents, by loan type, the changes in the allowance for the periods indicated. With the adoption of the CECL standard, the allowance for credit losses for the year ended December 31, 2024 and December 31, 2023 is calculated under the expected credit losses model. For the year ended December 31, 2022, the allowance on loans presented is the allowance for loan losses using the incurred loss model.

	Year Ended December 31,
(In thousands)	2024	2023	2022

Beginning balance	$65,691	$45,031	$35,866
Adoption of ASU No. 2016-13	—	21,229	—
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(8,144)	(1,726)	—
Multifamily	(510)	(2,367)	(416)
Construction and land development	—	(4,664)	(389)
Retail portfolio:
Residential real estate lending	(1,182)	(65)	(2,448)
Consumer solar	(7,694)	(6,966)	(4,942)
Consumer and other	(320)	(270)	(201)
Total loan charge-offs	(17,850)	(16,058)	(8,396)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	78	53	274
Multifamily	—	20	—
Construction and land development	398	—	2
Retail portfolio:
Residential real estate lending	992	706	1,800
Consumer solar	372	1,211	423
Consumer and other	52	36	60
Total loan recoveries	1,892	2,026	2,559
Net charge-offs	(15,958)	(14,032)	(5,837)
Provision for credit losses	10,353	13,463	15,002
Balance at end of period	$60,086	$65,691	$45,031
The allowance for credit losses decreased $5.6 million to $60.1 million at December 31, 2024 from $65.7 million at December 31, 2023. On January 1, 2023, the adoption of the CECL standard increased the allowance for credit losses on loans by $21.2 million to recognize the Day 1 cumulative effect, primarily attributed to our consumer solar portfolio. The ratio of allowance to total loans was 1.29% at December 31, 2024 and 1.49% at December 31, 2023. Considering the Day 1 cumulative effect, the ratio of allowance to total loans at January 1, 2023 was 1.61%.
At December 31, 2024, the allowance for credit losses on held-to-maturity securities was $0.7 million compared to $0.7 million at December 31, 2023. On January 1, 2023, an allowance of $0.7 million was recorded to recognize the Day 1 cumulative effect, primarily attributed to commercial and residential PACE assessments. Additionally, the allowance for expected credit losses on off-balance sheet loan exposures was increased by $2.7 million to recognize the Day 1 cumulative impact of adopting the CECL standard.

Allocation of Allowance for Credit Losses on Loans
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At December 31, 2024		At December 31, 2023		At December 31, 2022
(In thousands)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$13,505	25.2%	$18,331	22.9%	$12,916	22.5%
Multifamily	2,794	28.9%	2,133	26.1%	7,104	23.6%
Commercial real estate	1,600	8.8%	1,276	8.0%	3,627	8.2%
Construction and land development	1,253	0.4%	24	0.5%	825	0.9%
Total commercial portfolio	$19,152	63.3%	$21,764	57.5%	$24,472	55.2%

Retail Portfolio:
Residential real estate lending	9,493	28.1%	13,273	32.3%	11,338	33.5%
Consumer solar	29,095	7.8%	27,978	9.3%	6,867	10.2%
Consumer and other	2,346	0.8%	2,676	0.9%	2,354	1.1%
Total retail portfolio	$40,934	36.7%	$43,927	42.5%	$20,559	44.8%

Total allowance for credit losses	$60,086		$65,691		$45,031
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed. The table is only applicable for the years ended December 31, 2024 and December 31, 2023 due to CECL adoption as of January 1, 2023:

	December 31, 2024		December 31, 2023
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.9%	$—	11.4%
Non-GSE certificates & CMOs	49	4.7%	54	4.7%
ABS	—	13.6%	—	16.5%
Municipal	—	4.1%	—	3.9%
Total traditional securities	$49	34.3%	$54	36.5%

PACE assessments:
Commercial PACE assessments	$268	16.9%	$258	15.2%
Residential PACE assessments	387	48.8%	409	48.3%
Total retail portfolio	$655	65.7%	$667	63.5%

Total allowance for credit losses on securities	$704		$721

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

The following table sets forth information about our nonperforming assets as of December 31, 2024,December 31, 2023 and December 31, 2022 :

(In thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Loans 90 days past due and accruing	$—	$—	$—
Nonaccrual loans held for sale	4,853	989	6,914
Nonaccrual loans - Commercial	16,041	23,189	18,308
Nonaccrual loans - Retail	4,968	9,994	3,391
Nonaccrual securities	8	31	36
Total nonperforming assets	$25,870	34,203	28,649

Nonaccrual loans:
Commercial and industrial	$872	7,533	9,629
Multifamily	—	—	3,828
Commercial real estate	4,062	4,490	4,851
Construction and land development	11,107	11,166	—
Total commercial portfolio	16,041	23,189	18,308

Residential real estate lending	1,771	7,218	1,807
Consumer solar	2,827	2,673	1,584
Consumer and other	370	103	—
Total retail portfolio	4,968	9,994	3,391
Total nonaccrual loans	$21,009	33,183	21,699

Nonperforming assets to total assets	0.31%	0.43%	0.37%
Nonaccrual assets to total assets	0.31%	0.43%	0.36%
Nonaccrual loans to total loans	0.45%	0.75%	0.53%
Allowance for credit losses on loans to nonaccrual loans	286.00%	197.97%	207.53%
Allowance for credit losses on loans to total loans	1.29%	1.49%	1.10%
Net charge-offs to average loans	0.36%	0.33%	0.16%

Ratio of net recoveries (charge-offs) to average loans outstanding during the period:
Commercial and industrial	(0.74)%	(0.17)%	0.03%
Multifamily	(0.04)%	(0.22)%	(0.05)%
Commercial real estate	—%	—%	—%
Construction and land development	(1.80)%	(15.21)%	(1.12)%
Total commercial portfolio	(0.33)%	(0.36)%	(0.03)%

Residential real estate lending	(0.01)%	0.05%	(0.05)%
Consumer solar	(1.89)%	(1.39)%	(1.32)%
Consumer and other	(0.71)%	(0.53)%	(0.39)%
Total retail portfolio	(0.43)%	(0.29)%	(0.33)%
Total	(0.37)%	(0.33)%	(0.16)%

Nonperforming assets totaled $25.9 million, or 0.31% of period-end total assets at December 31, 2024, a decrease of $8.3 million, compared with $34.2 million, or 0.43% of period-end total assets at December 31, 2023. The decrease in nonperforming assets at December 31, 2024 compared to December 31, 2023 was primarily driven by an decrease in commercial and industrial loans on nonaccrual status.
Refer to "Allowance for Credit Losses" for discussion on the allowance for credit losses.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $109.4 million, or 1.3% of total assets, at December 31, 2024, as follows: $79.9 million are commercial loans currently in workout that management expects will be rehabilitated; $6.2 million are residential real estate loans at 30-89 days delinquent and $5.6 million are consumer loans at 30-89 days delinquent.
At December 31, 2024, an $8.2 million multifamily loan that was in the process of being refinanced has been included as 30-89 days past due as it was past the maturity date. This loan was subsequently refinanced and is performing in accordance with the updated terms.
Resell Agreements
As of December 31, 2024, we entered into $23.7 million in short term investments of resell agreements backed by residential mortgage loans, with a weighted interest rate of 6.91%. As of December 31, 2023, we entered into $50.0 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.34%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $42.4 million at December 31, 2024 and $56.6 million at December 31, 2023. As of December 31, 2024, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.18 billion at December 31, 2024, compared to $7.01 billion at December 31, 2023. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of December 31, 2024 and December 31, 2023, we had approximately $969.6 million and $1.19 billion, respectively, in on-balance sheet and off-balance sheet political deposits which are primarily in demand deposits.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2024, December 31, 2023 and December 31, 2022.

	2024			2023			2022
	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid	Average Balance	Income / Expense	Average Rate Paid
(In thousands)
Non-interest-bearing demand and transaction deposits	$3,373,047	$—	0.00%	$3,045,013	$—	0.00%	$3,746,152	$—	0.00%
NOW accounts	187,996	1,887	1.00%	193,765	1,804	0.93%	207,675	450	0.22%
Money market deposit accounts	3,178,206	92,747	2.92%	2,787,911	54,334	1.95%	2,391,641	8,753	0.37%
Savings accounts	333,770	4,728	1.42%	362,731	3,680	1.01%	382,372	866	0.23%
Time deposits	210,599	7,706	3.66%	167,167	3,452	2.07%	185,692	961	0.52%
Brokered CDs	122,035	6,393	5.24%	364,833	17,854	4.89%	9,338	26	0.28%
	$7,405,653	$113,461	1.53%	$6,921,420	$81,124	1.17%	$6,922,870	$11,056	0.16%

With participation through ICS, our off-balance sheet deposits totaled zero at December 31, 2024 and $303.1 million at December 31, 2023.
We had uninsured deposits of $3.71 billion, $4.04 billion, and $4.52 billion for the years ended 2024, 2023, and 2022, respectively. The decrease in uninsured deposits compared to the prior year is driven by customers moving excess funds into reciprocal deposit products.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2024 are summarized as follows:

Maturities as of December 31, 2024
(In thousands)
Within three months	$8,715
After three but within six months	23,507
After six months but within twelve months	15,251
After twelve months	1,009
$48,482
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
At December 31, 2024, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $60.7 million, or 0.7% of total assets, compared to $90.6 million, or 1.1% of total assets at December 31, 2023. The $29.8 million, or 32.9%, decrease is due to normal business activities, strategic investment securities sales, and borrowings. Our available for sale securities at December 31, 2024 were $1.63 billion, or 19.7% of total assets, compared to $1.48 billion, or 18.6% of total assets at December 31, 2023. Available for sale securities with an aggregate fair value at December 31, 2024 of $1.05 billion were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.45 billion were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2024, we had $250.7 million in advances from the FHLBNY and a remaining credit availability of $1.78 billion. In addition, we maintain additional borrowing capacity of approximately $890.7 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes. There was no outstanding balance related to borrowings from the Bank Term Funding Program ("BTFP") at December 31, 2024.
We also had $63.7 million in subordinated debt, net of issuance costs. We had $5.9 million in repurchase of subordinated debt. Our cash and borrowing capacity totaled $2.74 billion of immediately available funds, in addition to unpledged securities with two-day availability of $441.0 million for total liquidity within two-days of $3.18 billion, which provided coverage for 86% of total uninsured deposits.
The Company is party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities. As of December 31, 2024, the estimated remaining commitment was $100.0 million. This was increased to $250.0 million in February 2025 and extended to December 2026. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.

Capital Resources
Total stockholders’ equity at December 31, 2024 was $707.7 million, compared to $585.4 million at December 31, 2023, an increase of $122.3 million. The increase was primarily driven by $106.4 million in net income and a $27.4 million increase in accumulated other comprehensive income due to the mark to market on our available for sale securities portfolio, offset by $14.3 million in dividends paid at $0.46 per outstanding share, and $1.1 million in stock repurchases.
We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.
Basel III regulatory capital rules impose minimum capital requirements for bank holding companies and banks. Theese rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). The capital conservation is equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios for the Company and the Bank at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Actual	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December 31, 2024
Consolidated:
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$829,871	15.35%	$432,493	8.00%	$540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%

December 31, 2023
Consolidated:
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$752,828	14.93%	$403,266	8.00%	$504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of December 31, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.
Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of December 31, 2024:

December 31, 2024
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$250,706	$250,706	$—	$—	$—
Subordinated Debt	63,703	—	—	—	63,703
Operating Leases	20,398	10,774	9,624	—	—
Certificates of Deposit	239,215	227,555	10,156	1,504	—
	$574,022	$489,035	$19,780	$1,504	$63,703

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
We manage our interest rate risk by monitoring calculated risk measures and balance sheet trends such as growth in fixed rate loans, deposit trends and other factors that affect our risk profile. In order to counter changes in risk, we evaluate costs and other trade-offs associated with changing the composition of assets and liabilities; such as selling fixed rate securities, extending the term of borrowings, derivative hedging transactions, changing pricing of loans or deposits or selling residential mortgage loans in the secondary market. We do not engage in speculative trading activities relating to interest rates, foreign exchange rates, commodity prices, equities or credit.
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of December 31, 2024 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of December 31, 2024	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-19.6%	(317,148)	-7.1%	(21,249)
+200 basis points	-11.8%	(191,348)	-3.1%	(9,346)
+100 basis points	-4.5%	(72,895)	-0.7%	(2,047)
-100 basis points	-0.5%	(7,698)	-2.1%	(6,390)
-200 basis points	-5.8%	(93,436)	-5.5%	(16,534)
-300 basis points	-16.4%	(264,541.1)	-9%	(27,389)
-400 basis points	-36.1%	(583,218.2)	-15%	(44,716)

Item 8.      Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$4,042	$2,856
Interest-bearing deposits in banks	56,707	87,714
Total cash and cash equivalents	60,749	90,570
Securities:
Available for sale, at fair value:
Traditional securities	1,477,047	1,429,739
Property Assessed Clean Energy ("PACE") assessments	152,011	53,303
	1,629,058	1,483,042
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $49 and $54, respectively	542,246	620,232
PACE assessments, net of allowance for credit losses of $655 and $667, respectively	1,043,959	1,076,602
	1,586,205	1,696,834

Loans held for sale	37,593	1,817
Loans receivable, net of deferred loan origination fees and costs	4,672,924	4,411,319
Allowance for credit losses	(60,086)	(65,691)
Loans receivable, net	4,612,838	4,345,628

Resell agreements	23,741	50,000
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	15,693	4,389
Accrued interest receivable	61,172	55,484
Premises and equipment, net	6,386	7,807
Bank-owned life insurance	108,026	105,528
Right-of-use lease asset	14,231	21,074
Deferred tax asset, net	42,437	56,603
Goodwill	12,936	12,936
Intangible assets, net	1,487	2,217
Equity method investments	8,482	13,024
Other assets	35,858	25,371
Total assets	$8,256,892	$7,972,324

Liabilities
Deposits	$7,180,605	$7,011,988
Borrowings	314,409	304,927
Operating leases	19,734	30,646
Other liabilities	34,490	39,399
Total liabilities	7,549,238	7,386,960
Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,809,484 and 30,736,141 shares issued, respectively, and 30,670,982 and 30,428,359 shares outstanding, respectively)	308	307
Additional paid-in capital	288,656	288,232
Retained earnings	480,144	388,033
Accumulated other comprehensive loss, net of income taxes	(58,637)	(86,004)
Treasury stock, at cost (138,502 and 307,782 shares, respectively)	(2,817)	(5,337)
Total Amalgamated Financial Corp. stockholders' equity	707,654	585,231
Noncontrolling interests	—	133
Total stockholders' equity	707,654	585,364
Total liabilities and stockholders’ equity	$8,256,892	$7,972,324
See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Dollars in thousands, except for per share amounts)

	Year Ended December 31,
	2024	2023	2022

INTEREST AND DIVIDEND INCOME
Loans	$215,380	$191,295	$145,649
Securities	177,247	161,003	110,654
Interest-bearing deposits in banks	8,669	5,779	2,186
Total interest and dividend income	401,296	358,077	258,489
INTEREST EXPENSE
Deposits	113,461	81,124	11,056
Borrowed funds	5,405	15,642	7,593
Total interest expense	118,866	96,766	18,649
NET INTEREST INCOME	282,430	261,311	239,840
Provision for credit losses	10,284	14,670	15,002
Net interest income after provision for credit losses	272,146	246,641	224,838
NON-INTEREST INCOME
Trust Department fees	15,186	15,175	14,449
Service charges on deposit accounts	32,178	10,999	10,999
Bank-owned life insurance income	2,498	2,882	3,868
Losses on sale of securities	(9,698)	(7,392)	(3,637)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	(8,197)	32	(610)
Loss on other real estate owned, net	—	—	(168)
Equity method investments income (loss)	(831)	4,932	(2,773)
Other income	2,079	2,708	1,769
Total non-interest income	33,215	29,336	23,897
NON-INTEREST EXPENSE
Compensation and employee benefits	93,766	85,774	74,712
Occupancy and depreciation	13,081	13,605	13,723
Professional fees	9,957	9,637	10,417
Data processing	19,802	17,744	17,732
Office maintenance and depreciation	2,471	2,830	3,012
Amortization of intangible assets	730	888	1,046
Advertising and promotion	3,731	4,181	3,741
Federal deposit insurance premiums	3,715	4,018	3,228
Other expense	12,519	12,570	12,960
Total non-interest expense	159,772	151,247	140,571
Income before income taxes	145,589	124,730	108,164
Income tax expense	39,155	36,752	26,687
Net income	$106,434	$87,978	$81,477
Earnings per common share - basic	$3.48	$2.88	$2.64
Earnings per common share - diluted	$3.44	$2.86	$2.61

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Loss) (Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022

Net income	$106,434	$87,978	$81,477
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	172	243	635
Net unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities available for sale	25,415	22,183	(163,001)
Reclassification adjustment for losses realized in income	9,698	7,392	3,621
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,232	1,895	1,255
Net unrealized gains (losses) on securities	37,345	31,470	(158,125)
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges	514	—	—
Reclassification adjustment for losses realized in income	130	—	—
Net unrealized gains on cash flow hedges	644	—	—
Other comprehensive income (loss), before tax	38,161	31,713	(157,490)
Income tax benefit (expense)	(10,794)	(9,010)	43,374
Total other comprehensive income (loss), net of taxes	27,367	22,703	(114,116)
Total comprehensive income (loss), net of taxes	$133,801	$110,681	$(32,639)
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2022	31,130,143	$311	$297,975	$260,047	$5,409	$—	$563,742	$133	$563,875
Net income	—	—	—	81,477	—	—	81,477	—	81,477
Dividend declared on AREMCO class B shares	—	—	—	(22)	—	—	(22)	—	(22)
Common stock issued under Employee Stock Purchase Plan	31,765	—	665	—	—	—	665	—	665
Dividends on common stock, net	—	—	—	(11,227)	—	—	(11,227)	—	(11,227)
Repurchase of shares	(669,176)	(7)	(12,471)	—	—	—	(12,478)	—	(12,478)
Exercise of stock options, net of repurchases	92,244	1	(898)	—	—	—	(897)	—	(897)
Restricted stock unit vesting, net of repurchases	115,222	2	(1,006)	—	—	—	(1,004)	—	(1,004)
Stock-based compensation expense	—	—	2,682	—	—	—	2,682	—	2,682
Other comprehensive loss, net of taxes	—	—	—	—	(114,116)	—	(114,116)	—	(114,116)
Balance at December 31, 2022	30,700,198	307	286,947	330,275	(108,707)	—	508,822	133	508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	87,978	—	—	87,978	—	87,978
Common stock issued under Employee Stock Purchase Plan	43,387	—	25	—	—	779	804	—	804
Dividends on common stock, net	—	—	—	(12,395)	—	—	(12,395)	—	(12,395)
Repurchase of shares	(474,689)	—	—	—	—	(8,315)	(8,315)	—	(8,315)
Exercise of stock options, net of repurchases	28,739	—	(474)	—	—	383	(91)	—	(91)
Restricted stock unit vesting, net of repurchases	130,724	—	(2,953)	—	—	1,816	(1,137)	—	(1,137)
Stock-based compensation expense	—	—	4,687	—	—	—	4,687	—	4,687
Other comprehensive income, net of taxes	—	—	—	—	22,703	—	22,703	—	22,703
Balance at December 31, 2023	30,428,359	307	288,232	388,033	(86,004)	(5,337)	585,231	133	585,364
Net income	—	—	—	106,434	—	—	106,434	—	106,434
Common stock issued under Employee Stock Purchase Plan and Dividend Reinvestment Program	28,138	—	605	—	—	184	789	—	789
Dividends on common stock, net	—	—	—	(14,323)	—	—	(14,323)	—	(14,323)
Redemption of AREMCO class B shares	—	—	(19)	—	—	—	(19)	(133)	(152)
Repurchase of common stock	(35,222)	—	—	—	—	(1,130)	(1,130)	—	(1,130)
Exercise of stock options, net of repurchases	107,110	—	(1,772)	—	—	1,215	(557)	—	(557)
Restricted stock unit vesting, net of repurchases	142,597	1	(3,924)	—	—	2,251	(1,672)	—	(1,672)
Stock-based compensation expense	—	—	5,534	—	—	—	5,534	—	5,534
Other comprehensive income, net of taxes	—	—	—	—	27,367	—	27,367	—	27,367
Balance at December 31, 2024	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654	$—	$707,654
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,434	$87,978	$81,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,703	5,509	9,304
Amortization of intangible assets	730	888	1,046
Deferred income tax expense	5,175	4,244	14,375
Provision for credit losses	10,284	14,670	15,002
Stock-based compensation expense	5,534	4,687	2,682
OTTI gain recognized in earnings	—	—	(16)
Net (income) loss from equity method investments	831	(4,932)	2,773
Net loss on sale of securities available for sale	9,698	7,392	3,637
Net (gain) loss on sale of loans and change in fair value on loans held-for-sale, net	8,197	(32)	610
Net loss on sale of other real estate owned	—	—	168
Net gain on redemption of bank-owned life insurance	—	(613)	(1,895)
Net gain on repurchase of subordinated debt	(1,076)	(1,417)	(617)
Proceeds from sales of loans held for sale	22,131	17,799	28,414
Originations of loans held for sale	(21,702)	(14,558)	(8,391)
Increase in cash surrender value of bank-owned life insurance	(2,498)	(2,269)	(1,973)
Decrease in accrued interest receivable	(5,688)	(14,043)	(12,621)
Decrease (increase) in other assets	(2,440)	11,740	19,114
Increase (decrease) in other liabilities	(16,248)	181	(5,767)
Net cash provided by operating activities	124,065	117,224	147,322
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(360,157)	(317,211)	(826,273)
Proceeds from sales of loans	36,590	—	—
Purchase of securities available for sale	(824,549)	(116,453)	(678,910)
Purchase of securities held-to-maturity	(92,169)	(264,498)	(584,906)
Proceeds from sales of securities available for sale	394,118	285,408	249,936
Maturities, principal payments and redemptions of securities available for sale	310,786	167,783	325,614
Maturities, principal payments and redemptions of securities held-to-maturity	204,346	108,877	139,326
Decrease (increase) in resell agreements	26,259	(24,246)	203,264
Decrease (increase) in equity method investments	1,908	(757)	(7,359)
Decrease (increase) in FHLBNY stock, net	(11,304)	25,218	(25,887)
Purchases of premises and equipment, net	(1,775)	(1,477)	(1,668)
Proceeds from redemption of bank-owned life insurance	—	2,949	4,233
Proceeds from sale of other real estate owned	—	—	139
Net cash provided by (used in) investing activities	(315,947)	(134,407)	(1,202,491)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	168,617	416,951	238,782
Increase (decrease) in other borrowings, net	16,325	(345,619)	580,000
Repurchase of subordinated debt	(5,925)	(6,047)	(5,633)
Common stock issued under Employee Stock Purchase Plan and Dividend Reinvestment Plan	789	804	665

Redemption of AREMCO class B shares	(152)	—	—
Repurchase of common stock	(1,130)	(8,315)	(12,478)
Dividends paid on common stock	(14,234)	(12,333)	(11,211)
Payments related to repurchase of common stock for equity awards	(2,229)	(1,228)	(1,901)
Net cash provided by financing activities	162,061	44,213	788,224
Increase (decrease) in cash, cash equivalents, and restricted cash	(29,821)	27,030	(266,945)
Cash, cash equivalents, and restricted cash at beginning of year	90,570	63,540	330,485
Cash, cash equivalents, and restricted cash at end of year	$60,749	$90,570	$63,540

Supplemental disclosures of cash flow information:
Interest paid during the year	$128,780	$85,714	$18,000
Income taxes paid during the year	30,108	22,625	6,646
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	560	—	2,337
Loans transferred from held-for-sale	—	4,664	25,304
Loans transferred to held-for-sale	81,589	3,581	—
Purchase of securities available for sale, net not settled	—	—	14,000
Securities available for sale transferred to held-to-maturity	—	—	260,112
Cumulative change due to adoption of ASU No. 2016-13	—	17,825	—

See accompanying notes to consolidated financial statements

Notes to the Consolidated Financial Statements
1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation
Amalgamated Financial Corp., a Delaware public benefit corporation (the "Company"), was formed on August 25, 2020 to serve as the holding company for Amalgamated Bank and is a bank holding company registered with the Federal Reserve Board of Governors under the Bank Holding Company Act of 1956, as amended. On March 1, 2021 the Company acquired all of the outstanding stock of Amalgamated Bank, a New York state-chartered commercial bank in a statutory share exchange transaction (the “Reorganization”) effected under New York law and in accordance with the terms of a Plan of Acquisition dated September 4, 2020. Pursuant to the Reorganization, the Bank became the sole subsidiary of the Company, the Company became the holding company for the Bank and the stockholders of the Bank became stockholders of the Company.
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
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents, and restricted cash include cash, due from banks, interest-bearing deposits in other banks and federal funds sold with original maturities of three months or less. The Company had $0.7 million and $0.4 million in restricted cash as of December 31, 2024 and December 31, 2023, respectively and is included in total cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company’s restricted cash reflects funds held in other financial institutions to secure business operating rights or contractually obligated minimum account funding requirements.
Securities
Purchases of investments in debt securities are designated as either trading, available for sale or held-to-maturity depending on the intent and ability to hold the securities. The initial designation is made at the time of purchase.
As of December 31, 2024 and December 31, 2023, the Company had no securities designated as trading.
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
Derivatives
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
Loans Held for Sale
Loans held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Loans originated for sale are recorded at cost and loans transferred to loans held for sale are transferred at fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current earnings. Gains or losses resulting from sales of loans held for sale, net of unamortized deferred fees and costs, are recognized at the time of sale and are included in other non-interest income on the Consolidated Statements of Income. The Company had $37.6 million and $1.8 million of loans classified as held for sale as of December 31, 2024 and December 31, 2023, respectively.

Notes to the Consolidated Financial Statements
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
Loans are considered modifications made to borrowers experiencing financial difficulty if the borrower is experiencing financial difficulty at the time of the modification and the modification is in the form of: (i) principal forgiveness; (ii) an interest rate reduction; (iii) other-than-insignificant payment delay; (iv) a term extension, or (v) any combination of the aforementioned. If a modification results in an effective interest rate less than the market rate for comparable loans with similar collection risks, a change in present value of cash flows of at least 10%, or is more than minor based on the specific facts and circumstances, the modification is accounted for as a new receivable. Absent these conditions, the modification is accounted for as a continuation of the existing receivable.
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
Accrued interest receivable is excluded from the estimate of expected credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methodology:
Non-GSE residential and commercial mortgage-backed securities held by the Company are secured by pools of commercial or residential certificates.
Asset-backed securities ("ABS") held by the Company are secured by pools of consumer products such as student loans, consumer loans, and consumer residential solar loans.

Notes to the Consolidated Financial Statements
Property assessed clean energy ("PACE assessments") held by the Company are secured low loan-to-value long-term funding for energy efficient and renewable energy projects for residential or commercial projects.
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
The principal business of the Company is lending in commercial and industrial loans, multifamily mortgage loans, commercial real estate loans, residential real estate mortgage loans, consumer solar, and consumer and other loans. The Company considers its primary lending area to be the states of New York and California, and Washington, D.C. A substantial portion of the Company’s loans are secured by real estate in these areas. Accordingly, the ultimate collectability of the loan portfolio is susceptible to changes in market and economic conditions in this region.
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

Notes to the Consolidated Financial Statements
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
Consumer Solar Loans - Loans in this classification are secured by Uniform Commercial Code filings. This portfolio is comprised of residential solar loans. Repayment is dependent on the credit quality of the individual borrower and, if applicable, sale of the collateral securing the loan. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.
Consumer and Other Loans - Loans in this classification are unsecured. This portfolio is comprised of student loans and other consumer products. Repayment is dependent on the credit quality of the individual borrower. Therefore, the overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this loan class.
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

Notes to the Consolidated Financial Statements
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
Other Real Estate Owned
Other real estate owned (“OREO”) properties acquired through, or in lieu of, foreclosure are recorded initially at fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance prior to transfer. OREO assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest income. Costs relating to the development and improvement of other real estate owned are capitalized. Costs relating to holding other real estate owned, including real estate taxes, insurance and maintenance, are charged to expense as incurred. The balance of OREO was $0 at both December 31, 2024 and December 31, 2023.
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
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use ("ROU") assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of lease liabilities. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Leases are classified as financing or operating leases at commencement. All of the Company's leases are classified as operating leases as of December 31, 2024. Operating lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred.

Notes to the Consolidated Financial Statements
Bank-Owned Life Insurance
The Company invests in bank-owned life insurance (“BOLI”). BOLI involves the purchase of life insurance policies by the Company on a select group of employees. The Company is the owner and beneficiary of the policies. The insurance and earnings thereon is used to offset a portion of future employee benefit costs. BOLI is carried at the cash surrender value of the underlying policies. Earnings from BOLI, as well as changes in cash surrender value, are recognized as non-interest income.
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

Notes to the Consolidated Financial Statements
rate, which is evaluated on an annual basis. Other factors include retirement patterns, mortality and turnover assumptions. The Company uses a December 31 measurement date for its post-retirement benefit plans.
Comprehensive Income
Comprehensive income includes net income and all other changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income includes income, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income (loss) and accumulated other comprehensive income (loss) are reported net of deferred income taxes. Accumulated other comprehensive income for the Company includes unrealized holding gains or losses on available for sale securities, unaccreted unrealized losses on securities transferred to held-to-maturity, unrealized holding gains on cash flow hedges, and actuarial gains or losses on the Company’s pension plans. FASB ASC 715‑30 “Compensation – Retirement Benefits – Defined Benefit Plans – Pension” requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year the changes occur through comprehensive income.
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
Resell Agreements
The Company enters into short-term resell agreements backed by residential first-lien mortgage loans. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements. The Company had $23.7 million and $50.0 million in resell agreements as of December 31, 2024 and December 31, 2023, respectively. The resell agreements were entered into at par, and earned $5.9 million, $0.7 million, and $4.2 million in interest income for the years ended December 31, 2024, 2023, and 2022, respectively. Interest income on resell agreements is reported in interest income from securities on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements
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

Notes to the Consolidated Financial Statements

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
Accounting Standards Effective in 2024 and onward
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
On March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to expand the use of the proportional amortization method of accounting, previously allowed only for investments in low-income housing tax credit structures, to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and net presentation within the income tax line item. This expansion to other investments simplifies the accounting for reporting entities and can provide users with a better understanding of these investments. The Company adopted the standard for the year ended December 31, 2024. The adoption did not impact the existing equity investments in tax structures.
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the standard for the year ended December 31, 2024. The adoption resulted in a disclosure requirement but did not result in a material impact on the Company’s Consolidated Financial Statements See Note 20.
Accounting Standards recently issued but not yet Effective
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
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
Other comprehensive income (loss) components and related income tax effects were as follows:

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$150	$174	$268
Reclassification adjustment for prior service expense included in other expense for the year ended December 31, 2024, and in compensation and employee benefits for the year ended December 31, 2023 and 2022	29	29	29
Change in obligation for other benefits	(7)	40	338
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	172	243	635
Income tax expense	(55)	(72)	(185)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	117	171	450

Securities
Unrealized holding gains (losses) on available for sale securities	25,415	22,183	(163,001)
Reclassification adjustment for losses realized in income on sale of securities	9,698	7,392	3,621
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,232	1,895	1,255
Change in unrealized gains (losses) on available for sale securities	37,345	31,470	(158,125)
Income tax benefit (expense)	(10,566)	(8,938)	43,559
Net change in unrealized gains (losses) on securities	26,779	22,532	(114,566)

Derivatives
Unrealized holding gains on cash flow hedges	514	—	—
Reclassification adjustment for losses realized in income	130	—	—
Change in unrealized gains on cash flow hedges	644	—	—
Income tax expense	(173)	—	—
Net change in unrealized gains on cash flow hedges	471	—	—

Total	$27,367	$22,703	$(114,116)

Notes to the Consolidated Financial Statements
The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

(In thousands)	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gain on cash flow hedges	Total Accumulated Other Comprehensive Loss
Balance as of January 1, 2022	$(2,102)	$7,511	$—	$—	$5,409
Current Period Change	635	(142,230)	(15,895)	—	(157,490)
Income Tax Effect	(185)	39,180	4,379	—	43,374
Balance as of December 31, 2022	$(1,652)	$(95,539)	$(11,516)	$—	$(108,707)
Current Period Change	243	29,575	1,895	—	31,713
Income Tax Effect	(72)	(8,384)	(554)	—	(9,010)
Balance as of December 31, 2023	$(1,481)	$(74,348)	$(10,175)	$—	$(86,004)
Current Period Change	172	35,113	2,232	644	38,161
Income Tax Effect	(55)	(9,901)	(665)	(173)	(10,794)
Balance as of December 31, 2024	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)

Notes to the Consolidated Financial Statements
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2024 are as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$537,313	$2,072	$(31,227)	$508,158
Non-GSE certificates and CMOs	229,513	243	(15,581)	214,175
ABS	665,548	1,349	(14,563)	652,334
Corporate	109,482	—	(11,167)	98,315
Other	4,197	—	(132)	4,065
	1,546,053	3,664	(72,670)	1,477,047
PACE assessments:
Residential PACE assessments	150,184	1,827	—	152,011

Total available for sale	$1,696,237	$5,491	$(72,670)	$1,629,058

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$188,194	$707	$(20,679)	$168,222
Non-GSE certificates & CMOs	73,850	—	(5,993)	67,857
ABS	215,161	469	(6,437)	209,193
Municipal	65,090	39	(10,837)	54,292
	542,295	1,215	(43,946)	499,564
PACE assessments:
Commercial PACE assessments	268,692	—	(37,731)	230,961
Residential PACE assessments	775,922	—	(73,727)	702,195
	1,044,614	—	(111,458)	933,156

Total held-to-maturity	$1,586,909	$1,215	$(155,404)	$1,432,720

Allowance for credit losses	(704)

Total held-to-maturity, net of allowance for credit losses	$1,586,205
As of December 31, 2024, available for sale securities with a fair value of $1.05 billion were pledged and held-to-maturity securities with a fair value of $473.2 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to the Consolidated Financial Statements
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2023 are as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
GSE certificates and CMOs	$521,101	$59	$(40,545)	$480,615
Non-GSE certificates and CMOs	218,550	—	(21,690)	196,860
ABS	648,585	40	(20,990)	627,635
Corporate	140,038	—	(19,297)	120,741
Other	4,197	—	(309)	3,888
	1,532,471	99	(102,831)	1,429,739
PACE assessments:
Residential PACE assessments	52,863	440	—	53,303

Total available for sale	$1,585,334	$539	$(102,831)	$1,483,042

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$194,329	$1,099	$(19,693)	$175,735
Non-GSE certificates & CMOs	79,406	9	(6,686)	72,729
ABS	279,916	23	(8,678)	271,261
Municipal	66,635	165	(11,107)	55,693
	620,286	1,296	(46,164)	575,418
PACE assessments:
Commercial PACE assessments	258,306	—	(29,211)	229,095
Residential PACE assessments	818,963	—	(73,967)	744,996
	1,077,269	—	(103,178)	974,091

Total held-to-maturity	$1,697,555	$1,296	$(149,342)	$1,549,509

Allowance for credit losses	(721)

Total held-to-maturity, net of allowance for credit losses	$1,696,834
As of December 31, 2023, available for sale securities with a fair value of $909.9 million were pledged; $512.3 million held-to-maturity securities were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.
During the year ended December 31, 2024 and December 31, 2023, there were no transfers of securities between available for sale and held-to-maturity.

Notes to the Consolidated Financial Statements
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of December 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$7	$7	$2,624	$2,375
Due after one year through five years	64,585	62,934	19,237	18,158
Due after five years through ten years	288,979	279,926	165,233	160,971
Due after ten years	575,840	563,858	1,137,771	1,015,137
	$929,411	$906,725	$1,324,865	$1,196,641
Proceeds received and gains and losses realized on sales of securities are summarized below:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Proceeds	$394,118	$285,408	$249,936

Realized gains	$4	$61	$168
Realized losses	(9,702)	(7,453)	(3,805)
Net realized losses	$(9,698)	$(7,392)	$(3,637)
There were no sales of held-to-maturity securities during the year ended December 31, 2024, December 31, 2023 or December 31, 2022.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low LTV PACE Bonds and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At December 31, 2024 and December 31, 2023, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to the Consolidated Financial Statements
The following summarizes the fair value and unrealized losses for available for sale securities as of December 31, 2024 and December 31, 2023, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$50,828	$881	$249,736	$30,346	$300,564	$31,227
Non-GSE certificates & CMOs	33,778	71	145,329	15,510	179,107	15,581
ABS	121,444	421	151,668	14,142	273,112	14,563
Corporate	—	—	98,315	11,167	98,315	11,167
Other	—	—	3,865	132	3,865	132
Total available for sale	$206,050	$1,373	$648,913	$71,297	$854,963	$72,670

	December 31, 2023
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	$—	$460,239	$40,545	$460,239	$40,545
Non-GSE certificates & CMOs	—	—	196,860	21,690	196,860	21,690
ABS	53,133	122	526,868	20,868	580,001	20,990
Corporate	—	—	120,741	19,297	120,741	19,297
Other	—	—	3,888	309	3,888	309
Total available for sale	$53,133	$122	$1,308,596	$102,709	$1,361,729	$102,831
Available for sale securities
As discussed in Note 1, upon adoption of the Current Expected Credit Losses ("CECL") standard, no allowance for credit losses was recorded on available for sale securities. During the year ended December 31, 2023, the Company sold a corporate bond due to concerns over the issuer and recognized a loss of $1.2 million.
As of December 31, 2024, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.
With respect to the Company’s security investments that are temporarily impaired as of December 31, 2024, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at December 31, 2024.

Notes to the Consolidated Financial Statements
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
With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with only $11.0 million rated below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of December 31, 2024 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.
Accrued interest receivable on securities totaling $38.7 million and $35.1 million at December 31, 2024 and December 31, 2023, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the years ended December 31, 2023 and December 31, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(5)	3	81	79
Charge-offs	(26)	—	—	(26)
Recoveries	—	—	—	—
Balance as of December 31, 2023	$54	$258	$409	$721
Provision for (recovery of) credit losses	(7)	10	(22)	(19)
Charge-offs	—	—	—	—
Recoveries	2	—	—	2
Balance as of December 31, 2024	$49	$268	$387	$704

Federal Home Loan Bank Stock
The Company owned 156,932 shares and 43,892 shares at a cost of $100 per share at December 31, 2024 and December 31, 2023, respectively. Dividend income on FHLBNY stock amounted to approximately $0.4 million, $0.8 million, $0.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.

Notes to the Consolidated Financial Statements
5.    LOANS RECEIVABLE, NET
Loans receivable at amortized cost, net of deferred loan origination fees and costs, are summarized as follows:

	December 31, 2024	December 31, 2023
(In thousands)
Commercial and industrial	$1,175,490	$1,010,998
Multifamily	1,351,604	1,148,120
Commercial real estate	411,387	353,432
Construction and land development	20,683	23,626
Total commercial portfolio	2,959,164	2,536,176
Residential real estate lending	1,313,617	1,425,596
Consumer solar	365,516	408,260
Consumer and other	34,627	41,287
Total retail portfolio	1,713,760	1,875,143
Total loans receivable	4,672,924	4,411,319
Allowance for credit losses	(60,086)	(65,691)
Total loans receivable, net	$4,612,838	$4,345,628
Included in commercial and industrial loans are government guaranteed loans with a balance of $198.5 million at December 31, 2024 and $225.6 million at December 31, 2023. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at December 31, 2024 or December 31, 2023.
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$659	$189	$872	$—	$1,720	$1,173,770	$1,175,490
Multifamily	8,172	—	—	—	8,172	1,343,432	1,351,604
Commercial real estate	—	1,280	4,062	—	5,342	406,045	411,387
Construction and land development	—	—	11,107	—	11,107	9,576	20,683
Total commercial portfolio	8,831	1,469	16,041	—	26,341	2,932,823	2,959,164
Residential real estate lending	5,960	202	1,771	—	7,933	1,305,684	1,313,617
Consumer solar	378	445	2,827	—	3,650	361,866	365,516
Consumer and other	2,487	2,282	370	—	5,139	29,488	34,627
Total retail portfolio	8,825	2,929	4,968	—	16,722	1,697,038	1,713,760
	$17,656	$4,398	$21,009	$—	$43,063	$4,629,861	$4,672,924
Within the table above is an $8.2 million multifamily loan that was in the process of being refinanced at December 31, 2024, and has been included as 30-89 days past due as it was past the maturity date. This loan was subsequently refinanced and is performing in accordance with the updated terms.

Notes to the Consolidated Financial Statements
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2023:

	30-89 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$266	$168	$7,533	$—	$7,967	$1,003,031	$1,010,998
Multifamily	11,968	—	—	—	11,968	1,136,152	1,148,120
Commercial real estate	—	—	4,490	—	4,490	348,942	353,432
Construction and land development	5,199	—	11,166	—	16,365	7,261	23,626
Total commercial portfolio	17,433	168	23,189	—	40,790	2,495,386	2,536,176
Residential real estate lending	6,995	2,133	7,218	—	16,346	1,409,250	1,425,596
Consumer solar	2,569	2,788	2,673	—	8,030	400,230	408,260
Consumer and other	754	231	103	—	1,088	40,199	41,287
Total retail portfolio	10,318	5,152	9,994	—	25,464	1,849,679	1,875,143
	$27,751	$5,320	$33,183	$—	$66,254	$4,345,065	$4,411,319

Within the table above is a $12.0 million multifamily loan that was in the process of being refinanced at December 31, 2023, and has been included as 30-89 days past due as it was past the maturity date. This loan was subsequently refinanced and is performing in accordance with the updated terms.
The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the year ended December 31, 2024:

	Year Ended December 31, 2024
(Iin thousands)	Term Extension	Total	% of Portfolio
Commercial and industrial	$479	$479	—%
Multifamily	11,770	11,770	0.9%
Commercial real estate	4,715	4,715	1.1%
Construction and land development	13,988	13,988	67.6%
Total	$30,952	$30,952
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Year Ended December 31, 2024
Weighted Average Years of Term Extension
Commercial and industrial	0.7
Multifamily	3.3
Commercial real estate	0.3
Construction and land development	0.8
Six loans were permanently modified during the year ended December 31, 2024. One CRE loan and one C&I loan were modified during the year had a payment default during the year ended December 31, 2024.

Notes to the Consolidated Financial Statements
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

Twelve loans were permanently modified during the year ended December 31, 2023. Three loans that were modified during the year had a payment default during the year ended December 31, 2023.
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

Notes to the Consolidated Financial Statements
The following table discloses risk rating of the loans. Information below evaluates the Company’s risk category of loans by class as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$331,879	$82,769	$146,475	$178,107	$218,078	$155,917	$—	$1,113,225
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	—	5,531	15,805	13,403	1,797	—	36,651
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$332,131	$82,769	$165,822	$203,668	$231,481	$159,619	$—	$1,175,490
Current period gross charge-offs	$200	$1,738	$653	$—	$5,553	$—	$—	$8,144
Multifamily:
Pass	$258,985	$226,552	$362,091	$43,413	$451,981	$2	$—	$1,343,024
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,580	—	—	8,580
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$258,985	$226,552	$362,091	$43,413	$460,561	$2	$—	$1,351,604
Current period gross charge-offs	$—	$—	$—	$—	$510	$—	$—	$510
Commercial real estate:
Pass	$100,289	$41,791	$41,266	$46,847	$170,931	$6,201	$—	$407,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,062	—	—	4,062
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$100,289	$41,791	$41,266	$46,847	$174,993	$6,201	$—	$411,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements

Construction and land development:
Pass	$—	$—	$—	$—	$4,380	$5,199	$—	$9,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,104	—	11,104
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$4,380	$16,303	$—	$20,683
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$73,206	$128,537	$382,888	$282,873	$444,507	$—	$—	$1,312,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,491	—	115	—	—	1,606
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$73,206	$128,537	$384,379	$282,873	$444,622	$—	$—	$1,313,617
Current period gross charge-offs	$—	$27	$—	$—	$1,155	$—	$—	$1,182
Consumer solar:
Pass	$—	$25,313	$94,240	$119,279	$124,095	$—	$—	$362,927
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	99	631	911	948	—	—	2,589
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$25,412	$94,871	$120,190	$125,043	$—	$—	$365,516
Current period gross charge-offs	$—	$65	$2,285	$3,343	$2,001	$—	$—	$7,694
Consumer and other:
Pass	$402	$1,907	$12,512	$10,181	$9,153	$—	$—	$34,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	83	287	101	—	—	472
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$402	$1,908	$12,595	$10,468	$9,254	$—	$—	$34,627
Current period gross charge-offs	$—	$16	$—	$—	$304	$—	$—	$320
Total Loans:
Pass	$764,761	$506,869	$1,039,472	$680,700	$1,423,125	$167,319	$—	$4,582,246
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	100	7,736	17,003	27,209	12,901	—	65,064
Doubtful	—	—	—	—	—	—	—	—
Total loans	$765,013	$506,969	$1,061,024	$707,459	$1,450,334	$182,125	$—	$4,672,924
Current period gross charge-offs	$200	$1,846	$2,938	$3,343	$9,523	$—	$—	$17,850

The following tables summarize the Company’s risk category of loans by class as of December 31, 2023:

	Term Loans by Origination Year
(In thousands)	2023	2022	2021	2020	2019 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$130,568	$220,552	$192,682	$117,966	$141,542	$138,003	$—	$941,313
Special Mention	—	—	16,692	3,975	934	4,222	—	25,823
Substandard	—	720	—	5,143	16,927	21,072	—	43,862
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$130,568	$221,272	$209,374	$127,084	$159,403	$163,297	$—	$1,010,998
Current period gross charge-offs	$—	$—	$—	$—	$1,726	$—	$—	$1,726
Multifamily:

Notes to the Consolidated Financial Statements

Pass	$193,827	$382,652	$45,287	$138,131	$377,554	$2	$—	$1,137,453
Special Mention	—	—	—	—	8,373	—	—	8,373
Substandard	—	—	—	—	2,294	—	—	2,294
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$193,827	$382,652	$45,287	$138,131	$388,221	$2	$—	$1,148,120
Current period gross charge-offs	$—	$—	$—	$—	$2,367	$—	$—	$2,367
Commercial real estate:
Pass	$73,089	$42,824	$48,624	$36,478	$140,674	$3,456	$—	$345,145
Special Mention	—	—	—	—	3,797	—	—	3,797
Substandard	—	—	—	1,858	2,632	—	—	4,490
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$73,089	$42,824	$48,624	$38,336	$147,103	$3,456	$—	$353,432
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$7,261	$5,199	$—	$12,460
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,166	—	11,166
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$7,261	$16,365	$—	$23,626
Current period gross charge-offs	$—	$—	$—	$—	$4,664	$—	$—	$4,664
Residential real estate lending:
Pass	$137,167	$413,962	$328,952	$134,795	$403,508	$—	$—	$1,418,384
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,232	1,003	399	2,578	—	—	7,212
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$137,167	$417,194	$329,955	$135,194	$406,086	$—	$—	$1,425,596
Current period gross charge-offs	$—	$—	$—	$—	$65	$—	$—	$65
Consumer solar:
Pass	$30,412	$104,633	$131,008	$72,752	$67,044	$—	$—	$405,849
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	529	1,080	527	275	—	—	2,411
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$30,412	$105,162	$132,088	$73,279	$67,319	$—	$—	$408,260
Current period gross charge-offs	$—	$1,525	$3,034	$2,095	$312	$—	$—	$6,966
Consumer and other:
Pass	$2,730	$14,807	$11,866	$—	$11,780	$—	$—	$41,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	5	36	63	—	—	—	—	104
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$2,735	$14,843	$11,929	$—	$11,780	$—	$—	$41,287
Current period gross charge-offs	$2	$—	$—	$—	$268	$—	$—	$270
Total Loans:
Pass	$567,793	$1,179,430	$758,419	$500,122	$1,149,363	$146,660	$—	$4,301,787
Special Mention	—	—	16,692	3,975	13,104	4,222	—	37,993
Substandard	5	4,517	2,146	7,927	24,706	32,238	—	71,539
Doubtful	—	—	—	—	—	—	—	—
Total loans	$567,798	$1,183,947	$777,257	$512,024	$1,187,173	$183,120	$—	$4,411,319
Current period gross charge-offs	$2	$1,525	$3,034	$2,095	$9,402	$—	$—	$16,058

Notes to the Consolidated Financial Statements
The activities in the allowance by portfolio for the year ended December 31, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	3,240	1,171	324	831	(3,590)	8,439	(62)	10,353
Charge-offs	(8,144)	(510)	—	—	(1,182)	(7,694)	(320)	(17,850)
Recoveries	78	—	—	398	992	372	52	1,892
Ending balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
The activities in the allowance by portfolio for the year ended December 31, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance - ACL	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	3,272	(1,441)	(1,030)	4,329	(1,774)	10,700	(593)	13,463
Charge-offs	(1,726)	(2,367)	—	(4,664)	(65)	(6,966)	(270)	(16,058)
Recoveries	53	20	—	—	706	1,211	36	2,026
Ending Balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
The activities in the allowance by portfolio for the year ended December 31, 2022 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$10,652	$4,760	$7,273	$405	$9,008	$3,336	$432	$35,866
Provision for (recovery of) credit losses	1,990	2,760	(3,646)	807	2,978	8,050	2,063	15,002
Charge-offs	—	(416)	—	(389)	(2,448)	(4,942)	(201)	(8,396)
Recoveries	274	—	—	2	1,800	423	60	2,559
Ending balance	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031

Notes to the Consolidated Financial Statements
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$872	$731
Commercial real estate	4,062	—	—
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$12,865	$3,176	$1,983
Residential real estate lending	1,771	—	—
Consumer solar	2,827	—	—
Consumer and other	370	—	—
Total retail portfolio	4,968	—	—
	$17,833	$3,176	$1,983
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2023 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$612	$6,921	$4,485
Commercial real estate	4,490	—	—
Construction and land development	11,166	—	—
Total commercial portfolio	$16,268	$6,921	$4,485
Residential real estate lending	7,218	—	—
Consumer solar	2,673	—	—
Consumer and other	103	—	—
Total retail portfolio	9,994	—	—
	$26,262	$6,921	$4,485
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,062	$—
Construction and land development	16,302	1,252
	$20,364	$1,252

Notes to the Consolidated Financial Statements
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2023:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,490	$—
Construction and land development	16,365	—
	$20,855	$—
As of December 31, 2024 and December 31, 2023, mortgage loans with an unpaid principal balance of $2.45 billion and $2.35 billion, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The Company had $1.9 million and $2.2 million of loans to related parties and affiliates as of December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2024 and December 31, 2023, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $37.6 million and $1.8 million, respectively. Included in LHFS were certain non-performing loans of $4.9 million and $1.0 million as of December 31, 2024 and December 31, 2023, respectively. In addition, at December 31, 2024, there was a pool of $31.4 million performing residential loans in loans held-for-sale that are expected to close in the first quarter of 2025. Remaining loans in both periods were related to residential loans originated for sale.

Notes to the Consolidated Financial Statements
6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2024	2023
(In thousands)
Buildings, premises and improvements	$28,168	$28,150
Furniture, fixtures and equipment	5,722	7,266
Projects in process	1,064	323
	34,954	35,739
Accumulated depreciation and amortization	(28,568)	(27,932)
	$6,386	$7,807
Depreciation and amortization expense charged to operations amounted to $3.2 million, $3.5 million, and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Notes to the Consolidated Financial Statements
7.    DEPOSITS
Deposits are summarized as follows:

	December 31, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,868,506	0.00%	$2,940,398	0.00%
NOW accounts	179,765	0.72%	200,382	0.99%
Money market deposit accounts	3,564,423	2.67%	3,100,681	2.89%
Savings accounts	328,696	1.32%	340,860	1.20%
Time deposits	239,215	3.54%	187,457	3.01%
Brokered certificates of deposit ("CDs")	—	0.00%	242,210	5.09%
Total deposits	$7,180,605	1.52%	$7,011,988	1.62%

The scheduled maturities of time deposits as of December 31, 2024 are as follows:

(In thousands)	Balance
2025	$227,555
2026	7,370
2027	2,337
2028	449
2029	1,504
Thereafter	—
Total	$239,215
Time deposits greater than $250,000 totaled $48.5 million as of December 31, 2024 and $42.2 million as of December 31, 2023.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $104.9 million and $63.1 million as of December 31, 2024 and December 31, 2023, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $71.2 million as of December 31, 2024 and $56.4 million as of December 31, 2023.
Included in total deposits are state and municipal deposits totaling $62.6 million and $51.9 million as of December 31, 2024 and December 31, 2023, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
Interest expense on subordinated debt for the years ended December 31, 2024, 2023, and 2022 was $2.4 million, $2.7 million, and $2.7 million, respectively.
During the year ended December 31, 2024, 2023 and 2022, the Company repurchased subordinated notes with a par value of $7.0 million, $7.5 million and $6.3 million, for cash paid of $5.9 million, $6.0 million and $5.6 million, respectively.
Gains on repurchases of subordinated debt for the year ended December 31, 2024, 2023 and 2022, were $1.1 million, $1.4 million and $0.6 million, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.
FHLBNY borrowed funds and Other Borrowings
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged as collateral for borrowing capacity. As of December 31, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.04 billion (comprised of securities of $379.6 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $250.7 million in outstanding FHLBNY advances as of December 31, 2024 and $4.4 million in outstanding FHLBNY advances as of December 31, 2023. As of December 31, 2024, we had a $10.7 million of FHLBNY advances due in 2025 through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. Additionally, there were $240.0 million of FHLBNY overnight contractual maturity borrowings with a 4.69% interest rate. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. For the years ended December 31, 2024, 2023, and 2022, interest expense on FHLBNY advances was $0.3 million and $5.4 million, and $4.7 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At December 31, 2024, and December 31, 2023 there was no outstanding balance related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At December 31, 2024, BTFP ceased extending new borrowings, and as such, there was no outstanding borrowings. At December 31, 2023, there was an outstanding borrowings balance of $230.0 million related to the BTFP due in 2024 with a weighted average rate of 4.50%. For the years ended December 31, 2024, 2023, and 2022, interest expense on BTFP balances was $2.7 million, $7.6 million, and zero, respectively.

Notes to the Consolidated Financial Statements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital (as defined in the regulations) to risk weighted assets, and of tier 1 capital (as defined in the regulations) to average assets. Management believes as of December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements.
As of December 31, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A

December 31, 2023
Total capital to risk weighted assets	$788,207	15.64%	$403,277	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	654,555	12.98%	302,458	6.00%	N/A	N/A
Tier 1 capital to average assets	654,555	8.07%	324,511	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	654,555	12.98%	226,843	4.50%	N/A	N/A
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to the Consolidated Financial Statements

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital to risk weighted assets	829,871	15.35%	432,493	8.00%	540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%

December 31, 2023
Total capital to risk weighted assets	752,828	14.93%	403,266	8.00%	504,083	10.00%
Tier 1 capital to risk weighted assets	689,724	13.68%	302,450	6.00%	403,266	8.00%
Tier 1 capital to average assets	689,724	8.50%	324,515	4.00%	405,643	5.00%
Common equity tier 1 to risk weighted assets	689,724	13.68%	226,837	4.50%	327,654	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to the Consolidated Financial Statements
10. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
Federal	$24,444	$21,756	$9,201
State and local	9,536	10,752	3,111
	33,980	32,508	12,312
Deferred:
Federal	2,594	279	10,709
State and local	2,581	3,965	3,666
	5,175	4,244	14,375
Total income tax provision	$39,155	$36,752	$26,687
A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% to the Company’s actual income tax benefit and effective tax rate for the years ended December 31, 2024, 2023, and 2022 and is as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
(In thousands)
Tax expense at federal income tax rate	$30,574	21.00%	$26,193	21.00%	$22,714	21.00%
Increase (decrease) resulting from:
Tax exempt income	(1,258)	(0.86)%	(1,027)	(0.82)%	(497)	(0.46)%
State tax, net of federal benefit	9,572	6.58%	11,628	9.32%	5,354	4.95%
Equity awards windfall	(913)	(0.63)%	(150)	(0.12)%	(363)	(0.34)%
Other	1,180	0.80%	108	0.09%	(521)	(0.48)%
Total	$39,155	26.89%	$36,752	29.47%	$26,687	24.67%
As of December 31, 2024 the Company had remaining state net operating loss carryforwards of approximately $6.1 million which are available to offset future state income and which expires in 2035.
Deferred income tax assets and liabilities result from temporary differences between the carrying value of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are reported net in the accompanying Consolidated Statement of Financial Condition.

Notes to the Consolidated Financial Statements
The significant components of the net deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows:

	December 31,
	2024	2023
(In thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Allowance for credit losses	$17,436	$21,028
Postretirement and other employee benefits	5,069	3,753
Available for sale securities carried at fair value for financial statement purposes	18,043	27,946
Depreciation and amortization	275	798
Operating leases	5,300	7,969
Federal, state and local net operating loss carryforward	474	1,527
Transfer of available for sale securities to held-to-maturity	3,161	3,825
Other, net	1,114	128
Gross deferred tax asset	50,872	66,974

Deferred tax liabilities:
Derivatives	(173)	—
Equity method investments	(4,045)	(2,543)
Purchase accounting adjustments, net	(395)	(585)
Operating leases	(3,822)	(6,192)
Net deferred loan costs	—	(1,051)
Gross deferred tax liabilities	(8,435)	(10,371)

Deferred tax asset, net	$42,437	$56,603
As of December 31, 2024, the Company’s deferred tax assets were valued without an allowance as management concluded that it is more likely than not that the entire amount may be realized. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted. If it is later determined that a valuation allowance is required, it generally will be an expense to the income tax provision in the period such determination is made.
The Company and its subsidiaries are subject to Federal, New York State, California, Colorado, District of Columbia, Florida, New Jersey, Massachusetts, Minnesota, North Carolina, Pennsylvania, Virginia and New York City income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination presumably to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. As of The Company had an uncertain tax liability related to on-going tax examinations regarding inventory of prior net operating losses of $0.9 million and $2.7 million at December 31, 2024 and December 31, 2023. The Company believes that it is reasonably possible these examinations will be resolved in 2025.
As of December 31, 2024, the Company is generally subject to possible examination by federal, state, and local taxing authorities for 2021 and subsequent tax years. Income tax receivable, which is included in other assets, totaled $17.9 million and $8.0 million as of December 31, 2024 and 2023, respectively.

Notes to the Consolidated Financial Statements
11.    EARNINGS PER SHARE
Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of December 31, 2024 and December 31, 2023, the Company had 342 and 3,233 anti-dilutive shares, respectively.
Following is a table setting forth the factors used in the earnings per share computation follow:

	Year Ended December 31,
	2024	2023	2022
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$106,434	$87,978	$81,477
Dividends paid on preferred stock	—	—	(22)
Income attributable to common stock	$106,434	$87,978	$81,455
Weighted average common shares outstanding, basic	30,588	30,555	30,818
Basic earnings per common share	$3.48	$2.88	$2.64

Income attributable to common stock	$106,434	$87,978	$81,455
Weighted average common shares outstanding, basic	30,588	30,555	30,818
Incremental shares from assumed conversion of options and RSUs	348	230	375
Weighted average common shares outstanding, diluted	30,936	30,785	31,193
Diluted earnings per common share	$3.44	$2.86	$2.61

Notes to the Consolidated Financial Statements
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
The Pension Protection Act of 2006 ("PPA") ranks the funded status of multi-employer plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical Status) if it has a current funded percentage (as defined) of less than 65%. A plan is in the Yellow Zone (Endangered Status) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. For the 2024 and 2023 plan years, pursuant to the PPA, the CRF was certified to be in the Green Zone (i.e. neither Critical Status nor Endangered Status).
The following table summarizes certain information regarding contributions made by the Company to the CRF:

(In thousands)	Contributions	Company contributions greater than 5% of total contributions received by the CRF?
Year Ended December 31,
2024	$7,634	Yes
2023	7,222	Yes
2022	6,321	Yes
The amounts of contributions presented in the preceding table represent expense recorded by the Company during the respective periods and are included in Compensation and Employee Benefits expense on the Consolidated Statements of Income.
Bonus Deferral and Stock Purchase Plan
During the year ended December 31, 2024, the Company's Board of Directors approved a non-qualified Bonus Deferral And Stock Purchase Plan ("BDSPP") to provide for a bonus deferral opportunity with matching benefits to certain executives. The plan allows for participating executives to defer up to 100% of their annual incentive plan bonus in the form of “deferred stock units” ("DSUs") which will convert to shares issuable upon the earliest to occur of the executive’s separation from service (including death), a change of control or a qualifying financial emergency. The Company will match 100% up to 35% of any deferred bonus, in the form of additional DSUs credited to participants' plan accounts. Executives are required to elect their deferral amount prior to the start of the performance year. Notwithstanding the foregoing, for the first plan year ended December 31, 2024, the deferral limit was 50% (not 100%) of the annual incentive plan bonus (and any matching amounts will be

Notes to the Consolidated Financial Statements
awarded when the annual bonus is determined for such year). For the year ended December 31, 2024, executive bonus expense has been accrued as part of the annual incentive accruals.
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
The following table summarizes the plans’ benefit obligation, the changes in the plans’ benefit obligation, changes in plan assets and the plan’s funded status:

	Year Ended December 31,
(In thousands)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$2,468	$2,855
Service cost	—	—
Interest cost	106	132
Actuarial (gain) loss	1	(47)
Benefits paid	(464)	(472)
Benefit obligation at end of year	$2,111	$2,468
Change in plan assets:
Employer contributions	$464	$472
Benefits paid	(464)	(472)
Plan assets at end of year	$—	$—
Benefit obligation, included in other liabilities	$2,111	$2,468

The following table presents before tax effected amounts recognized in accumulated other comprehensive income (loss) at December 31:

(In thousands)	2024	2023	2022
Net actuarial loss	$2,100	$2,300	$2,572
Prior service credit	(236)	(263)	(292)
Total amount recognized	$1,864	$2,037	$2,280

Notes to the Consolidated Financial Statements
The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income:

(In thousands)	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	106	132	71
Prior service credit amortization	(29)	(29)	(29)
Recognized actuarial loss	203	225	267
Net periodic benefit	$280	$328	$309

Components of other amounts:
Net regular actuarial (gain) loss	$1	$(47)	$(397)
Recognized actuarial loss	(202)	(225)	(267)
Prior service credit amortization	29	29	29
Total recognized in other comprehensive income	$(172)	$(243)	$(635)
Total recognized in comprehensive income	$108	$85	$(326)

The following table summarizes certain weighted average assumptions used to measure the plans’ obligation at the end of the year as well as net periodic benefit expense during the year:

	2024	2023	2022
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.16%	4.76%	5.01%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.76%	5.01%	2.14%
The net actuarial loss and prior service credit that is expected to be amortized from accumulated other comprehensive loss and into net periodic expense during the year ended December 31, 2025 is $0.2 million.
Future estimated benefit payments are expected to be approximately $0.3 million per annum during the period 2025 through 2034.
401(k) Plans

The Company also offers two retirement savings plans which are qualified under Section 401(k) of the Internal Revenue Code ("401(k) Plan"). Substantially all employees are eligible to participate, and participants can contribute up to 15% of their salary subject to certain limitations. The Company does not make contributions to the 401(k) Plan and as such does not incur any direct compensation expense related to the 401(k) Plan.
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

Notes to the Consolidated Financial Statements
A summary of the status of the Company’s options as of December 31, 2024 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2024	342,260	$13.17	2.6	years
Granted	—	—	—
Forfeited/ Expired	—	—	—
Exercised	(235,640)	12.99	—
Outstanding, December 31, 2024	106,620	13.56	2.0	years	$2,123
Vested and Exercisable, December 31, 2024	106,620	$13.56	2.0	years	$2,123

The range of exercise prices is $11.00 to $14.65 per share.
There were no options compensation costs to employees and directors for the year ended December 31, 2024 and December 31, 2023 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of December 31, 2024 and December 31, 2023 was $2.1 million and $4.7 million, respectively. No cash was received for options exercised in the years ended December 31, 2024 and December 31, 2023.
The Company repurchased 128,530 shares and 55,881 shares for options exercised in the years ended December 31, 2024 and December 31, 2023, respectively.

Restricted Stock Units:

The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 866,875 shares were available for issuance as of December 31, 2024.

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
A summary of the status of the Company’s time-based vesting RSUs as of December 31, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	291,762	$19.48
Awarded	191,080	23.56
Forfeited/Expired	(2,672)	23.20
Vested	(182,353)	18.11
Unvested, December 31, 2024	297,817	$22.90

Notes to the Consolidated Financial Statements

A summary of the status of the Company’s performance-based RSUs as of December 31, 2024 follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2024	125,963	$19.68
Awarded	140,157	22.45
Forfeited/Expired	—	—
Vested	(23,880)	14.97
Unvested, December 31, 2024	242,240	$21.75

During the year ended December 31, 2024, the Company granted 36,737 and 29,654 performance-based RSUs at a fair value of $23.20 and $23.18 per share, respectively, which vest subject to the achievement of the Company’s corporate goal for the three-year period from January 1, 2024 to December 31, 2026. The corporate goal is based on the Company achieving a target increase in Tangible Book Value, adjusted for certain factors. The minimum and maximum awards that are achievable are 0 and 99,587 shares, respectively.

During the year ended December 31, 2024, the Company granted 69,343 market-based RSUs at a fair value of $22.21 per share which vest subject to the Bank’s relative total shareholder return compared to a group of peer banks over a three-year period from March 1, 2024 to February 28, 2027. The minimum and maximum awards that are achievable are 0 and 104,015 shares, respectively.

During the year ended December 31, 2024, the Company granted awarded 4,423 shares at a fair value of $14.97 per share, respectively, related to the vesting of performance-based RSUs to satisfy the achievement of corporate goals above target. Compensation expense attributable to the vesting of these shares was $66 thousand.

As of December 31, 2024, the Company reserved 363,360 shares for issuance upon vesting of performance-based RSUs assuming the Company’s employees achieve the maximum share payout.

The Company repurchased 63,636 shares and 58,942 shares for RSUs vested in the years ended December 31, 2024 and 2023, respectively.

Of the 540,057 unvested RSUs as of December 31, 2024, the minimum units that will vest, solely due to a service test, are 297,817. The maximum units that will vest, assuming the highest payout on performance and market-based units, are 661,177.

Compensation expense attributable to the employee RSUs was $5.0 million, $4.2 million, and $2.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. The Company recorded an expense of $0.5 million, $0.5 million, and $0.5 million attributable to RSUs granted to directors for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, there was $15.2 million of total unrecognized compensation cost related to the non-vested RSUs granted to employees and directors. This expense may increase or decrease depending on the expected number of performance-based shares to be issued. This expense is expected to be recognized over 1.1 years.

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

Notes to the Consolidated Financial Statements
The Compensation and Human Resources Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. We started with 500,000 shares available for purchase at plan inception in 2022. As of December 31, 2024, we have 397,316 shares of remaining shares available for the purchase under ESPP. The expense related to the discount on purchased shares for the year ended December 31, 2024, December 31, 2023 and December 31, 2022 was $93.4 thousand, $120.5 thousand and $99.6 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income.

Notes to the Consolidated Financial Statements
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

Notes to the Consolidated Financial Statements
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$508,158	$—	$508,158
Non-GSE certificates & CMOs	—	214,175	—	214,175
ABS	—	652,334	—	652,334
Corporate	—	98,315	—	98,315
Other	200	3,865	—	4,065
PACE assessments:
Residential PACE assessments	—	—	152,011	152,011
Other assets - Cash flow hedges	—	2,168	—	2,168

Total assets carried at fair value	$200	$1,479,015	$152,011	$1,631,226

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$480,615	$—	$480,615
Non-GSE certificates & CMOs	—	196,860	—	196,860
ABS	—	627,635	—	627,635
Corporate	—	120,741	—	120,741
Other	199	3,689	—	3,888
PACE assessments:
Residential PACE assessments	—	—	53,303	53,303

Total assets carried at fair value	$199	$1,429,540	$53,303	$1,483,042

During the years ended December 31, 2024 and 2023, there were no transfers of financial instruments between Level 1 and Level
2.

Notes to the Consolidated Financial Statements
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023:

	Residential PACE Assessments
	2024	2023
(In thousands)
Balance of recurring Level 3 assets at January 1	$53,303	$—
Amortization included in interest income in net income	(157)	35
Change in unrealized holding gains/losses included in other comprehensive income	1,387	440
Purchases	111,670	54,199
Sales	(6,284)	—
Principal paydowns	(7,908)	(1,371)

Balance of recurring Level 3 assets at December 31	$152,011	$53,303

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2024:

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$152,011	Discounted cash flow	Conditional prepayment rate	7.0% - 25.0% (18.9%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$53,303	Discounted cash flow	Conditional prepayment rate	7.0% - 26.0% (16.3%)

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

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,052	$—	$—	$1,052	$1,052

At December 31, 2023, there were no individually analyzed collateral-dependent loans.

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

Notes to the Consolidated Financial Statements
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$60,749	$60,749	$—	$—	$60,749
Held-to-maturity securities	1,586,205	—	499,564	933,156	1,432,720
Loans held for sale	37,593	—	—	37,593	37,593
Loans receivable, net	4,612,838	—	—	4,352,266	4,352,266
Resell agreements	23,741	—	—	23,741	23,741
Accrued interest receivable	61,172	44	11,781	49,347	61,172

Financial liabilities:
Deposits payable on demand	$6,941,390	$—	$6,941,390	$—	$6,941,390
Time deposits	239,215	—	238,788	—	238,788
FHLBNY advances	250,706	—	250,709	—	250,709
Subordinated debt, net	63,703	—	57,651	—	57,651
Accrued interest payable	2,356	—	2,356	—	2,356

Notes to the Consolidated Financial Statements

	December 31, 2023
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$90,570	$90,570	$—	$—	$90,570
Held-to-maturity securities	1,696,834	—	575,417	974,092	1,549,509
Loans held for sale	1,817	—		1,817	1,817
Loans receivable, net	4,345,628	—	—	4,029,142	4,029,142
Resell agreements	50,000	—	—	50,000	50,000
Accrued interest receivable	55,484	43	12,645	42,796	55,484

Financial liabilities:
Deposits payable on demand	6,582,321	—	6,582,321	—	6,582,321
Time deposits and brokered CDs	429,667	—	428,116	—	428,116
FHLBNY advances	4,381	—	4,381	—	4,381
Other borrowings	230,000	—	229,711	—	229,711
Subordinated debt, net	70,546	—	56,790	—	56,790
Accrued interest payable	12,270	—	12,270	—	12,270

Notes to the Consolidated Financial Statements
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

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of December 31, 2024, the Company had one interest rate swap with a notional value of $100.0 million and two interest rate option contracts with a floor with notional value of $165.0 million, in total three hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative assets as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$265,000	$2,168	$—	$—

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of December 31, 2024, December 31, 2023 and December 31, 2022:

	December 31, 2024		December 31, 2023		December 31, 2022
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Loss reclassified from accumulated OCI into income	$(130)	$—	$—	$—	$—	$—

Cash Flow Hedges

Cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities.

Notes to the Consolidated Financial Statements

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $235.3 thousand will be reclassified as a reduction in interest income.

The Company did not terminate any derivatives during the year ended December 31, 2024. There were no derivatives during the year ended December 31, 2023.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Gain recognized in other comprehensive income (loss)	$514	$—	$—
Loss reclassified from other comprehensive income into interest income	(130)	—	—

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	December 31, 2024	December 31, 2023
(In thousands)
Commitments to extend credit	$442,761	$514,206
Standby letters of credit	29,715	31,678
Total	$472,476	$545,884

Included in the above table are extensions of credit to related parties and affiliates. As of December 31, 2024, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit. As of December 31, 2023, the Company had $73.0 million of lines of credit and $0.3 million of standby letters of credit.

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

The Company reserves for the credit risk inherent in off balance sheet credit commitments. Upon adoption of ASU 2016-13 on January 1, 2023, the Day 1 adjustment to allowance for credit losses on off-balance sheet credit exposures was $2.7 million. This allowance, which is included in other liabilities, amounted to approximately $4.1 million as of December 31, 2024, compared to a reserve of $4.2 million as of December 31, 2023. The provision for credit losses related to off balance sheet credit commitments was a recovery of $50.0 thousand and $61.1 thousand for the year ended December 31, 2024 and December 31, 2023, respectfully. The expense related to off balance sheet credit commitments in other non-interest expense was an expense of $91.1 thousand for the year ended December 31, 2022.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities. As of December 31, 2024, the estimated remaining commitment was $100.0 million. This was increased to $250.0 million in February 2025 and extended to December 2026. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.

Notes to the Consolidated Financial Statements
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. Additionally, as part of the Company's ongoing investments in variable interest entity ("VIE") projects, we also have commitments to provide financing, which are included in Note 18.

Notes to the Consolidated Financial Statements
16.    LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of December 31, 2024 and December 31, 2023. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Company’s geographies.
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
As of December 31, 2024, the ROU lease asset is $14.2 million and operating lease liability is $19.7 million. As of December 31, 2023, the ROU lease asset was $21.1 million and operating lease liability was $30.6 million.

The following table summarizes our lease cost and other operating lease information:

	Year Ended December 31,
	2024	2023	2022
(In thousands)
Operating lease cost	$7,376	$7,219	$7,216
Cash paid for amounts included in the measurement of operating leases liability	12,257	11,294	10,745
Right-of-use assets obtained in exchange for lease liabilities	560	—	2,337
Note: Sublease income and variable income or expense considered immaterial
The lease expiration dates ranged from 0 to 3 years for both December 31, 2024, and December 31, 2023.

The weighted average remaining lease term on operating leases at December 31, 2024 and December 31, 2023 was 2.2 years and 3.2 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.15% and 3.26% at December 31, 2024 and December 31, 2023, respectively.

The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of December 31, 2024:

(In thousands)	As of December 31, 2024
2025	$10,774
2026	8,877
2027	747
2028 and thereafter	—
Total undiscounted operating lease payments	20,398
Less: present value adjustment	664
Total Operating leases liability	$19,734

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

At December 31, 2024 and December 31, 2023, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $7.6 million and $6.9 million as of December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the carrying amount of the core deposit intangible was $1.5 million and $2.2 million, respectively.

Amortization expense recognized on the core deposit intangible was $730.2 thousand, $887.7 thousand and $1.0 million for the year ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2025	$574
2026	419
2027	265
2028	111
2029	33
Thereafter	85
Total	$1,487

Notes to the Consolidated Financial Statements
18.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of December 31, 2024, the Company's maximum exposure to loss is $54.5 million.

	December 31, 2024	December 31, 2023
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$4,732	$9,024
Loan commitments	49,744	52,222
Funded portion of loan commitments	49,744	52,222
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Year Ended
	December 31,
	2024	2023
(In thousands)
Tax credits and other tax benefits recognized	$3,441	$1,660

Notes to the Consolidated Financial Statements
19.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Amalgamated Financial Corp. follows:

CONDENSED BALANCE SHEET
	December 31, 2024	December 31, 2023
(in thousands)
ASSETS
Cash and cash equivalents	$49,688	$35,417
Investment in banking subsidiary	721,911	620,401
Other assets	449	565
Total assets	$772,048	$656,383

LIABILITIES AND EQUITY
Subordinated debt	$63,703	$70,546
Accrued expense and other liabilities	691	606
Stockholders' equity	707,654	585,231
Total liabilities and stockholders' equity	$772,048	$656,383

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
	2024	2023	2022
(in thousands)
Dividends from subsidiaries	$40,000	$60,000	$—
Other income	1,076	1,417	617
Equity in undistributed subsidiary income	68,628	30,170	84,321
Interest expense	2,370	2,719	2,693
Other expense	1,702	1,669	768
Income before tax expense	105,632	87,199	81,477
Income tax benefit	(802)	(779)	—
Net income	$106,434	$87,978	$81,477
Comprehensive income (loss)	$133,801	$110,681	$(32,639)

Notes to the Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS
	Year Ended December 31,
	2024	2023	2022
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$106,434	$87,978	$81,477
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(68,628)	(30,170)	(84,321)
Net gain on repurchase of subordinated debt	(1,076)	(1,417)	(617)
Net amortization on subordinated debt issuance cost	158	302	127
Change in other assets	27	(755)	599
Change in other liabilities	85	(4,286)	(610)
Net cash provided (used) by operating activities	37,000	51,652	(3,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(14,234)	(12,333)	(11,211)
Repurchase of common stock	(3,359)	(9,543)	(12,478)
Repurchase of subordinated debt	(5,925)	(6,047)	(5,633)
Common stock issued under Employee Stock Purchase Plan and Dividend Reinvestment Plan	789	804	665
Net cash used by financing activities	(22,729)	(27,119)	(28,657)

Increase (decrease) in cash and cash equivalents	14,271	24,533	(32,002)
Cash and cash equivalents at beginning of year	35,417	10,884	42,886
Cash and cash equivalents at end of year	$49,688	$35,417	$10,884

Notes to the Consolidated Financial Statements
20.     SEGMENT INFORMATION
The Company's reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. Substantially all of our operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes our only operating segment for financial reporting purposes. We do not consider our trust and investment management business as a separate segment. The accounting policies of the Company's segment are the same as those described in the Note 1 “Summary of Significant Accounting Policies.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Amalgamated Financial Corp.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Amalgamated Financial Corp. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses for Loans – Qualitative Factors
As described in Notes 1 and 5 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The quantitative component of the allowance model calculates expected credit losses by considering the loan segment baseline loss rate, generally based on a peer group, and severity rate. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The baseline loss rate is adjusted for relevant macroeconomic variables by loan segment that consider forecasted economic conditions. The loan level cash flows are discounted at the effective interest rate to calculate a loan level allowance which is aggregated at the loan segment level to arrive at the quantitative component of the allowance.

Adjustments to the quantitative results are made using qualitative factors. These factors include: (1) borrower's financial condition; (2) borrower's ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions. A significant amount of management judgment is required to assess the reasonableness of the qualitative factors.

We identified the auditing of the qualitative factor determinations related to the allowance for credit losses as a critical audit matter because the auditing of qualitative factors requires significant auditor judgment in the evaluation of their reasonableness.

The primary procedures we performed to address the critical audit matter included testing the effectiveness of controls over the evaluation of the qualitative factors, including controls addressing (i) management’s reconciliation and testing of loan data inputs into the qualitative models and (ii) management’s review and approval of the qualitative factors, as well as substantively testing management’s process related to the determination of qualitative factors, which included (i) evaluation of the relevance and reliability of data utilized in the qualitative models, including reconciliation and testing of loan data inputs and (ii) evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies.

/s/ Crowe LLP

We have served as the Company's auditor since 2020.

Livingston, New Jersey
March 6, 2025

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 142.
Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
On October 29, 2024, Maryann Bruce, director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,403 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after January 28, 2025 and ending on the earlier of July 27, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On November 11, 2024, Mandy Tenner, Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,217 shares of the Company’s common stock, net of shares to be withheld for the exercise price and for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after February 15, 2025 and ending on the earlier of November 12, 2025 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On November 14, 2024, Edgar Romney, Executive Vice President, Chief Strategy and Administrative Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 26,300 shares of the Company’s common stock, net of shares to be withheld for the exercise price and for taxes upon the exercise of underlying stock awards, with such transactions to occur during sale periods beginning on or after February 13, 2025 and ending on the earlier of

February 12, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On December 4, 2024, Tyrone Graham, Executive Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,056 shares of the Company’s common stock, net of shares to be withheld for the exercise price and for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after March 5, 2025 and ending on the earlier of March 4, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On December 31, 2024, Jason Darby, Senior Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after March 31, 2025 and ending on the earlier of January 31, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Proposal 1—“Election of Directors” under the subsection titled “Biographical Information” and “Biographical Information for Our Executive Officers”;
•“Corporate Governance and Social Responsibility” under the subsections titled “Other Relationships,” “Code of Business Conduct and Ethics,” “Nominations of Directors,” and “Audit Committee”;
•“Delinquent Section 16(a) Reports”; and
•“Insider Trading Policy.”
Item 11. Executive Compensation.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Director Compensation”;
•“Compensation Discussion and Analysis”;
•“Compensation Committee Report”;
•“Executive Compensation”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Security Ownership of Certain Beneficial Owners and Management”; and
•“Equity Compensation Plan Information”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Certain Relationships and Related Party Transactions”; and
•“Corporate Governance and Social Responsibility” under the subsection titled “Director Independence.”
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” under the subsections titled “Audit and Related Fees” and “Pre-Approval Policy,” which sections are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

4.4	The registrant agrees to provide the SEC, upon request, copies of instruments defining the rights of holders of long-term debt of the registrant and its consolidated subsidiaries; currently no issuance of debt of the registrant exceeds 10% of the assets of the registrant and its subsidiaries on a consolidated basis.
4.5
Description of Amalgamated Financial Corp.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to Amalgamated Financial Corp.’s Annual Report on Form 10-K for the year ended December 31, 2020).

4.6
Subordinated Indenture, dated as of November 8, 2021, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on November 8, 2021).

4.7
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
10.2
Collective Bargaining Agreement with OPEIU, Local 153, AFL-CIO, dated November 29, 2024 (incorporated by reference to Exhibit 99.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on December 5, 2024).*

10.3
Independent Office Agreement with Local 32BJ SEIU (incorporated by reference to Exhibit 10.7 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

10.4
Consolidated Retirement Plan, as amended and restated on January 1, 2015 (incorporated by reference to Exhibit 10.9 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

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

10.19	Amalgamated Financial Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 30, 2023.*
10.20	Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan.*
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

19.1	Insider Trading Policy**
21.1	Subsidiaries of Amalgamated Financial Corp.
23.1	Consent of Independent Registered Public Accounting Firm—Crowe LLP.**
24.1	Power of Attorney (included on signature page)**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer**
32.1	Section 1350 Certifications**
97.1
Amalgamated Financial Corp. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Amalgamated Financial Corp.’s Annual Report on Form 10-K filed with the SEC on March 7, 2024)*

101
The following financial statements from the Annual Report on Form 10-K of Amalgamated Financial Corp., formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Amalgamated Financial Corp.’s Form 10-K Report for the year ended December 31, 2024, formatted in iXBRL (included with the Exhibit 101 attachments).

* Management contract or compensatory plan or arrangement.
** Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

March 6, 2025	By:	/s/ Priscilla Sims Brown
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

Signature	Title	Date
/s/ Lynne P. Fox	Director and Chair of the Board	March 6, 2025
Lynne P. Fox
/s/ Priscilla Sims Brown	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2025
Priscilla Sims Brown
/s/ Maryann Bruce	Director	March 6, 2025
Maryann Bruce
/s/ Mark A. Finser	Director	March 6, 2025
Mark A. Finser
/s/ Darrell Jackson	Director	March 6, 2025
Darrell Jackson
/s/ Julie Kelly	Director	March 6, 2025
Julie Kelly
/s/ JoAnn Lilek	Director	March 6, 2025
JoAnn Lilek
/s/ Meredith Miller	Director	March 6, 2025
Meredith Miller
/s/ Robert G. Romasco	Director	March 6, 2025
Robert G. Romasco
/s/ Edgar Romney, Sr.	Director	March 6, 2025
Edgar Romney, Sr.
/s/ Julieta Ross	Director	March 6, 2025
Julieta Ross
/s/ Scott Stoll	Director	March 6, 2025
Scott Stoll
/s/ Jason Darby	Chief Financial Officer (Principal Financial Officer)	March 6, 2025
Jason Darby
/s/ Leslie Veluswamy	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2025
Leslie Veluswamy