Form 10-Q
period 2025-03-31
Amalgamated Financial Corp.
filed 2025-05-06
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of May 5, 2025, the registrant had 30,589,730 shares of common stock outstanding at $0.01 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “anticipate,” “aspire,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “in the future,” “may” and “intend,” as well as other similar words and expressions of the future. These forward-looking statements include, but are not limited to, statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth.
Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, any or all of which could cause actual results to differ materially from the results expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:
1.uncertain conditions in the banking industry and in national, regional and local economies in core markets, which may have an adverse impact on business, operations and financial performance;
2.deterioration in the financial condition of borrowers resulting in significant increases in credit losses and provisions for those losses;
3.deposit outflows and subsequent declines in liquidity caused by factors that could include lack of confidence in the banking system, a deterioration in market conditions or the financial condition of depositors;
4.changes in deposits, including an increase in uninsured deposits;
5.ability to maintain sufficient liquidity to meet deposit and debt obligations as they come due, which may require that the Company sell investment securities at a loss, negatively impacting net income, earnings and capital;
6.unfavorable conditions in the capital markets, which may cause declines in stock price and the value of investments;
7.negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of borrowers and consumer spending habits, which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;
8.fluctuations or unanticipated changes in the interest rate environment including changes in net interest margin or changes in the yield curve that affect investments, loans or deposits;
9.the general decline in the real estate and lending markets, particularly in commercial real estate in the Company’s market areas, and the effects of the enactment of or changes to rent-control and other similar regulations on multi-family housing;
10.potential implementation by the current presidential administration of a regulatory reform agenda that is significantly different from that of the prior presidential administration, impacting the rule making, supervision, examination and enforcement of the banking regulation agencies;
11.changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs, which raise economic uncertainty, potentially leading to slower growth and a decrease in loan demand;
12.the outcome of legal or regulatory proceedings that may be instituted against us;
13.inability to achieve organic loan and deposit growth and the composition of that growth;
14.composition of the Company’s loan portfolio, including any concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which the Company operates;
15.inaccuracy of the assumptions and estimates the Company makes and policies that the Company implements in establishing the allowance for credit losses;
16.changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
17.any matter that would cause the Company to conclude that there was impairment of any asset, including intangible assets;
18.limitations on the ability to declare and pay dividends;
19.the impact of competition with other financial institutions, including pricing pressures and the resulting impact on results, including as a result of compression to net interest margin;
20.increased competition for experienced members of the workforce including executives in the banking industry;
ii

21.a failure in or breach of operational or security systems or infrastructure, or those of third party vendors or other service providers, including as a result of unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;
22.increased regulatory scrutiny and exposure from the use of “big data” techniques, machine learning, and artificial intelligence;
23.a downgrade in the Company’s credit rating;
24.“greenwashing claims” against the Company and environmental, social, and governance ("ESG") products and increased scrutiny and political opposition to ESG and diversity, equity, and inclusion ("DEI") practices;
25.any unanticipated or greater than anticipated adverse conditions (including the possibility of earthquakes, wildfires, and other natural disasters) affecting the markets in which the Company operates;
26.physical and transitional risks related to climate change as they impact the business and the businesses that the Company finances;
27.future repurchase of the Company’s shares through the Company’s common stock repurchase program; and
28.descriptions of assumptions underlying or relating to any of the foregoing.
We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on any forward-looking statements, which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements may be found in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at https://www.sec.gov. Further, any forward-looking statement speaks only as of the date on which it is made and we do not intend to and, except as required by law, disclaim any obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, unless required to do so under the federal securities laws.
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	March 31, 2025	December 31, 2024
Assets	(unaudited)
Cash and due from banks	$4,196	$4,042
Interest-bearing deposits in banks	61,518	56,707
Total cash and cash equivalents	65,714	60,749
Securities:
Available for sale, at fair value:
Traditional securities	1,546,127	1,477,047
Property Assessed Clean Energy ("PACE") assessments	161,147	152,011
	1,707,274	1,629,058
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $47 and $49, respectively	535,065	542,246
PACE assessments, net of allowance for credit losses of $654 and $655, respectively	1,038,052	1,043,959
	1,573,117	1,586,205

Loans held for sale	3,667	37,593
Loans receivable, net of deferred loan origination fees and costs	4,677,506	4,672,924
Allowance for credit losses	(57,676)	(60,086)
Loans receivable, net	4,619,830	4,612,838

Resell agreements	41,651	23,741
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	4,679	15,693
Accrued interest receivable	55,092	61,172
Premises and equipment, net	7,366	6,386
Bank-owned life insurance	108,652	108,026
Right-of-use lease asset	12,477	14,231
Deferred tax asset, net	33,799	42,437
Goodwill	12,936	12,936
Intangible assets, net	1,343	1,487
Equity method investments	5,639	8,482
Other assets	31,991	35,858
Total assets	$8,285,227	$8,256,892
Liabilities
Deposits	$7,412,072	$7,180,605
Borrowings	69,676	314,409
Operating leases	17,190	19,734
Other liabilities	50,293	34,490
Total liabilities	$7,549,231	$7,549,238

Commitments, contingencies and off balance sheet risk (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,940,480 and 30,809,484 shares issued, respectively, and 30,696,940 and 30,670,982 shares outstanding, respectively)	$309	$308
Additional paid-in capital	288,539	288,656
Retained earnings	500,783	480,144
Accumulated other comprehensive loss, net of income taxes	(47,308)	(58,637)
Treasury stock, at cost (243,540 and 138,502 shares, respectively)	(6,327)	(2,817)
Total stockholders' equity	735,996	707,654
Total liabilities and stockholders’ equity	$8,285,227	$8,256,892
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2025	2024
INTEREST AND DIVIDEND INCOME
Loans	$57,843	$51,952
Securities	41,653	42,390
Interest-bearing deposits in banks	1,194	2,592
Total interest and dividend income	100,690	96,934
INTEREST EXPENSE
Deposits	28,917	25,891
Borrowed funds	1,196	3,006
Total interest expense	30,113	28,897
NET INTEREST INCOME	70,577	68,037
Provision for credit losses	596	1,588
Net interest income after provision for credit losses	69,981	66,449
NON-INTEREST INCOME
Trust Department fees	4,191	3,854
Service charges on deposit accounts	3,438	6,136
Bank-owned life insurance income	626	609
Losses on sale of securities	(680)	(2,774)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	832	47
Equity method investments (loss) income	(2,508)	2,072
Other income	507	285
Total non-interest income	6,406	10,229
NON-INTEREST EXPENSE
Compensation and employee benefits	23,314	22,273
Occupancy and depreciation	3,293	2,904
Professional fees	4,739	2,376
Technology	5,619	4,629
Office maintenance and depreciation	629	663
Amortization of intangible assets	144	183
Advertising and promotion	51	1,219
Federal deposit insurance premiums	900	1,050
Other expense	2,961	2,855
Total non-interest expense	41,650	38,152
Income before income taxes	34,737	38,526
Income tax expense	9,709	11,277
Net income	$25,028	$27,249
Earnings per common share - basic	$0.82	$0.89
Earnings per common share - diluted	$0.81	$0.89

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$25,028	$27,249
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	42	43
Net unrealized gains (losses) on securities:
Unrealized holding gains on securities available for sale	14,170	6,402
Reclassification adjustment for losses realized in income	680	2,774
Accretion of net unrealized loss on securities transferred to held-to-maturity	502	595
Net unrealized gains on securities	15,352	9,771
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains on cash flow hedges	212	—
Reclassification adjustment for gains realized in income	(115)	—
Net unrealized gains on cash flow hedges	97	—
Other comprehensive income, before tax	15,491	9,814
Income tax expense	(4,162)	(2,682)
Total other comprehensive income, net of taxes	11,329	7,132
Total comprehensive income, net of taxes	$36,357	$34,381

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2025
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2025	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654	$—	$707,654
Net income	—	—	—	25,028	—	—	25,028	—	25,028
Common stock issued under Equity Programs	10,435	—	790	—	—	—	790	—	790
Dividends on common stock, $0.14 per share	—	—	—	(4,389)	—	—	(4,389)	—	(4,389)
Repurchase of common stock	(105,038)	—	—	—	—	(3,510)	(3,510)	—	(3,510)
Exercise of stock options, net of repurchases	17,607	—	(209)	—	—	—	(209)	—	(209)
Restricted stock units vesting, net of repurchases	102,954	1	(2,135)	—	—	—	(2,134)	—	(2,134)
Stock-based compensation expense	—	—	1,437	—	—	—	1,437	—	1,437
Other comprehensive income, net of taxes	—	—	—	—	11,329	—	11,329	—	11,329
Balance at March 31, 2025	30,696,940	$309	$288,539	$500,783	$(47,308)	$(6,327)	$735,996	$—	$735,996

	Three Months Ended March 31, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2024	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
Net income	—	—	—	27,249	—	—	27,249	—	27,249
Common stock issued under Equity Program	10,175	—	60	—	—	184	244	—	244
Dividends on common stock, $0.10 per share	—	—	—	(3,092)	—	—	(3,092)	—	(3,092)
Repurchase of common stock	(10,000)	—	—	—	—	(285)	(285)	—	(285)
Exercise of stock options, net of repurchases	24,540	—	(426)	—	—	426	—	—	—
Restricted stock units vesting, net of repurchases	57,319	—	(1,749)	—	—	994	(755)	—	(755)
Stock-based compensation expense	—	—	1,081	—	—	—	1,081	—	1,081
Other comprehensive income, net of taxes	—	—	—	—	7,132	—	7,132	—	7,132
Balance at March 31, 2024	30,510,393	$307	$287,198	$412,190	$(78,872)	$(4,018)	$616,805	$133	$616,938

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,028	$27,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	2,019
Amortization of intangible assets	144	183
Deferred income tax expense	4,476	4,750
Provision for credit losses	596	1,588
Stock-based compensation expense	1,437	1,081
Net loss (gain) from equity method investments	2,508	(2,072)
Net loss on sale of securities available for sale	680	2,774
Net gain on sale of loans and change in fair value on loans held-for-sale, net	(832)	(47)
Proceeds from sales of loans originated as held for sale	3,534	7,084
Originations of loans held for sale	(5,562)	(7,357)
Increase in cash surrender value of bank-owned life insurance	(626)	(609)
Decrease in accrued interest receivable	6,080	2,048
Decrease in other assets	6,278	9,985
Decrease in other liabilities	(9,792)	(17,414)
Net cash provided by operating activities	34,214	31,262
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(4,670)	(15,434)
Proceeds from sales of loans originated as held for investment	34,844	—
Purchase of securities available for sale	(144,007)	(142,368)
Purchase of securities held-to-maturity	(17,807)	(38,918)
Proceeds from sales of securities available for sale	16,119	78,827
Maturities, principal payments and redemptions of securities available for sale	86,048	46,038
Maturities, principal payments and redemptions of securities held-to-maturity	31,176	61,975
Increase in resell agreements	(17,910)	(81,242)
Decrease in equity method investments	335	295
Decrease (increase) in FHLBNY stock, net	11,014	(214)
Purchases of premises and equipment, net	(1,753)	(207)
Net cash used in investing activities	(6,611)	(91,248)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	231,467	293,777
Net decrease in other borrowings	(244,754)	(165,246)
Common stock issued under Equity Programs	790	244
Repurchase of common stock	(3,510)	(285)
Dividends paid on common stock	(4,288)	(3,115)
Payments related to repurchase of common stock for equity awards	(2,343)	(755)
Net cash (used in) / provided by financing activities	(22,638)	124,620
Increase (decrease) in cash, cash equivalents, and restricted cash	4,965	64,634
Cash, cash equivalents, and restricted cash at beginning of year	60,749	90,570
Cash, cash equivalents, and restricted cash at end period	$65,714	$155,204

Supplemental disclosures of cash flow information:
Interest paid during the period	$29,561	$34,527
Income taxes paid during the period	1,508	317
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	—	560
Loans transferred to held for investment	1,942	—
Purchase of securities available for sale, net not settled	22,000	21,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). A more detailed description of our accounting policies is included in the 2024 Annual Report, which remain significantly unchanged.

Recently Adopted Accounting Standards

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
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the standard for the year ended December 31, 2024 and for interim reporting periods beginning with the quarter ended March 31, 2025. The adoption resulted in a disclosure requirement but did not result in a material impact on the Company’s Consolidated Financial Statements See Note 15.

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gains on cash flow hedges	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2025	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)
Current Period Change	42	14,850	502	97	15,491
Income Tax Effect	(11)	(3,989)	(136)	(26)	(4,162)
Balance as of March 31, 2025	$(1,333)	$(38,275)	$(8,242)	$542	$(47,308)

Balance as of January 1, 2024	$(1,481)	$(74,348)	$(10,175)	$—	$(86,004)
Current Period Change	43	9,176	595	—	9,814
Income Tax Effect	(11)	(2,508)	(163)	—	(2,682)
Balance as of March 31, 2024	$(1,449)	$(67,680)	$(9,743)	$—	$(78,872)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended March 31,
	2025	2024
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$35	$36
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7
Change in obligation for other benefits	—	—
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	42	43
Income tax expense	(11)	(11)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	31	32

Securities
Unrealized holding gains on available for sale securities	14,170	6,402
Reclassification adjustment for losses realized in loss on sale of securities	680	2,774
Accretion of net unrealized loss on securities transferred to held-to-maturity	502	595
Change in unrealized gains on available for sale securities	15,352	9,771
Income tax expense	(4,125)	(2,671)
Net change in unrealized gains on securities	11,227	7,100

Derivatives
Unrealized holding gains on cash flow hedges	212	—
Reclassification adjustment for gains realized in income	(115)	—
Change in unrealized gains on cash flow hedges	97	—
Income tax expense	(26)	—
Net change in unrealized gains on cash flow hedges	71	—

Total	$11,329	$7,132

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of March 31, 2025 are as follows:

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$551,294	$3,581	$(26,886)	$527,989
Non-GSE certificates & CMOs	256,916	464	(13,301)	244,079
Asset-Backed Securities ("ABS")	683,288	1,234	(13,486)	671,036
Corporate	103,485	—	(8,422)	95,063
Other	7,736	224	—	7,960
	1,602,719	5,503	(62,095)	1,546,127
PACE assessments:
Residential PACE assessments	156,884	4,263	—	161,147

Total available for sale	$1,759,603	$9,766	$(62,095)	$1,707,274

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities
GSE certificates & CMOs	$186,534	$1,038	$(17,795)	$169,777
Non-GSE certificates & CMOs	72,781	1	(4,997)	67,785
ABS	210,921	287	(5,737)	205,471
Municipal	64,875	—	(11,286)	53,589
	535,111	1,326	(39,815)	496,622
PACE assessments:
Commercial PACE assessments	271,200	—	(33,915)	237,285
Residential PACE assessments	767,507	—	(57,771)	709,736
	1,038,707	—	(91,686)	947,021

Total held-to-maturity	$1,573,818	$1,326	$(131,501)	$1,443,643

Allowance for credit losses	(701)

Total held-to-maturity, net of allowance for credit losses	$1,573,117

As of March 31, 2025, available for sale securities with a fair value of $1.25 billion and held-to-maturity securities with a fair value of $470.2 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to Consolidated Financial Statements (unaudited)

The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2024 are as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
GSE residential CMOs	$537,313	$2,072	$(31,227)	$508,158
Non-GSE certificates & CMOs	229,513	243	(15,581)	214,175
ABS	665,548	1,349	(14,563)	652,334
Corporate	109,482	—	(11,167)	98,315
Other	4,197	—	(132)	4,065
	1,546,053	3,664	(72,670)	1,477,047
PACE assessments:
Residential PACE assessments	150,184	1,827	—	152,011

Total available for sale	$1,696,237	$5,491	$(72,670)	$1,629,058

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$188,194	$707	$(20,679)	$168,222
Non-GSE certificates & CMOs	73,850	—	(5,993)	67,857
ABS	215,161	469	(6,437)	209,193
Municipal	65,090	39	(10,837)	54,292
	542,295	1,215	(43,946)	499,564
PACE assessments:
Commercial PACE assessments	268,692	—	(37,731)	230,961
Residential PACE assessments	775,922	—	(73,727)	702,195
	1,044,614	—	(111,458)	933,156

Total held-to-maturity	$1,586,909	$1,215	$(155,404)	$1,432,720

Allowance for credit losses	(704)

Total held-to-maturity, net of allowance for credit losses	$1,586,205
There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2025, or the three months ended March 31, 2024.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of March 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$222	$223	$2,414	$2,232
Due after one year through five years	51,113	50,257	18,804	18,014
Due after five years through ten years	267,963	260,895	171,783	168,169
Due after ten years	632,095	623,831	1,121,502	1,017,666
	$951,393	$935,206	$1,314,503	$1,206,081

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,
	March 31, 2025	March 31, 2024
(In thousands)
Proceeds	$16,119	$78,827

Realized gains	$—	$—
Realized losses	(680)	(2,774)
Net realized losses	$(680)	$(2,774)
There were no sales of held-to-maturity securities during the three months ended March 31, 2025 or the three months ended March 31, 2024.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC, FNMA and SBA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At March 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of March 31, 2025 and December 31, 2024, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	March 31, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$43,436	$451	$241,373	$26,435	$284,809	$26,886
Non-GSE certificates & CMOs	17,978	22	141,877	13,279	159,855	13,301
ABS	150,049	665	135,824	12,821	285,873	13,486
Corporate	—	—	95,063	8,422	95,063	8,422
Other	—	—	—	—	—	—
Total available for sale	$211,463	$1,138	$614,137	$60,957	$825,600	$62,095

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$50,828	$881	$249,736	$30,346	$300,564	$31,227
Non-GSE certificates & CMOs	33,778	71	145,329	15,510	179,107	15,581
ABS	121,444	421	151,668	14,142	273,112	14,563
Corporate	—	—	98,315	11,167	98,315	11,167
Other	—	—	3,865	132	3,865	132
Total available for sale	$206,050	$1,373	$648,913	$71,297	$854,963	$72,670

Available for sale securities

As of March 31, 2025, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of March 31, 2025, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at March 31, 2025.

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

Notes to Consolidated Financial Statements (unaudited)
losses are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major rating agencies and have a long history of no credit losses.

With the exception of PACE assessments, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with only $11 million rated below investment grade. All issues were current as to their interest payments. There have been no significant losses on PACE assessments that we have invested in given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of March 31, 2025 is primarily due to an increase in interest rates and spreads since the time these investments were purchased.

Accrued interest receivable on securities totaling $31.2 million and $38.7 million at March 31, 2025 and December 31, 2024, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$49	$268	$387	$704
Provision for (recovery of) credit losses	(2)	3	(4)	(3)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$47	$271	$383	$701

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$54	$258	$409	$721
Recovery of credit losses	(1)	(2)	(8)	(11)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$53	$256	$401	$710

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	March 31, 2025	December 31, 2024
(In thousands)
Commercial and industrial	$1,183,297	$1,175,490
Multifamily	1,371,950	1,351,604
Commercial real estate	409,004	411,387
Construction and land development	20,690	20,683
Total commercial portfolio	2,984,941	2,959,164
Residential real estate lending	1,303,856	1,313,617
Consumer solar	356,601	365,516
Consumer and other	32,108	34,627
Total retail portfolio	1,692,565	1,713,760
Total loans receivable	4,677,506	4,672,924
Allowance for credit losses	(57,676)	(60,086)
Total loans receivable, net	$4,619,830	$4,612,838

Included in commercial and industrial loans are government guaranteed loans with a balance of $197.7 million at March 31, 2025 and $198.5 million at December 31, 2024. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at March 31, 2025 and December 31, 2024.

The following table presents information regarding the past due status of the Company’s loans as of March 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$564	$—	$12,786	$—	$13,350	$1,169,947	$1,183,297
Multifamily	27,209	2,774	—	—	29,983	1,341,967	1,371,950
Commercial real estate	5,151	—	3,979	—	9,130	399,874	409,004
Construction and land development	4,385	—	11,107	—	15,492	5,198	20,690
Total commercial portfolio	37,309	2,774	27,872	—	67,955	2,916,986	2,984,941
Residential real estate lending	7,250	792	1,375	—	9,417	1,294,439	1,303,856
Consumer solar	3,038	1,859	3,479	—	8,376	348,225	356,601
Consumer and other	539	377	218	—	1,134	30,974	32,108
Total retail portfolio	10,827	3,028	5,072	—	18,927	1,673,638	1,692,565
	$48,136	$5,802	$32,944	$—	$86,882	$4,590,624	$4,677,506
Within the table above, there are three multifamily loans totaling $27.0 million that were in the process of being refinanced at March 31, 2025, and have been included as 30-89 days past due as they were past the maturity date. Two loans were subsequently extended, and one loan was refinanced which is performing in accordance with the updated terms.

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

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Term Extension	% of Portfolio
Commercial and industrial	$3,026	0.3%
Total	$3,026
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

Three Months Ended March 31, 2025
Weighted Average Years of Term Extension
Commercial and industrial	0.2

There were no loan modifications granted to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

In the prior twelve months, seven loan modifications were made to borrowers experiencing financial difficulty.One C&I loan of $0.4 million that was modified during this period had a payment default during the three months ended March 31, 2025.

Notes to Consolidated Financial Statements (unaudited)
In order to manage credit quality, we view the Company’s loan portfolio by various segments. For commercial loans, we assign individual credit ratings ranging from 1 (lowest risk) to 10 (highest risk) as an indicator of credit quality. These ratings are based on specific risk factors including 1 (lowest risk) to 10 (highest risk) as an indicator of credit quality. These ratings are based on specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (iii) business experience of the borrower’s management, (iv) nature of the underlying collateral, if any, including the ability of the collateral to generate sources of repayment, and (v) history of the borrower’s payment performance. These specific risk factors are then utilized as inputs in our credit model to determine the associated allowance for credit loss. Non-rated loans generally include residential mortgages and consumer loans.

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

The following tables summarize the Company’s loan portfolio by credit quality indicator as of March 31, 2025:

	Term Loans by Origination Year
(In thousands)	2025	2024	2023	2022	2021 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$36,284	$327,769	$81,145	$145,115	$386,161	$151,991	$—	$1,128,465
Special Mention	128	209	—	13,674	13,748	250	—	28,009
Substandard	—	244	—	5,540	16,335	1,094	—	23,213
Doubtful	—	—	—	—	2,719	891	—	3,610
Total commercial and industrial	$36,412	$328,222	$81,145	$164,329	$418,963	$154,226	$—	$1,183,297
Current period gross charge-offs	$—	$—	$748	$75	$—	$—	$—	$823
Multifamily:
Pass	$29,755	$257,382	$226,062	$360,921	$489,281	$2	$—	$1,363,403
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,547	—	—	8,547
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$29,755	$257,382	$226,062	$360,921	$497,828	$2	$—	$1,371,950
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$139	$99,746	$41,652	$40,986	$216,321	$6,181	$—	$405,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,979	—	—	3,979
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$139	$99,746	$41,652	$40,986	$220,300	$6,181	$—	$409,004
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Construction and land development:
Pass	$—	$—	$—	$—	$4,385	$5,199	$—	$9,584
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,106	—	11,106
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$4,385	$16,305	$—	$20,690
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$9,814	$72,076	$126,876	$384,760	$708,955	$—	$—	$1,302,481
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,231	144	—	—	1,375
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$9,814	$72,076	$126,876	$385,991	$709,099	$—	$—	$1,303,856
Current period gross charge-offs	$—	$—	$—	$—	$69	$—	$—	$69
Consumer solar:
Pass	$98	$85	$24,345	$91,862	$237,074	$—	$—	$353,464
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	82	1,087	1,968	—	—	3,137
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$98	$85	$24,427	$92,949	$239,042	$—	$—	$356,601
Current period gross charge-offs	$—	$—	$112	$385	$1,477	$—	$—	$1,974
Consumer and other:
Pass	$81	$—	$1,763	$11,748	$18,299	$—	$—	$31,891
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	131	86	—	—	217
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$81	$—	$1,763	$11,879	$18,385	$—	$—	$32,108
Current period gross charge-offs	$—	$—	$1	$—	$110	$—	$—	$111
Total Loans:
Pass	$76,171	$757,058	$501,843	$1,035,392	$2,060,476	$163,373	$—	$4,594,313
Special Mention	128	209	—	13,674	13,748	250	—	28,009
Substandard	—	244	82	7,989	31,059	12,200	—	51,574
Doubtful	—	—	—	—	2,719	891	—	3,610
Total loans	$76,299	$757,511	$501,925	$1,057,055	$2,108,002	$176,714	$—	$4,677,506
Current period gross charge-offs	$—	$—	$861	$460	$1,656	$—	$—	$2,977
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$331,879	$82,769	$146,475	$178,107	$218,078	$155,917	$—	$1,113,225
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	—	5,531	15,805	13,403	1,797	—	36,651
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$332,131	$82,769	$165,822	$203,668	$231,481	$159,619	$—	$1,175,490
Current period gross charge-offs	$200	$1,738	$653	$—	$5,553	$—	$—	$8,144

Notes to Consolidated Financial Statements (unaudited)

Multifamily:
Pass	$258,985	$226,552	$362,091	$43,413	$451,981	$2	$—	$1,343,024
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,580	—	—	8,580
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$258,985	$226,552	$362,091	$43,413	$460,561	$2	$—	$1,351,604
Current period gross charge-offs	$—	$—	$—	$—	$510	$—	$—	$510
Commercial real estate:
Pass	$100,289	$41,791	$41,266	$46,847	$170,931	$6,201	$—	$407,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,062	—	—	4,062
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$100,289	$41,791	$41,266	$46,847	$174,993	$6,201	$—	$411,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$4,380	$5,199	$—	$9,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,104	—	11,104
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$4,380	$16,303	$—	$20,683
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$73,206	$128,537	$382,888	$282,873	$444,507	$—	$—	$1,312,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,491	—	115	—	—	1,606
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$73,206	$128,537	$384,379	$282,873	$444,622	$—	$—	$1,313,617
Current period gross charge-offs	$—	$27	$—	$—	$1,155	$—	$—	$1,182
Consumer solar:
Pass	$—	$25,313	$94,240	$119,279	$124,095	$—	$—	$362,927
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	99	631	911	948	—	—	2,589
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$25,412	$94,871	$120,190	$125,043	$—	$—	$365,516
Current period gross charge-offs	$—	$65	$2,285	$3,343	$2,001	$—	$—	$7,694
Consumer and other:
Pass	$402	$1,907	$12,512	$10,181	$9,153	$—	$—	$34,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	83	287	101	—	—	472
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$402	$1,908	$12,595	$10,468	$9,254	$—	$—	$34,627
Current period gross charge-offs	$—	$16	$—	$—	$304	$—	$—	$320
Total Loans:
Pass	$764,761	$506,869	$1,039,472	$680,700	$1,423,125	$167,319	$—	$4,582,246
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	100	7,736	17,003	27,209	12,901	—	65,064
Doubtful	—	—	—	—	—	—	—	—
Total loans	$765,013	$506,969	$1,061,024	$707,459	$1,450,334	$182,125	$—	$4,672,924
Current period gross charge-offs	$200	$1,846	$2,938	$3,343	$9,523	$—	$—	$17,850

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the three months ended March 31, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	2,630	357	(11)	(1)	39	(2,382)	(466)	166
Charge-offs	(823)	—	—	—	(69)	(1,974)	(111)	(2,977)
Recoveries	10	—	—	—	75	266	50	401
Ending balance - ACL	$15,322	$3,151	$1,589	$1,252	$9,538	$25,005	$1,819	$57,676

The activities in the allowance by portfolio for the three months ended March 31, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	(1,938)	2,315	129	829	(853)	482	(74)	890
Charge-offs	(400)	—	—	—	(160)	(1,806)	(96)	(2,462)
Recoveries	4	—	—	—	147	121	9	281
Ending Balance - ACL	$15,997	$4,448	$1,405	$853	$12,407	$26,775	$2,515	$64,400

The amortized cost basis of loans on nonaccrual status and the specific allowance as of March 31, 2025 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$8,331	$4,455	$3,603
Commercial real estate	3,979	—	—
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$21,113	$6,759	$4,855
Residential real estate lending	1,375	—	—
Consumer solar	3,479	—	—
Consumer and other	218	—	—
Total retail portfolio	5,072	—	—
	$26,185	$6,759	$4,855

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$872	$731
Commercial real estate	4,062	—	—
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$12,865	$3,176	$1,983
Residential real estate lending	1,771	—	—
Consumer solar	2,827	—	—
Consumer and other	370	—	—
Total retail portfolio	4,968	—	—
	$17,833	$3,176	$1,983

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of March 31, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$3,979	$—
Construction and land development	16,305	1,252
	$20,284	$1,252

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,062	$—
Construction and land development	16,302	1,252
	$20,364	$1,252

As of March 31, 2025 and December 31, 2024, mortgage loans with an unpaid principal balance of $2.45 billion and $2.45 billion, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.
The Company had $1.8 million and $1.9 million of loans to related parties and affiliates as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $3.7 million and $37.6 million, respectively. Included in LHFS were certain non-performing loans of $1.0 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively. In addition, at December 31, 2024, there was a pool of $36.6 million residential loans in LHFS that were sold in the quarter ended March 31, 2025.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	March 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,895,757	0.00%	$2,868,506	0.00%
NOW accounts	187,078	0.72%	179,765	0.72%
Money market deposit accounts	3,772,423	2.73%	3,564,423	2.67%
Savings accounts	330,410	1.28%	328,696	1.32%
Time deposits	226,404	3.52%	239,215	3.54%
Total deposits	$7,412,072	1.57%	$7,180,605	1.52%

The scheduled maturities of time deposits as of March 31, 2025 are as follows:

(In thousands)	Balance
2025	$185,796
2026	35,706
2027	2,668
2028	574
2029	1,487
Thereafter	173
Total	$226,404
Time deposits greater than $250,000 totaled $52.7 million as of March 31, 2025 and $48.5 million as of December 31, 2024.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $87.6 million and $104.9 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $68.1 million as of March 31, 2025 and $71.2 million as of December 31, 2024.
Included in total deposits are state and municipal deposits totaling $60.6 million and $62.6 million as of March 31, 2025 and December 31, 2024, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of March 31, 2025 and December 31, 2024, the subordinated debt was $63.7 million. Interest expense on subordinated debt for the three months ended March 31, 2025 and 2024 was $0.5 million and $0.6 million, respectively.
During the three months ended March 31, 2025 and 2024 the Company did not repurchase any subordinated notes.
FHLBNY Advances and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of March 31, 2025, the value of the other eligible assets had an estimated market value net of haircut totaling $2.04 billion (comprised of securities of $403.9 million and mortgage loans of $1.64 billion). As of December 31, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.04 billion (comprised of securities of $379.6 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $6.0 million outstanding FHLB advances as of March 31, 2025 and $250.7 million in outstanding FHLBNY advances as of December 31, 2024. As of March 31, 2025 and December 31, 2024, we had $6.0 million and $10.7 million, respectively, of FHLBNY advances due in October 2025 through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. For the three months ended March 31, 2025 and 2024, interest expense on FHLBNY advances was $0.6 million and zero, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At March 31, 2025, and December 31, 2024 there were no outstanding balances related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. At March 31, 2024, there was an outstanding borrowings balance of $60.0 million related to the BTFP due in 2024 with a weighted average rate of 4.71%. Interest expense related to these borrowings was $2.4 million for the three months ended March 31, 2024. On March 11, 2024, BTFP ceased extending new borrowings, and as such, there was no outstanding borrowings for the three months ended March 31, 2025.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our unvested restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended March 31, 2025 and March 31, 2024, we had 31,563 and 21,340 anti-dilutive shares, respectively.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2025	2024
(In thousands, except per share amounts)
Net income attributable to Amalgamated Financial Corp.	$25,028	$27,249
Dividends paid on preferred stock	—	—
Income attributable to common stock	$25,028	$27,249
Weighted average common shares outstanding, basic	30,682	30,476
Basic earnings per common share	$0.82	$0.89

Income attributable to common stock	$25,028	$27,249
Weighted average common shares outstanding, basic	30,682	30,476
Incremental shares from assumed conversion of options and RSUs	264	261
Weighted average common shares outstanding, diluted	30,946	30,737
Diluted earnings per common share	$0.81	$0.89

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
The Amalgamated Financial Corp. 2021 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 654,218 shares were available for issuance as of March 31, 2025.

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of March 31, 2025 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2025	106,620	$13.56	2.0	years
Granted	—	—	—
Forfeited/ Expired	(15,780)	11.00	—
Exercised	(39,880)	14.49	—
Outstanding, March 31, 2025	50,960	13.63	1.7	years	$771
Vested and Exercisable, March 31, 2025	50,960	$13.63	1.7	years	$771

The range of exercise prices is $12.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three months ended March 31, 2025 or for the three months ended March 31, 2024 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of March 31, 2025 and December 31, 2024 was $0.8 million and $2.1 million, respectively. No cash was received for options exercised in the three months ended March 31, 2025 or for the three months ended March 31, 2024.

The Company repurchased 22,273 shares and 17,460 shares for options exercised in the three months ended March 31, 2025 and March 31, 2024, respectively.

Time-Based Restricted Stock Units:

Restricted stock units ("RSUs") represent an obligation to deliver shares to an employee or director at a future date if certain vesting conditions are met. These awards are subject to a time-based vesting schedule and are settled in shares of the Company’s common stock. These awards do not provide dividend equivalent rights from the date of grant and do not provide voting rights. Unvested awards accrue dividends based on dividends paid on common shares, but those dividends are paid in cash upon satisfaction of the specified vesting requirements on the underlying award.

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the three months ended March 31, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	297,817	$22.90
Awarded	90,927	36.40
Forfeited/Expired	(944)	23.42
Vested	(88,117)	21.64
Unvested and Expected to Vest, March 31, 2025	299,683	$27.37
As of March 31, 2025, there was $8.6 million of total unrecognized compensation cost related to the non-vested RSUs. The weighted average period to recognize unrecognized compensation is 1.2 years. The Company repurchased 61,408 shares and 30,183 shares for RSUs vested during the three months ended March 31, 2025 and 2024, respectively.
Performance-Based Restricted Stock Units:
Performance-based restricted stock units ("PSUs") represent an obligation to deliver shares to an employee at a future date if certain vesting conditions are met. These awards are subject to the satisfaction of performance conditions or the satisfaction of market conditions, and are settled in shares of the Company’s common stock. These awards do not provide dividend equivalent rights from the date of grant and do not provide voting rights. Unvested awards accrue dividends based on dividends paid on common shares, but those dividends are paid in cash upon satisfaction of the specified vesting requirements on the underlying award. PSUs are granted at target shares. The minimum and maximum awards that are achievable are 0% and 150%, respectively, of the target shares granted.
A summary of the status of the Company’s performance-based vesting PSUs for the three months ended March 31, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	242,240	$21.83
Performance Addition	25,418	8.84
Awarded	59,415	36.78
Forfeited/Expired	—	—
Vested	(76,245)	17.71
Unvested and Expected to Vest, March 31, 2025	250,828	$26.20
As of March 31, 2025, the Company reserved an additional 125,414 shares for issuance upon vesting of PSUs assuming the Company achieves the maximum share payout.

As of March 31, 2025, there was $7.2 million of total unrecognized compensation cost related to the non-vested PSUs. The weighted average period to recognize unrecognized compensation is 1.8 years.

During the three months ended March 31, 2025, the Company awarded 25,418 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $8.84 per share. Included in these awards was 12,851 shares with a grant date fair market value of $17.48, and 12,567 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. Compensation expense attributable to the vesting of the performance shares was $0.2 million.

During the three months ended March 31, 2025, the Company granted 59,415 PSUs at target achievement of the Company's corporate goals at a weighted average fair value of $36.78 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.

Notes to Consolidated Financial Statements (unaudited)
Deferred Restricted Stock Units:
The Bonus Deferral And Stock Purchase Plan ("BDSPP") provides for a bonus deferral opportunity with matching benefits to certain executives. Under the BDSPP, deferred restricted stock units ("DSUs") represent an obligation to deliver shares to an employee at a future date if certain vesting conditions are met. The plan allows for participating executives to defer up to 100% of their annual incentive plan bonus in the form of deferred restricted stock units ("DSUs") which will convert to shares issuable upon the earliest to occur of the executive’s separation from service (including death), a change of control or a qualifying financial emergency. The Company will match 100% up to 35% of any deferred bonus, in the form of additional DSUs credited to participants' plan accounts. These awards do not provide dividend equivalent rights from the date of grant and do not provide voting rights.
A summary of the status of the Company’s DSUs for the three months ended March 31, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	—	$—
Deferred bonus	16,304	—
Employer match	16,304	29.87
Forfeited/Expired	—	—
Vested	(16,304)	29.87
Unvested and Expected to Vest, March 31, 2025	16,304	$29.87
As of March 31, 2025, there was $0.5 million of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 1.4 years.
Compensation expense attributable to employee RSUs, PSUs, and DSUs was $1.3 million for the three months ended March 31, 2025, and $1.0 million for the three months ended March 31, 2024. Compensation expense attributable to director RSUs was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. As of March 31, 2025, there were 387,731 shares available for the purchase under ESPP. The expense related to the discount on purchased shares for the three months ended March 31, 2025 and March 31, 2024 was $41 thousand and $37 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income.

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

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$527,989	$—	$527,989
Non-GSE certificates & CMOs	—	244,079	—	244,079
ABS	—	671,036	—	671,036
Corporate	—	95,063	—	95,063
Other	200	7,760	—	7,960
PACE assessments:
Residential PACE assessments	—	—	161,147	161,147
Other assets - Cash flow hedges	—	2,103	—	2,103

Total assets carried at fair value	$200	$1,548,030	$161,147	$1,709,377

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$508,158	$—	$508,158
Non-GSE certificates & CMOs	—	214,175	—	214,175
ABS	—	652,334	—	652,334
Corporate	—	98,315	—	98,315
Other	200	3,865	—	4,065
PACE assessments:
Residential PACE assessments	—	—	152,011	152,011
Other assets - Cash flow hedges	—	2,168	—	2,168

Total assets carried at fair value	$200	$1,479,015	$152,011	$1,631,226

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and March 31, 2024:

	Residential PACE Assessments
	March 31, 2025	March 31, 2024
(In thousands)
Balance of recurring Level 3 assets at January 1	$152,011	$53,303
Amortization included in interest income	(119)	261
Change in unrealized holding gains/losses included in other comprehensive income	2,436	536
Purchases	11,291	34,879
Sales	—	(6,284)
Principal paydowns	(4,472)	(437)

Balance of recurring Level 3 assets at March 31	$161,147	$82,258

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$161,147	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (19.7%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$152,011	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (18.9%)

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

	March 31, 2025
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

Notes to Consolidated Financial Statements (unaudited)
Financial Instruments Not Measured at Fair Value
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value. For a description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value, refer to Note 14, Fair Value of Financial Instruments, included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	March 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$65,714	$65,714	$—	$—	$65,714
Held-to-maturity securities	1,573,117	—	496,622	947,021	1,443,643
Loans held for sale	3,667	—	—	3,667	3,667
Loans receivable, net	4,619,830	—	—	4,421,807	4,421,807
Resell agreements	41,651	—	—	41,651	41,651
Accrued interest receivable	55,092	302	12,142	42,648	55,092

Financial liabilities:
Deposits payable on demand	$7,185,668	$—	$7,185,668	$—	$7,185,668
Time deposits	226,404	—	226,117	—	226,117
FHLBNY advances	5,952	—	5,944	—	5,944
Subordinated debt, net	63,724	—	56,874	—	56,874
Accrued interest payable	2,908	—	2,908	—	2,908

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$60,749	$60,749	$—	$—	$60,749
Held-to-maturity securities	1,586,205	—	499,564	933,156	1,432,720
Loans held for sale	37,593	—	—	37,593	37,593
Loans receivable, net	4,612,838	—	—	4,352,266	4,352,266
Resell agreements	23,741	—	—	23,741	23,741
Accrued interest receivable	61,172	44	11,781	49,347	61,172

Financial liabilities:
Deposits payable on demand	$6,941,390	$—	$6,941,390	$—	$6,941,390
Time deposits	239,215	—	238,788	—	238,788
FHLBNY advances	250,706	—	250,709	—	250,709
Subordinated debt, net	63,703	—	57,651	—	57,651
Accrued interest payable	2,356	—	2,356	—	2,356

Notes to Consolidated Financial Statements (unaudited)
10. DERIVATIVES AND HEDGING ACTIVITIES
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

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of March 31, 2025, the Company had one interest rate swap with a notional value of $100.0 million and two interest rate option contracts with a floor with a notional value of $165.0 million, hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative assets as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$265,000	$2,103	$265,000	$2,168

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2025 and 2024.

	Three months ended		Three months ended
	March 31, 2025		March 31, 2024
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationship:
Gain reclassified from accumulated OCI into income	$115	$—	$—	$—

Cash Flow Hedges

Cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities.

Notes to Consolidated Financial Statements (unaudited)
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $216.4 thousand will be reclassified as a reduction in interest income.

The Company did not terminate any derivatives during the three months ended March 31, 2025. There were no derivatives during the three months ended March 31, 2024.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income for the periods indicated:

	Three months ended
	March 31,
(In thousands)	2025	2024
Gain recognized in other comprehensive income	$212	$—
Gain reclassified from other comprehensive income into interest income	115	—

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	March 31, 2025	December 31, 2024
(In thousands)
Commitments to extend credit	$491,415	$442,761
Standby letters of credit	30,046	29,715
Total	$521,461	$472,476

Included in the above table are extensions of credit to related parties and affiliates. As of March 31, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit. As of December 31, 2024, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit.

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $4.6 million as of March 31, 2025, compared to an allowance of $4.1 million as of December 31, 2024. The provision of credit losses related to off balance sheet credit commitments was $0.4 million for the three months ended March 31, 2025, and $0.7 million for the three months ended March 31, 2024.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until December 2026. As of March 31, 2025, the estimated remaining commitment was $228.4 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
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

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of March 31, 2025. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
During April 2025, the Company entered into a fifteen year lease agreement for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The company is expected to move to the new premises in mid 2026.
As of March 31, 2025, the ROU lease asset was $12.5 million and operating lease liability was $17.2 million. As of December 31, 2024, the ROU lease asset was $14.2 million and operating lease liability was $19.7 million.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended March 31,
	2025	2024
(In thousands)
Operating lease cost	$2,051	$1,840
Cash paid for amounts included in the measurement of operating leases liability	2,743	4,186
Note: Sublease income and variable income or expense considered immaterial
The lease expiration dates ranged from 0 to 3 years for both March 31, 2025, and March 31, 2024.
The weighted average remaining lease term on operating leases at March 31, 2025 and March 31, 2024 was 1.7 years and 2.9 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.31% and 3.15% at March 31, 2025 and March 31, 2024, respectively.
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of March 31, 2025:

Notes to Consolidated Financial Statements (unaudited)

(In thousands)	As of March 31, 2025
2025	$8,035
2026	8,877
2027	747
2028 and thereafter	—
Total undiscounted operating lease payments	17,659
Less: present value adjustment	469
Total Operating leases liability	$17,190

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

The Company performed its annual test based upon market data as of June 30, 2024 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2024. During the three months ended March 31, 2025, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At March 31, 2025 and December 31, 2024, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $7.8 million and $7.6 million as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the carrying amount of the core deposit intangible was $1.3 million and $1.5 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.1 million and $0.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2025	$430
2026	419
2027	265
2028	111
2029	33
Thereafter	85
Total	$1,343

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of March 31, 2025, the Company's maximum exposure to loss is $50.7 million.

	March 31, 2025	December 31, 2024
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$1,889	$4,732
Loan commitments	48,797	49,744
Funded portion of loan commitments	48,797	49,744
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended
	March 31,
	2025	2024
(In thousands)
Tax credits and other tax benefits recognized	$1,985	$863

Notes to Consolidated Financial Statements (unaudited)
15.     SEGMENT INFORMATION
The Company's reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. Substantially all of our operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes our only operating segment for financial reporting purposes. We do not consider our trust and investment management business as a separate segment. The accounting policies of the Company's segment are the same as those described in the Note 1 “Summary of Significant Accounting Policies” in our 2024 Annual Report.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of March 31, 2025, as compared to December 31, 2024, and our results of operations for the three month periods ended March 31, 2025 and March 31, 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission on March 6, 2025. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 37% of our equity as of March 31, 2025. As of March 31, 2025, our total assets were $8.29 billion, our total loans, net of allowance for credit losses were $4.62 billion, our total deposits were $7.41 billion, and our stockholders' equity was $736.0 million. As of March 31, 2025, our trust business held $35.71 billion in assets under custody and $14.23 billion in assets under management.
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
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2024 Annual Report.

There have been no significant changes to our significant accounting policies, or the estimates made pursuant to those policies as described in our 2024 Annual Report.

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
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. This ASU is effective for the year ended December 31, 2024 and for interim reporting periods beginning with the quarter ended March 31, 2025. Early adoption is permitted. The Company does not expect an impact of this standard on the consolidated financial statements and related disclosures.

Results of Operations

General

Our results of operations depend substantially on net interest income, which is the difference between interest income on interest-earning assets, consisting primarily of interest income on loans, investment securities and other short-term investments and interest expense on interest-bearing liabilities, consisting primarily of interest expense for deposits and borrowings. Our results of operations are also dependent on non-interest income, consisting primarily of income from Trust Department fees, service charges on deposit accounts, net gains on sales of investment securities and income from bank-owned life insurance (“BOLI”). Other factors contributing to our results of operations include our provisions for credit losses, income taxes, and non-interest expenses, such as salaries and employee benefits, occupancy and depreciation expenses, professional fees, technology fees and other miscellaneous operating costs.

Net income for the first quarter of 2025 was $25.0 million, or $0.81 per diluted share, compared to $27.2 million, or $0.89 per diluted share, for the first quarter of 2024. The $2.2 million decrease was primarily due to a $3.8 million decrease in non-interest income, a $3.5 million increase in non-interest expense, and a $1.2 million increase in interest expense, offset by a $3.8 million increase in interest and dividend income, a $1.6 million decrease in income tax expense, and a $1.0 million decrease in provision for credit losses.

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

Three Months Ended March 31, 2025 and 2024

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$121,321	$1,194	3.99%	$205,369	$2,592	5.08%
Securities(1)	3,220,590	40,867	5.15%	3,170,356	41,064	5.21%
Resell agreements	30,169	786	10.57%	79,011	1,326	6.75%
Total loans, net (2)	4,695,264	57,843	5.00%	4,390,489	51,952	4.76%
Total interest-earning assets	8,067,344	100,690	5.06%	7,845,225	96,934	4.97%
Non-interest-earning assets:
Cash and due from banks	5,045			5,068
Other assets	220,589			226,270
Total assets	$8,292,978			$8,076,563

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,242,786	$26,806	2.56%	$3,591,551	$21,872	2.45%
Time deposits	232,683	2,111	3.68%	188,045	1,576	3.37%
Brokered CDs	—	—	0.00%	190,240	2,443	5.16%
Total interest-bearing deposits	4,475,469	28,917	2.62%	3,969,836	25,891	2.62%
Borrowings	134,340	1,196	3.61%	288,093	3,006	4.20%
Total interest-bearing liabilities	4,609,809	30,113	2.65%	4,257,929	28,897	2.73%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,901,061			3,138,238
Other liabilities	59,728			79,637
Total liabilities	7,570,598			7,475,804
Stockholders' equity	722,380			600,759
Total liabilities and stockholders' equity	$8,292,978			$8,076,563

Net interest income / interest rate spread		$70,577	2.41%		$68,037	2.24%
Net interest-earning assets / net interest margin	$3,457,535		3.55%	$3,587,296		3.49%

Total deposits / total cost of deposits	$7,376,530		1.59%	$7,108,074		1.46%
Total funding / total cost of funds	$7,510,870		1.63%	$7,396,167		1.57%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 1Q2025 and 1Q2024 of $0 and $18 thousand, respectively.

Net interest income was $70.6 million for the first quarter of 2025, compared to $68.0 million for the first quarter of 2024. The $2.6 million increase, or 3.8% increase from the first quarter of 2024 was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher costs and average balances on interest-bearing liabilities.

Net interest spread was 2.41% for the three months ended March 31, 2025, compared to 2.24% for the same period in 2024, an increase of 17 basis points. Our net interest margin was 3.55% for the first quarter of 2025, an increase of 6 basis points from 3.49% in the first quarter of 2024. This was largely due to increases in yields and average balances on interest-bearing assets, partially offset by an increase in total cost of funds.

The yield on average earning assets was 5.06% for the three months ended March 31, 2025, compared to 4.97% for the same period in 2024, an increase of 9 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.65% for the three months ended March 31, 2025, a decrease of 8 basis points from the same period in 2024, which was primarily due to a decrease in interest expense paid for deposits, particularly in savings, NOW, money market deposits and time deposits. Non-interest-bearing deposits represented 39.3% of average deposits for the three months ended March 31, 2025, compared to 44.2% for the three months ended March 31, 2024.

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

	Three Months Ended March 31, 2025 over March 31, 2024
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(1,003)	$(395)	$(1,398)
Securities	443	(640)	(197)
Resell agreements	(915)	375	(540)
Total loans, net	3,387	2,504	5,891
Total interest income	1,912	1,844	3,756

Interest-bearing liabilities:
Savings, NOW and money market deposits	3,855	1,079	4,934
Time deposits	372	163	535
Brokered CDs	(2,443)	—	(2,443)
Total deposits	1,784	1,242	3,026
Borrowings	(1,977)	167	(1,810)
Total interest expense	(193)	1,409	1,216

Change in net interest income	$2,105	$435	$2,540
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.
Three Months Ended March 31, 2025 and 2024

Provision for credit losses totaled an expense of $0.6 million for the first quarter of 2025 compared to an expense of $1.6 million for the same period in 2024. Overall, the provision for credit losses during the first quarter of 2025 was primarily driven by charge offs on consumer solar and other C&I loans and increases in specific reserves, offset by improvements in the macroeconomic factors.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Trust Department fees	$4,191	$3,854
Service charges on deposit accounts	3,438	6,136
Bank-owned life insurance income	626	609
Losses on sale of securities	(680)	(2,774)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	832	47
Equity method investments (loss) income	(2,508)	2,072
Other income	507	285
Total non-interest income	$6,406	$10,229
Three Months Ended March 31, 2025 and 2024

Non-interest income was $6.4 million for the first quarter of 2025, compared to $10.2 million for the first quarter in 2024. The decrease of $3.8 million in the first quarter of 2025 compared to the corresponding quarter in 2024 was primarily due to a $4.6 million decrease in income from equity investments and a $2.7 million decrease in service charges on deposit accounts primarily due to decreases in Insured Cash Sweep ("ICS") One-Way Sell income, offset by a $2.1 million decrease in losses on sale of securities, a $0.8 million increase in gain on sale of loans and changes in fair value on loans held-for-sale, a $0.3 million increase in trust department fees and a $0.2 million increase in other income. Our Trust Department fees were $4.2 million in the first quarter of 2025, and $3.9 million in the same period in 2024.

Non-Interest Expense
Non-interest expense includes compensation and employee benefits, occupancy and depreciation expense, professional fees (including legal, accounting and other professional services), technology, office maintenance and depreciation, amortization of intangible assets, advertising and promotion, federal deposit insurance premiums, and other expenses. The following table presents non-interest expense for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2025	2024
Compensation and employee benefits	$23,314	$22,273
Occupancy and depreciation	3,293	2,904
Professional fees	4,739	2,376
Technology	5,619	4,629
Office maintenance and depreciation	629	663
Amortization of intangible assets	144	183
Advertising and promotion	51	1,219
Federal deposit insurance premiums	900	1,050
Other expense	2,961	2,855
Total non-interest expense	$41,650	$38,152

Three Months Ended March 31, 2025 and 2024

Non-interest expense for the first quarter of 2025 was $41.7 million, an increase of $3.5 million from $38.2 million for the first quarter of 2024. The increase was driven by a $2.4 million increase in professional fees and $1.0 million increase in compensation and benefits expense related to an expected increase in compensation due to increased headcount and corporate incentive payments, and a $1.0 million increase in technology expense, a $0.4 million increase in occupancy and depreciation expense and a $0.1 million increase in other expenses, partially offset by a $1.2 million decrease in advertising and promotion expense and a $0.2 million decrease in federal deposit insurance premiums expense.
Income Taxes

Three Months Ended March 31, 2025 and 2024

We had a provision for income tax expense of $9.7 million for the first quarter of 2025, compared to $11.3 million for the first quarter of 2024. Our effective tax rate for the first quarter of 2025 was 28.0% compared to 29.2% for the first quarter of 2024.

Financial Condition

Balance Sheet

Our total assets were $8.29 billion at March 31, 2025, compared to $8.26 billion at December 31, 2024. Notable changes within individual balance sheet line items include a $231.5 million increase in deposits, a $65.1 million increase in securities, a $17.9 million increase in resell agreements, a $7.0 million increase in loans receivable, net, a $5.0 million increase in cash, and a $244.7 million decrease in borrowings.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at March 31, 2025 or at December 31, 2024. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At March 31, 2025 and December 31, 2024, we had available for sale securities of $1.71 billion and $1.63 billion, respectively.
Our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.57 billion at March 31, 2025, and $1.59 billion at December 31, 2024.
During the three months ended March 31, 2025 we purchased a total of $161.8 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $16.1 million and a net realized loss of $0.7 million as part of normal and ongoing balance sheet management.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $19.2 million at March 31, 2025 and $27.0 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at March 31, 2025 was $0.7 million compared to $0.7 million at December 31, 2024. The provision for credit losses for held-to-maturity securities was a recovery of $3.0 thousand for the three months ended March 31, 2025, compared to a recovery of $11.0 thousand for the three months ended March 31, 2024.
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
Accrued interest receivable on available-for-sale debt securities totaled $12.0 million at March 31, 2025 and $11.7 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	March 31, 2025		December 31, 2024
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$527,989	16.1%	$508,158	15.8%
Non-GSE certificates & CMOs	244,079	7.4%	214,175	6.7%
ABS	671,036	20.5%	652,334	20.3%
Corporate	95,063	2.9%	98,315	3.1%
Other	7,960	0.2%	4,065	0.1%

PACE assessments:
Residential PACE assessments	161,147	4.9%	152,011	4.7%

Total available for sale	1,707,274	52.0%	1,629,058	50.7%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$186,534	5.7%	$188,194	5.9%
Non-GSE certificates & CMOs	72,781	2.2%	73,850	2.3%
ABS	210,921	6.4%	215,161	6.7%
Municipal	64,875	2.0%	65,090	2.0%

PACE assessments:
Commercial PACE assessments	271,200	8.3%	268,692	8.4%
Residential PACE assessments	767,507	23.4%	775,922	24.0%

Total held-to-maturity	1,573,818	48.0%	1,586,909	49.3%

Total securities	$3,281,092	100.0%	$3,215,967	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of March 31, 2025
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$4,146	3.0%	$60,510	4.3%	$486,638	4.2%
Non-GSE certificates & CMOs	—	—%	6,750	5.8%	—	—%	250,166	4.0%
ABS	—	—%	22,188	6.0%	187,932	6.0%	473,168	5.5%
Corporate	—	—%	27,483	4.4%	76,002	3.7%	—	—%
Other	200	4.3%	—	—%	—	—%	7,536	5.7%

PACE assessments:
Residential PACE assessments	22	—%	1,442	0.1%	4,029	0.1%	151,391	7.3%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,577	3.1%	22,122	3.0%	149,835	2.9%
Non-GSE certificates & CMOs	—	—%	—	—%	—	—%	72,781	2.3%
ABS	—	—%	—	—%	119,330	6.1%	91,591	3.9%
Municipal	—	—%	9,463	3.7%	13,178	3.4%	42,234	2.5%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	5,658	0.1%	265,542	5.4%
Residential PACE assessments	2,414	0.1%	9,341	0.1%	33,617	0.2%	722,135	5.0%

Total securities	$2,636	4.3%	$95,390	4.5%	$522,378	5.3%	$2,713,017	4.8%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of March 31, 2025:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
Collateralized Loan Obligation ("CLO") Commercial & Industrial	$523,630	61%	3.1	100%	98%	2%	0%	0%	0%	100%
Consumer	186,212	21%	5.0	0%	33%	38%	29%	0%	0%	100%
Mortgage	85,199	10%	1.7	100%	100%	0%	0%	0%	0%	100%
Student	72,454	8%	4.1	76%	73%	27%	0%	0%	0%	100%
Total Securities:	$867,495	100%	3.4	77%	82%	12%	6%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 82% carry AAA credit ratings and 18% carry A credit ratings or higher. Approximately 77% of this portfolio is classified as “available for sale.”

Loans
Lending related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and costs, and allowance for credit losses, were $4.62 billion as of March 31, 2025 compared to $4.61 billion as of December 31, 2024. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025		December 31, 2024
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,183,297	25.3%	$1,175,490	25.2%
Multifamily mortgages	1,371,950	29.3%	1,351,604	28.9%
Commercial real estate mortgages	409,004	8.7%	411,387	8.8%
Construction and land development mortgages	20,690	0.4%	20,683	0.4%
Total commercial portfolio	2,984,941	63.8%	2,959,164	63.3%

Retail portfolio:
Residential real estate lending	1,303,856	27.9%	1,313,617	28.1%
Consumer solar	356,601	7.6%	365,516	7.8%
Consumer and other	32,108	0.7%	34,627	0.8%
Total retail portfolio	1,692,565	36.2%	1,713,760	36.7%
Total loans	4,677,506	100.0%	4,672,924	100.0%

Allowance for credit losses	(57,676)		(60,086)
Total loans, net	$4,619,830		$4,612,838

Commercial loan portfolio
Our commercial loan portfolio comprised 63.8% of our total loan portfolio at March 31, 2025 and 63.3% of our total loan portfolio at December 31, 2024. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at March 31, 2025 by exposure was $4.4 million with a median size of $1.1 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.18 billion at March 31, 2025, which comprised 25.3% of our total loan portfolio. During the three months ended March 31, 2025, the C&I loan portfolio increased by 0.7% from $1.18 billion at December 31, 2024.

Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 69% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 54%.
Our multifamily loans totaled $1.37 billion at March 31, 2025, which comprised 29.4% of our total loan portfolio. During the three months ended March 31, 2025, the multifamily loan portfolio increased by 1.5% from $1.35 billion at December 31, 2024.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our CRE loans is approximately 44%.
Our CRE loans totaled $409.0 million at March 31, 2025, which comprised 8.7% of our total loan portfolio. During the three months ended March 31, 2025, the CRE loan portfolio decreased by 0.6% from $411.4 million at December 31, 2024.

Retail loan portfolio
Our retail loan portfolio comprised 36.2% of our total loan portfolio at March 31, 2025 and 36.7% of our loan portfolio at December 31, 2024. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. These loans are either originated by our loan officers or purchased from other originators with the servicing generally retained by such originators. As of March 31, 2025, approximately 80% of our residential 1-4 family mortgage loans were either originated by our loan officers or were acquired in our acquisition of New Resource Bank, and 20% were purchased. Our residential real estate lending loans totaled $1.30 billion at March 31, 2025, which comprised 77.0% of our retail loan portfolio and 27.9% of our total loan portfolio. As of March 31, 2025, our residential real estate lending loans decreased by 0.7% from $1.31 billion at December 31, 2024.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar loans totaled $356.6 million at March 31, 2025, which comprised 7.6% of our total loan portfolio, compared to $365.5 million, or 7.8% of our total loan portfolio, at December 31, 2024.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $32.1 million at March 31, 2025, which comprised 0.7% of our total loan portfolio, compared to $34.6 million, or 0.8% of our total loan portfolio, at December 31, 2024.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at March 31, 2025:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$696,212	$237,377	$56,139	$193,569	$1,183,297
Multifamily	167,062	580,072	278,415	346,401	1,371,950
Commercial real estate	113,446	131,701	102,767	61,090	409,004
Construction and land development	4,385	—	—	16,305	20,690

Retail Portfolio:
Residential real estate lending	102	5,197	126,204	1,172,353	1,303,856
Consumer solar	—	2,237	78,149	276,215	356,601
Consumer and other	129	1,562	22,083	8,334	32,108
Total Loans	$981,336	$958,146	$663,757	$2,074,267	$4,677,506
The following table presents our loans held for investment with maturity due after March 31, 2026:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$308,244	$178,841	$487,085
Multifamily	1,164,086	40,802	1,204,888
Commercial real estate	274,776	20,782	295,558
Construction and land development	—	16,305	16,305

Retail Portfolio:
Residential real estate lending	759,047	544,707	1,303,754
Consumer solar	356,601	—	356,601
Consumer and other	31,579	400	31,979
Total Loans	$2,894,333	$801,837	$3,696,170

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
(In thousands)	2025	2024

Balance at beginning of period	$60,086	$65,691
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(823)	(400)
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	(69)	(160)
Consumer solar	(1,974)	(1,806)
Consumer and other	(111)	(96)
Total loan charge-offs	(2,977)	(2,462)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	10	4
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	75	147
Consumer solar	266	121
Consumer and other	50	9
Total loan recoveries	401	281
Net charge-offs	(2,576)	(2,181)
Provision for credit losses	166	890
Balance at end of period	$57,676	$64,400
During the quarter, the allowance for credit losses on loans decreased $2.4 million to $57.7 million at March 31, 2025 from $60.1 million at December 31, 2024. The ratio of allowance to total loans was 1.23% at March 31, 2025 and 1.29% at December 31, 2024.
At March 31, 2025 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at December 31, 2024.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At March 31, 2025			At December 31, 2024
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$15,322	25.3%		$13,505	25.2%
Multifamily	3,151	29.4%		2,794	28.9%
Commercial real estate	1,589	8.7%		1,600	8.8%
Construction and land development	1,252	0.4%		1,253	0.4%
Total commercial portfolio	$21,314	63.8%		$19,152	63.3%

Retail Portfolio:
Residential real estate lending	$9,538	27.9%		9,493	28.1%
Consumer solar	25,005	7.6%	33.1%	29,095	7.8%
Consumer and other	1,819	0.7%		2,346	0.8%
Total retail portfolio	$36,362	36.2%		$40,934	36.7%

Total allowance for credit losses	$57,676			$60,086
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At March 31, 2025		At December 31, 2024
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.9%	$—	11.9%
Non-GSE certificates & CMOs	47	4.6%	49	4.7%
ABS	—	13.5%	—	13.6%
Municipal	—	4.1%	—	4.1%
Total traditional securities	$47	34.1%	$49	34.3%

PACE assessments:
Commercial PACE assessments	$271	17.2%	$268	16.9%
Residential PACE assessments	383	48.8%	387	48.8%
Total retail portfolio	$654	66.0%	$655	65.7%

Total allowance for credit losses on securities	$701		$704

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
The following table sets forth our nonperforming assets as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	989	4,853
Nonaccrual loans - Commercial	27,872	16,041
Nonaccrual loans - Retail	5,072	4,968
Nonaccrual securities	7	8
Total nonperforming assets	$33,940	$25,870

Nonaccrual loans:
Commercial and industrial	$12,786	$872
Multifamily	—	—
Commercial real estate	3,979	4,062
Construction and land development	11,107	11,107
Total commercial portfolio	27,872	16,041

Residential real estate lending	1,375	1,771
Consumer solar	3,479	2,827
Consumer and other	218	370
Total retail portfolio	5,072	4,968
Total nonaccrual loans	$32,944	$21,009

Nonperforming assets to total assets	0.41%	0.31%
Nonaccrual assets to total assets	0.41%	0.31%
Nonaccrual loans to total loans	0.70%	0.45%
Allowance for credit losses on loans to nonaccrual loans	175.07%	286.00%
Allowance for credit losses on loans to total loans	1.23%	1.29%
Net charge-offs to average loans	0.22%	0.36%

Nonperforming assets totaled $33.9 million, or 0.41% of period-end total assets at March 31, 2025, an increase of $8.0 million, compared with $25.9 million, or 0.31% of period-end total assets at December 31, 2024. The increase in non-performing assets at March 31, 2025 compared to December 31, 2024 assets was primarily driven by a $11.8 million increase in commercial and industrial nonaccrual loans offset by a $3.9 million decrease in held for sale nonaccrual loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $140.8 million, or 1.7% of total assets, at March 31, 2025, as follows: $78.8 million are commercial loans currently in workout that management expects will be rehabilitated; $48.2 million are commercial loans that are 30-89 days delinquent; $8.0 million are residential real estate loans at 30-89 days delinquent, and $5.8 million are consumer loans at 30-89 days delinquent.
Resell Agreements
As of March 31, 2025, we entered into $41.7 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted average interest rate of 6.69%. As of December 31, 2024, we have entered into $23.7 million of short term investments of resell agreements backed by residential mortgage loans, with a weighted interest rate of 6.91%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $33.8 million at March 31, 2025 and $42.4 million at December 31, 2024. As of March 31, 2025, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.41 billion at March 31, 2025, compared to $7.18 billion at December 31, 2024. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs ("political action committees"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of March 31, 2025 and December 31, 2024, we had approximately $1.07 billion and $969.6 million, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. As of March 31, 2025 and December 31, 2024, these off-balance sheet deposits totaled $214.5 million and $0, respectively. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three months ended March 31, 2025, the Company recognized $8.6 thousand in servicing fee income compared to $2.9 million for the three months ended March 31, 2024.
Total estimated uninsured deposits at March 31, 2025 and December 31, 2024 were $3.87 billion and $3.71 billion, respectively.

Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at March 31, 2025 are summarized as follows:

Maturities as of March 31, 2025
(In thousands)
Within three months	$20,296
After three but within six months	13,028
After six months but within twelve months	18,316
After twelve months	1,009
$52,649
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of March 31, 2025 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of March 31, 2025	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-14.9%	(246,978)	-3.2%	(9,561)
+200 basis points	-8.2%	(136,026)	-0.3%	(1,021)
+100 basis points	-2.3%	(38,637)	1.0%	2,925
-100 basis points	-2.6%	(43,188)	-3.4%	(10,041)
-200 basis points	-10.2%	(168,418)	-8.0%	(23,763)
-300 basis points	-23.7%	(391,890)	-12.6%	(37,522)
-400 basis points	-47.2%	(780,259)	-19.4%	(57,860)

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
At March 31, 2025, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $65.7 million, or 0.8% of total assets, compared to $60.7 million, or 0.7% of total assets at December 31, 2024. The $5.0 million, or 8.2%, increase is due to normal business activity, paydowns of borrowings, and strategic investment securities purchases, offset by investments in resell agreements. Our available for sale securities at March 31, 2025 were $1.71 billion, or 20.6% of total assets, compared to $1.63 billion, or 19.7% of total assets at December 31, 2024. Available for sale securities with an aggregate fair value of $1.25 billion at March 31, 2025 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.45 billion and $2.45 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2025, we had $6.0 million advances from the FHLBNY and a remaining credit availability of $2.04 billion. In addition, we maintain borrowing capacity of approximately $1.01 billion with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.

We also had $63.7 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $3.32 billion of immediately available funds, in addition to unpledged securities with two-day availability of $301.0 million for total liquidity within two-days of $3.62 billion, which provided coverage for 94% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at March 31, 2025 was $736.0 million, compared to $707.7 million at December 31, 2024, an increase of $28.3 million. The increase was primarily driven by $25.0 million of net income and a $11.3 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $4.4 million in dividends paid at $0.14 per outstanding share, and $3.5 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
March 31, 2025
Consolidated:
Total capital to risk weighted assets	$894,519	16.61%	$430,735	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	768,553	14.27%	323,051	6.00%	N/A	N/A
Tier 1 capital to average assets	768,553	9.22%	333,532	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	768,553	14.27%	242,288	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$855,224	15.88%	$430,718	8.00%	$538,398	10.00%
Tier 1 capital to risk weighted assets	792,982	14.73%	323,039	6.00%	430,718	8.00%
Tier 1 capital to average assets	792,982	9.56%	331,686	4.00%	414,607	5.00%
Common equity tier 1 to risk weighted assets	792,982	14.73%	242,279	4.50%	349,959	6.50%

December 31, 2024
Consolidated:
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$829,871	15.35%	$432,493	8.00%	$540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of March 31, 2025, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of March 31, 2025:

March 31, 2025
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$5,952	$5,952	$—	$—	$—
Subordinated Debt	63,724	—	—	—	63,724
Operating Leases	17,659	8,035	9,624	—	—
Certificates of Deposit	226,404	185,796	38,948	1,487	173
	$313,739	$199,783	$48,572	$1,487	$63,897
During April 2025, the Company entered into a fifteen year lease agreement for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The company is expected to move to the new premises in mid 2026.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC, which operates Home Run Financing, for the purchase of PACE assessment securities until December 2026. As of March 31, 2025, the estimated remaining commitment was $228.4 million. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk from that presented in the 2024 Annual Report. Our interest rate sensitivity position at March 31, 2025 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of March 31, 2025. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 7, 2025, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended March 31, 2025 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
January 1 through January 31, 2025	61,157	$34.19	42,541	$17,183,353
February 1 through February 28, 2025	104,438	34.45	52,497	$15,457,876
March 1 through March 31, 2025	23,124	32.09	10,000	$40,000,000
Total	188,719	$34.08	105,038

(1) Includes 16,475 shares withheld by the Company for options exercises, 67,206 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 105,038 shares repurchased pursuant to the share repurchase program described in Note (2).

(2) Effective February 25, 2022, the Company’s Board of Directors approved an increase to the share repurchase program authorizing the repurchase of an aggregate amount up to $40 million of the Company's outstanding common stock (the "2022 Share Repurchase Program). The authorization did not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under the 2022 Share Repurchase Program, $3.5 million of common stock was purchased during the quarter ended March 31, 2025.

As of March 10, 2025, we do not intend to make further purchases under the 2022 Share Repurchase Program. Effective March 10, 2025, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $40 million of its common stock (the "2025 Share Repurchase Program"). The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under the 2025 Share Repurchase Program, no common stock was purchased during the quarter ended March 31, 2025.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On January 15, 2025, Sam Brown, Senior Executive Vice President, Chief Banking Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,151 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after April 15, 2025 and ending on the earlier of April 14, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

10.1	Amended & Restated Employment Agreement, dated February 24, 2025, by and among Amalgamated Financial Corp., Amalgamated Bank, and Sean Searby (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on February 27, 2025)

10.2	Amalgamated Financial Corp. Bonus Deferral and Deferred Stock Unit Program (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.3	Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.4	Form of Deferred Restricted Stock Unit Award Agreement – Matching Grant (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.5	Amended & Restated Employment Agreement, dated March 25, 2025, by and among Amalgamated Financial Corp., Amalgamated Bank, and Priscilla Sims Brown (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)

10.6	Lease Agreement, dated April 4, 2025, by and among Amalgamated Bank, and 99 Park Avenue Associate, L.P. (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on April 8, 2025)

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the quarters ended March 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2025 and 2024, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended March 31, 2025, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

May 6, 2025	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2025	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

May 6, 2025	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)