Form 10-Q
period 2025-06-30
Amalgamated Financial Corp.
filed 2025-08-05
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of August 4, 2025, the registrant had 30,109,078 shares of common stock outstanding at $0.01 par value per share.

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
22.increased regulatory scrutiny, privacy concerns, and exposure from the use of “big data” techniques, machine learning, and artificial intelligence;
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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	June 30, 2025	December 31, 2024
Assets	(unaudited)
Cash and due from banks	$4,049	$4,042
Interest-bearing deposits in banks	167,017	56,707
Total cash and cash equivalents	171,066	60,749
Securities:
Available for sale, at fair value:
Traditional securities	1,713,077	1,477,047
Property Assessed Clean Energy ("PACE") assessments	178,247	152,011
	1,891,324	1,629,058
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $47 and $49, respectively	529,418	542,246
PACE assessments, net of allowance for credit losses of $657 and $655, respectively	1,037,220	1,043,959
	1,566,638	1,586,205

Loans held for sale	2,545	37,593
Loans receivable, net of deferred loan origination fees and costs	4,714,344	4,672,924
Allowance for credit losses	(58,998)	(60,086)
Loans receivable, net	4,655,346	4,612,838

Resell agreements	57,040	23,741
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	5,277	15,693
Accrued interest receivable	55,509	61,172
Premises and equipment, net	8,823	6,386
Bank-owned life insurance	108,465	108,026
Right-of-use lease asset	11,379	14,231
Deferred tax asset, net	33,685	42,437
Goodwill	12,936	12,936
Intangible assets, net	1,200	1,487
Equity method investments	5,110	8,482
Other assets	34,995	35,858
Total assets	$8,621,338	$8,256,892
Liabilities
Deposits	$7,733,272	$7,180,605
Borrowings	75,457	314,409
Operating leases	15,395	19,734
Other liabilities	43,230	34,490
Total liabilities	$7,867,354	$7,549,238

Commitments, contingencies and off balance sheet risk (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 30,983,139 and 30,809,484 shares issued, respectively, and 30,412,241 and 30,670,982 shares outstanding, respectively)	$310	$308
Additional paid-in capital	290,256	288,656
Retained earnings	522,405	480,144
Accumulated other comprehensive loss, net of income taxes	(42,982)	(58,637)
Treasury stock, at cost (570,898 and 138,502 shares, respectively)	(16,005)	(2,817)
Total stockholders' equity	753,984	707,654
Total liabilities and stockholders’ equity	$8,621,338	$8,256,892
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans	$58,723	$51,293	$116,566	$103,245
Securities	43,737	44,978	85,390	87,368
Interest-bearing deposits in banks	1,639	2,690	2,833	5,282
Total interest and dividend income	104,099	98,961	204,789	195,895
INTEREST EXPENSE
Deposits	30,593	28,882	59,510	54,773
Borrowed funds	597	887	1,793	3,893
Total interest expense	31,190	29,769	61,303	58,666
NET INTEREST INCOME	72,909	69,192	143,486	137,229
Provision for credit losses	4,890	3,161	5,486	4,749
Net interest income after provision for credit losses	68,019	66,031	138,000	132,480
NON-INTEREST INCOME
Trust Department fees	3,879	3,657	8,069	7,511
Service charges on deposit accounts	3,873	8,614	7,311	14,750
Bank-owned life insurance income	796	615	1,422	1,224
Losses on sale of securities and other assets	(1,041)	(2,691)	(1,721)	(5,465)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	18	69	850	116
Equity method investments income (loss)	51	(1,551)	(2,458)	521
Other income	449	545	957	830
Total non-interest income	8,025	9,258	14,430	19,487
NON-INTEREST EXPENSE
Compensation and employee benefits	23,240	23,045	46,554	45,318
Occupancy and depreciation	3,476	3,379	6,768	6,283
Professional fees	3,283	2,332	8,022	4,708
Technology	5,485	4,786	11,103	9,415
Office maintenance and depreciation	570	580	1,199	1,243
Amortization of intangible assets	144	182	287	365
Advertising and promotion	412	1,175	463	2,394
Federal deposit insurance premiums	900	1,050	1,800	2,100
Other expense	3,074	2,983	6,038	5,838
Total non-interest expense	40,584	39,512	82,234	77,664
Income before income taxes	35,460	35,777	70,196	74,303
Income tax expense	9,471	9,024	19,179	20,301
Net income	$25,989	$26,753	$51,017	$54,002
Earnings per common share - basic	$0.85	$0.88	$1.67	$1.77
Earnings per common share - diluted	$0.84	$0.87	$1.65	$1.75

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$25,989	$26,753	$51,017	$54,002
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	40	44	82	87
Net unrealized gains on securities:
Unrealized holding gains on securities available for sale	4,493	3,960	18,663	10,362
Reclassification adjustment for losses realized in income	1,041	2,691	1,721	5,465
Accretion of net unrealized loss on securities transferred to held-to-maturity	482	597	984	1,192
Net unrealized gains on securities	6,016	7,248	21,368	17,019
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges	(35)	(44)	177	(44)
Reclassification adjustment for losses (gains) realized in income	(106)	33	(221)	33
Net unrealized (losses) on cash flow hedges	(141)	(11)	(44)	(11)
Other comprehensive income, before tax	5,915	7,281	21,406	17,095
Income tax effect	(1,589)	(1,988)	(5,751)	(4,670)
Total other comprehensive income, net of taxes	4,326	5,293	15,655	12,425
Total comprehensive income, net of taxes	$30,315	$32,046	$66,672	$66,427

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2025
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at April 1, 2025	30,696,940	$309	$288,539	$500,783	$(47,308)	$(6,327)	$735,996
Net income	—	—	—	25,989	—	—	25,989
Common stock issued under Equity Programs	7,876	—	243	—	—	—	243
Dividends on common stock, $0.14 per share	—	—	—	(4,367)	—	—	(4,367)
Repurchase of common stock	(327,358)	—	—	—	—	(9,678)	(9,678)
Restricted stock units vesting, net of repurchases	34,783	1	(246)	—	—	—	(245)
Stock-based compensation expense	—	—	1,720	—	—	—	1,720
Other comprehensive income, net of taxes	—	—	—	—	4,326	—	4,326
Balance at June 30, 2025	30,412,241	$310	$290,256	$522,405	$(42,982)	$(16,005)	$753,984

	Six Months Ended June 30, 2025
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2025	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654
Net income	—	—	—	51,017	—	—	51,017
Common stock issued under Equity Program	18,311	—	1,033	—	—	—	1,033
Dividends on common stock, $0.28 per share	—	—	—	(8,756)	—	—	(8,756)
Repurchase of common stock	(432,396)	—	—	—	—	(13,188)	(13,188)
Exercise of stock options, net of repurchases	17,607	—	(209)	—	—	—	(209)
Restricted stock units vesting, net of repurchases	137,737	2	(2,381)	—	—	—	(2,379)
Stock-based compensation expense	—	—	3,157	—	—	—	3,157
Other comprehensive income, net of taxes	—	—	—	—	15,655	—	15,655
Balance at June 30, 2025	30,412,241	$310	$290,256	$522,405	$(42,982)	$(16,005)	$753,984

	Three Months Ended June 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at April 1, 2024	30,510,393	$307	$287,198	$412,190	$(78,872)	$(4,018)	$616,805	$133	$616,938
Net income	—	—	—	26,753	—	—	26,753	—	26,753
Common stock issued under Equity Program	7,525	—	206	—	—	—	206	—	206
Dividends on common stock, $0.12 per share	—	—	—	(3,741)	—	—	(3,741)	—	(3,741)
Exercise of stock options, net of repurchases	43,381	—	(1,041)	—	—	789	(252)	—	(252)
Restricted stock units vesting, net of repurchases	69,087	—	(1,860)	—	—	1,257	(603)	—	(603)
Stock-based compensation expense	—	—	1,518	—	—	—	1,518	—	1,518
Other comprehensive income, net of taxes	—	—	—	—	5,293	—	5,293	—	5,293
Balance at June 30, 2024	30,630,386	$307	$286,021	$435,202	$(73,579)	$(1,972)	$645,979	$133	$646,112

	Six Months Ended June 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2024	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
Net income	—	—	—	54,002	—	—	54,002	—	54,002
Common stock issued under Equity Program	17,700	—	266	—	—	184	450	—	450
Dividends on common stock, $0.22 per share	—	—	—	(6,833)	—	—	(6,833)	—	(6,833)
Repurchase of common stock	(10,000)	—	—	—	—	(285)	(285)	—	(285)
Exercise of stock options, net of repurchases	67,921	—	(1,467)	—	—	1,215	(252)	—	(252)
Restricted stock units vesting, net of repurchases	126,406	—	(3,609)	—	—	2,251	(1,358)	—	(1,358)
Stock-based compensation expense	—	—	2,599	—	—	—	2,599	—	2,599
Other comprehensive income, net of taxes	—	—	—	—	12,425	—	12,425	—	12,425
Balance at June 30, 2024	30,630,386	$307	$286,021	$435,202	$(73,579)	$(1,972)	$645,979	$133	$646,112

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,017	$54,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	2,614
Amortization of intangible assets	287	365
Deferred income tax expense	3,001	4,279
Provision for credit losses	5,486	4,749
Stock-based compensation expense	3,157	2,599
Net loss (gain) from equity method investments	2,458	(521)
Net loss on sale of securities available for sale and other assets	1,721	5,465
Net gain on sale of loans and change in fair value on loans held-for-sale, net	(850)	(116)
Net gain on death benefits of bank-owned life insurance	(160)	—
Proceeds from sales of loans originated as held for sale	9,206	10,791
Originations of loans held for sale	(10,624)	(10,784)
Increase in cash surrender value of bank-owned life insurance	(1,262)	(1,224)
Net gain on repurchase of subordinated debt	—	(406)
Decrease in accrued interest receivable	5,663	2,909
Decrease in other assets	1,200	2,809
Decrease in other liabilities	(11,770)	(18,251)
Net cash provided by operating activities	59,139	59,280
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(43,895)	(66,241)
Proceeds from sales of loans originated as held for investment	34,844	—
Purchase of securities available for sale	(473,312)	(515,673)
Purchase of securities held-to-maturity	(35,231)	(52,779)
Proceeds from sales of securities available for sale	56,136	219,170
Maturities, principal payments and redemptions of securities available for sale	189,161	119,755
Maturities, principal payments and redemptions of securities held-to-maturity	55,293	90,063
Increase in resell agreements	(33,299)	(87,461)
Decrease in equity method investments	914	835
Decrease (increase) in FHLBNY stock, net	10,416	(434)
Purchases of premises and equipment, net	(1,041)	(452)
Proceeds from redemption of bank-owned life insurance	983	—
Proceeds from sale of owned assets	46	—
Net cash used in investing activities	(238,985)	(293,217)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	552,667	437,000
Net decrease in other borrowings	(238,994)	(225,246)
Repurchase of subordinated debt	—	(2,094)
Common stock issued under Equity Programs	1,033	450
Repurchase of common stock	(13,188)	(285)
Dividends paid on common stock	(8,767)	(6,855)

Payments related to repurchase of common stock for equity awards	(2,588)	(1,610)
Net cash provided by financing activities	290,163	201,360
Increase (decrease) in cash, cash equivalents, and restricted cash	110,317	(32,577)
Cash, cash equivalents, and restricted cash at beginning of year	60,749	90,570
Cash, cash equivalents, and restricted cash at end period	$171,066	$57,993
Supplemental disclosures of cash flow information:
Interest paid during the period	$61,447	$67,462
Income taxes paid during the period	14,750	16,134
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	829	560
Loans transferred to held for investment	2,472	—
Purchase of securities available for sale, net not settled	15,157	24,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). A more detailed description of our accounting policies is included in the 2024 Annual Report, which remain significantly unchanged.

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
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the standard for the year ended December 31, 2024 and for interim reporting periods beginning with the quarter ended March 31, 2025. The adoption resulted in a disclosure requirement but did not result in a material impact on the Company’s Consolidated Financial Statements. (See Note 15).

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gains (losses) on cash flow hedges	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2025	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)
Current Period Change	82	20,384	984	(44)	21,406
Income Tax Effect	(22)	(5,476)	(264)	11	(5,751)
Balance as of June 30, 2025	$(1,304)	$(34,228)	$(7,888)	$438	$(42,982)

Balance as of January 1, 2024	$(1,481)	$(74,348)	$(10,175)	$—	$(86,004)
Current Period Change	87	15,827	1,192	(11)	17,095
Income Tax Effect	(23)	(4,323)	(327)	3	(4,670)
Balance as of June 30, 2024	$(1,417)	$(62,844)	$(9,310)	$(8)	$(73,579)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$33	$37	$68	$73
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7	14	14
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	40	44	82	87
Income tax effect	(11)	(12)	(22)	(23)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	29	32	60	64

Securities
Unrealized holding gains on available for sale securities	4,493	3,960	18,663	10,362
Reclassification adjustment for losses realized in loss on sale of securities	1,041	2,691	1,721	5,465
Accretion of net unrealized loss on securities transferred to held-to-maturity	482	597	984	1,192
Change in unrealized gains on available for sale securities	6,016	7,248	21,368	17,019
Income tax effect	(1,615)	(1,979)	(5,740)	(4,650)
Net change in unrealized gains on securities	4,401	5,269	15,628	12,369

Derivatives
Unrealized holding gains (losses) on cash flow hedges	(35)	(44)	177	(44)
Reclassification adjustment for losses (gains) realized in income	(106)	33	(221)	33
Change in unrealized gains (losses) on cash flow hedges	(141)	(11)	(44)	(11)
Income tax effect	37	3	11	3
Net change in unrealized gains (losses) on cash flow hedges	(104)	(8)	(33)	(8)

Total	$4,326	$5,293	$15,655	$12,425

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of June 30, 2025 are as follows:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$657,856	$4,174	$(24,036)	$637,994
Non-GSE certificates & CMOs	294,618	1,122	(12,369)	283,371
Asset-Backed Securities ("ABS")	684,933	987	(13,326)	672,594
Corporate	103,486	6	(6,907)	96,585
Other	22,545	216	(228)	22,533
	1,763,438	6,505	(56,866)	1,713,077
PACE assessments:
Residential PACE assessments	174,681	3,566	—	178,247

Total available for sale	$1,938,119	$10,071	$(56,866)	$1,891,324

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities
GSE certificates & CMOs	$184,892	$1,065	$(16,801)	$169,156
Non-GSE certificates & CMOs	71,607	1	(4,408)	67,200
ABS	206,811	163	(5,520)	201,454
Municipal	64,655	62	(10,989)	53,728
Corporate	1,500	—	—	1,500
	529,465	1,291	(37,718)	493,038
PACE assessments:
Commercial PACE assessments	278,006	—	(32,907)	245,099
Residential PACE assessments	759,871	—	(60,133)	699,738
	1,037,877	—	(93,040)	944,837

Total held-to-maturity	$1,567,342	$1,291	$(130,758)	$1,437,875

Allowance for credit losses	(704)

Total held-to-maturity, net of allowance for credit losses	$1,566,638

As of June 30, 2025, available for sale securities with a fair value of $1.29 billion and held-to-maturity securities with a fair value of $465.0 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances,

Notes to Consolidated Financial Statements (unaudited)
letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

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
There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2025, or the three or six months ended June 30, 2024.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of June 30, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$4,627	$4,570	$2,369	$2,181
Due after one year through five years	43,770	43,118	18,685	17,868
Due after five years through ten years	253,937	248,270	171,177	167,548
Due after ten years	683,311	674,001	1,118,612	1,013,922
	$985,645	$969,959	$1,310,843	$1,201,519

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,		Six Months Ended,
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(In thousands)
Proceeds	$40,017	$140,343	$56,136	$219,170

Realized gains	$—	$4	$—	$4
Realized losses	(1,014)	(2,695)	(1,694)	(5,469)
Net realized losses	$(1,014)	$(2,691)	$(1,694)	$(5,465)
There were no sales of held-to-maturity securities during the three or six months ended June 30, 2025 or the three or six months ended June 30, 2024.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At June 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of June 30, 2025 and December 31, 2024, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	June 30, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$57,455	$264	$209,465	$23,772	$266,920	$24,036
Non-GSE certificates & CMOs	24,613	1	139,036	12,368	163,649	12,369
ABS	247,404	1,050	139,660	12,276	387,064	13,326
Corporate	—	—	93,579	6,907	93,579	6,907
Other	14,627	228	—	—	14,627	228
Total available for sale	$344,099	$1,543	$581,740	$55,323	$925,839	$56,866

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$50,828	$881	$249,736	$30,346	$300,564	$31,227
Non-GSE certificates & CMOs	33,778	71	145,329	15,510	179,107	15,581
ABS	121,444	421	151,668	14,142	273,112	14,563
Corporate	—	—	98,315	11,167	98,315	11,167
Other	—	—	3,865	132	3,865	132
Total available for sale	$206,050	$1,373	$648,913	$71,297	$854,963	$72,670

Available for sale securities

As of June 30, 2025, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of June 30, 2025, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at June 30, 2025.

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

With the exception of PACE assessments, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with only $11 million rated below investment grade. All issues were current as to their interest payments. There have been no significant losses on PACE assessments that we have invested in given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of June 30, 2025 is primarily due to an increase in interest rates and spreads since the time these investments were purchased.

Accrued interest receivable on securities totaling $32.6 million and $38.7 million at June 30, 2025 and December 31, 2024, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$47	$271	$383	$701
Provision for (recovery of) credit losses	—	7	(4)	3
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$47	$278	$379	$704

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$53	$256	$401	$710
Recovery of credit losses	—	—	(2)	(2)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$53	$256	$399	$708

Notes to Consolidated Financial Statements (unaudited)
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$49	$268	$387	$704
Provision for (recovery of) credit losses	(2)	10	(8)	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$47	$278	$379	$704

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$54	$258	$409	$721
Recovery of credit losses	(1)	(2)	(10)	(13)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$53	$256	$399	$708

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	June 30, 2025	December 31, 2024
(In thousands)
Commercial and industrial	$1,196,804	$1,175,490
Multifamily	1,406,193	1,351,604
Commercial real estate	422,068	411,387
Construction and land development	20,330	20,683
Total commercial portfolio	3,045,395	2,959,164
Residential real estate lending	1,292,013	1,313,617
Consumer solar	345,604	365,516
Consumer and other	31,332	34,627
Total retail portfolio	1,668,949	1,713,760
Total loans receivable	4,714,344	4,672,924
Allowance for credit losses	(58,998)	(60,086)
Total loans receivable, net	$4,655,346	$4,612,838

Included in commercial and industrial loans are government guaranteed loans with a balance of $196.0 million at June 30, 2025 and $198.5 million at December 31, 2024. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at June 30, 2025 and December 31, 2024.

The following table presents information regarding the past due status of the Company’s loans as of June 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$672	$1,022	$12,501	$—	$14,195	$1,182,609	$1,196,804
Multifamily	—	—	—	—	—	1,406,193	1,406,193
Commercial real estate	—	1,335	3,893	—	5,228	416,840	422,068
Construction and land development	—	—	11,107	—	11,107	9,223	20,330
Total commercial portfolio	672	2,357	27,501	—	30,530	3,014,865	3,045,395
Residential real estate lending	11,386	944	3,805	—	16,135	1,275,878	1,292,013
Consumer solar	3,260	1,510	3,193	—	7,963	337,641	345,604
Consumer and other	356	151	201	—	708	30,624	31,332
Total retail portfolio	15,002	2,605	7,199	—	24,806	1,644,143	1,668,949
	$15,674	$4,962	$34,700	$—	$55,336	$4,659,008	$4,714,344

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
Commercial and industrial	$659	$189	$872	$—	$1,720	$1,173,770	$1,175,490
Multifamily	8,172	—	—	—	8,172	1,343,432	1,351,604
Commercial real estate	—	1,280	4,062	—	5,342	406,045	411,387
Construction and land development	—	—	11,107	—	11,107	9,576	20,683
Total commercial portfolio	8,831	1,469	16,041	—	26,341	2,932,823	2,959,164
Residential real estate lending	5,960	202	1,771	—	7,933	1,305,684	1,313,617
Consumer solar	378	445	2,827	—	3,650	361,866	365,516
Consumer and other	2,487	2,282	370	—	5,139	29,488	34,627
Total retail portfolio	8,825	2,929	4,968	—	16,722	1,697,038	1,713,760
	$17,656	$4,398	$21,009	$—	$43,063	$4,629,861	$4,672,924

Within the table above is an $8.2 million multifamily loan that was in the process of being refinanced at December 31, 2024, and has been included as 30-89 days past due as it was past the maturity date. This loan was subsequently refinanced and is performing in accordance with the updated terms.

The following tables presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	% of Portfolio	Term Extension	Payment Delay	% of Portfolio
Commercial and industrial	$—	$9,076	0.8%	$3,026	$9,076	1.0%
Construction and land development	8,803	—	43.3%	8,803	—	43.3%
Total	$8,803	$9,076		$11,829	$9,076

As of June 30, 2025, the Company has committed to lend an additional amount of $1.5 million to the one commercial and industrial borrower noted in the table above.

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(Dollars in thousands)	Term Extension	% of Portfolio	Term Extension	% of Portfolio
Commercial and industrial	$479	—%	$479	—%
Multifamily	2,277	0.2%	2,277	0.2%
Commercial real estate	783	0.2%	783	0.2%
	$3,539		$3,539
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.

Notes to Consolidated Financial Statements (unaudited)

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Commercial and industrial	0.0	0.2
Construction and Land Development	0.6	0.6
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension and Payment Delay
Commercial and industrial	0.7	0.7
Multifamily	0.3	0.3
Commercial real estate	0.5	0.5

For the twelve months ended June 30, 2025, eight loan modifications were made to borrowers experiencing financial difficulty. One CRE loan of $14.0 million that was modified during this period had a payment default of $41.1 thousand during the three and six months ended June 30, 2025.

For the twelve months ended June 30, 2024, eight loan modifications were made to borrowers experiencing financial difficulty. One loan that was modified during this period had a payment default during the three and six months ended June 30, 2024.

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

The following tables summarize the Company’s loan portfolio by credit quality indicator as of June 30, 2025:

Term Loans by Origination Year
(In thousands)	2025	2024	2023	2022	2021 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:

Notes to Consolidated Financial Statements (unaudited)

Pass	$125,088	$316,515	$75,881	$136,158	$379,485	$99,811	$—	$1,132,938
Special Mention	—	108	5,694	16,397	13,646	447	—	36,292
Substandard	1,024	97	—	5,549	7,996	1,726	—	16,392
Doubtful	—	8,152	—	—	2,719	311	—	11,182
Total commercial and industrial	$126,112	$324,872	$81,575	$158,104	$403,846	$102,295	$—	$1,196,804
Current period gross charge-offs	$—	$224	$1,435	$312	$—	$—	$—	$1,971
Multifamily:
Pass	$87,299	$257,036	$224,697	$343,165	$478,824	$2	$—	$1,391,023
Special Mention	—	—	—	3,834	—	—	—	3,834
Substandard	—	—	—	2,820	8,516	—	—	11,336
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$87,299	$257,036	$224,697	$349,819	$487,340	$2	$—	$1,406,193
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$19,012	$99,534	$41,566	$40,732	$211,168	$6,163	$—	$418,175
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,893	—	—	3,893
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$19,012	$99,534	$41,566	$40,732	$215,061	$6,163	$—	$422,068
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$4,025	$—	$—	$—	$—	$5,199	$—	$9,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,106	—	11,106
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$4,025	$—	$—	$—	$—	$16,305	$—	$20,330
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$23,796	$68,864	$122,845	$368,418	$691,687	$12,590	$—	$1,288,200
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,812	2,001	—	—	3,813
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$23,796	$68,864	$122,845	$370,230	$693,688	$12,590	$—	$1,292,013
Current period gross charge-offs	$—	$—	$—	$—	$304	$—	$—	$304
Consumer solar:
Pass	$239	$85	$22,889	$89,843	$229,595	$—	$—	$342,651
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	54	1,120	1,779	—	—	2,953
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$239	$85	$22,943	$90,963	$231,374	$—	$—	$345,604
Current period gross charge-offs	$—	$—	$112	$1,498	$3,007	$—	$—	$4,617

Notes to Consolidated Financial Statements (unaudited)

Consumer and other:
Pass	$985	$—	$1,567	$11,163	$17,413	$—	$—	$31,128
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	26	60	118	—	—	204
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$985	$—	$1,593	$11,223	$17,531	$—	$—	$31,332
Current period gross charge-offs	$—	$—	$1	$—	$122	$—	$—	$123
Total Loans:
Pass	$260,444	$742,034	$489,445	$989,479	$2,008,172	$123,765	$—	$4,613,339
Special Mention	—	108	5,694	20,231	13,646	447	—	40,126
Substandard	1,024	97	80	11,361	24,303	12,832	—	49,697
Doubtful	—	8,152	—	—	2,719	311	—	11,182
Total loans	$261,468	$750,391	$495,219	$1,021,071	$2,048,840	$137,355	$—	$4,714,344
Current period gross charge-offs	$—	$224	$1,548	$1,810	$3,433	$—	$—	$7,015
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$331,879	$82,769	$146,475	$178,107	$218,078	$155,917	$—	$1,113,225
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	—	5,531	15,805	13,403	1,797	—	36,651
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$332,131	$82,769	$165,822	$203,668	$231,481	$159,619	$—	$1,175,490
Current period gross charge-offs	$200	$1,738	$653	$—	$5,553	$—	$—	$8,144
Multifamily:
Pass	$258,985	$226,552	$362,091	$43,413	$451,981	$2	$—	$1,343,024
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,580	—	—	8,580
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$258,985	$226,552	$362,091	$43,413	$460,561	$2	$—	$1,351,604
Current period gross charge-offs	$—	$—	$—	$—	$510	$—	$—	$510
Commercial real estate:
Pass	$100,289	$41,791	$41,266	$46,847	$170,931	$6,201	$—	$407,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,062	—	—	4,062
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$100,289	$41,791	$41,266	$46,847	$174,993	$6,201	$—	$411,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Construction and land development:
Pass	$—	$—	$—	$—	$4,380	$5,199	$—	$9,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,104	—	11,104
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$4,380	$16,303	$—	$20,683
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$73,206	$128,537	$382,888	$282,873	$444,507	$—	$—	$1,312,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,491	—	115	—	—	1,606
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$73,206	$128,537	$384,379	$282,873	$444,622	$—	$—	$1,313,617
Current period gross charge-offs	$—	$27	$—	$—	$1,155	$—	$—	$1,182
Consumer solar:
Pass	$—	$25,313	$94,240	$119,279	$124,095	$—	$—	$362,927
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	99	631	911	948	—	—	2,589
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$25,412	$94,871	$120,190	$125,043	$—	$—	$365,516
Current period gross charge-offs	$—	$65	$2,285	$3,343	$2,001	$—	$—	$7,694
Consumer and other:
Pass	$402	$1,907	$12,512	$10,181	$9,153	$—	$—	$34,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	83	287	101	—	—	472
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$402	$1,908	$12,595	$10,468	$9,254	$—	$—	$34,627
Current period gross charge-offs	$—	$16	$—	$—	$304	$—	$—	$320
Total Loans:
Pass	$764,761	$506,869	$1,039,472	$680,700	$1,423,125	$167,319	$—	$4,582,246
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	100	7,736	17,003	27,209	12,901	—	65,064
Doubtful	—	—	—	—	—	—	—	—
Total loans	$765,013	$506,969	$1,061,024	$707,459	$1,450,334	$182,125	$—	$4,672,924
Current period gross charge-offs	$200	$1,846	$2,938	$3,343	$9,523	$—	$—	$17,850

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the three months ended June 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$15,322	$3,151	$1,589	$1,252	$9,538	$25,005	$1,819	$57,676
Provision for (recovery of) credit losses	2,631	(394)	498	34	(601)	2,620	(14)	4,774
Charge-offs	(1,148)	—	—	—	(235)	(2,643)	(12)	(4,038)
Recoveries	214	—	—	—	274	92	6	586
Ending balance - ACL	$17,019	$2,757	$2,087	$1,286	$8,976	$25,074	$1,799	$58,998

The activities in the allowance by portfolio for the three months ended June 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$15,997	$4,448	$1,405	$853	$12,407	$26,775	$2,515	$64,400
Provision for (recovery of) credit losses	(636)	223	97	(16)	(647)	2,805	(60)	1,766
Charge-offs	(821)	—	—	—	(4)	(2,604)	(10)	(3,439)
Recoveries	10	—	—	—	648	50	9	717
Ending Balance - ACL	$14,550	$4,671	$1,502	$837	$12,404	$27,026	$2,454	$63,444

The activities in the allowance by portfolio for the six months ended June 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	5,261	(37)	487	33	(562)	238	(480)	4,940
Charge-offs	(1,971)	—	—	—	(304)	(4,617)	(123)	(7,015)
Recoveries	224	—	—	—	349	358	56	987
Ending balance - ACL	$17,019	$2,757	$2,087	$1,286	$8,976	$25,074	$1,799	$58,998

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the six months ended June 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	(2,574)	2,538	226	813	(1,500)	3,287	(134)	2,656
Charge-offs	(1,221)	—	—	—	(164)	(4,410)	(106)	(5,901)
Recoveries	14	—	—	—	795	171	18	998
Ending Balance - ACL	$14,550	$4,671	$1,502	$837	$12,404	$27,026	$2,454	$63,444

The amortized cost basis of loans on nonaccrual status and the specific allowance as of June 30, 2025 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$12,501	$5,623
Commercial real estate	2,938	955	433
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$11,741	$15,760	$7,308
Residential real estate lending	3,805	—	—
Consumer solar	3,193	—	—
Consumer and other	201	—	—
Total retail portfolio	7,199	—	—
	$18,940	$15,760	$7,308

The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$872	$731
Commercial real estate	4,062	—	—
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$12,865	$3,176	$1,983
Residential real estate lending	1,771	—	—
Consumer solar	2,827	—	—
Consumer and other	370	—	—
Total retail portfolio	4,968	—	—
	$17,833	$3,176	$1,983

Notes to Consolidated Financial Statements (unaudited)
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of June 30, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$3,893	$433
Construction and land development	16,306	1,252
	$20,199	$1,685

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,062	$—
Construction and land development	16,302	1,252
	$20,364	$1,252

As of June 30, 2025 and December 31, 2024, mortgage loans with an unpaid principal balance of $2.40 billion and $2.45 billion, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.

The Company had $1.6 million and $1.9 million of loans to related parties and affiliates as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $2.5 million and $37.6 million, respectively. Included in LHFS were certain non-performing loans of $0.5 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively. Included in LHFS balance at December 31, 2024 was a pool of $36.6 million residential loans that were sold in the quarter ended March 31, 2025.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	June 30, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,810,489	0.00%	$2,868,506	0.00%
NOW accounts	177,494	0.68%	179,765	0.72%
Money market deposit accounts	4,216,318	2.70%	3,564,423	2.67%
Savings accounts	330,892	1.32%	328,696	1.32%
Time deposits	198,079	3.22%	239,215	3.54%
Total deposits	$7,733,272	1.63%	$7,180,605	1.52%

The scheduled maturities of time deposits as of June 30, 2025 are as follows:

(In thousands)	Balance
2025	$120,547
2026	71,148
2027	3,428
2028	1,150
2029	1,463
Thereafter	343
Total	$198,079
Time deposits greater than $250,000 totaled $52.7 million as of June 30, 2025 and $48.5 million as of December 31, 2024.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $57.0 million and $104.9 million as of June 30, 2025 and December 31, 2024, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $63.9 million as of June 30, 2025 and $71.2 million as of December 31, 2024.
Included in total deposits are state and municipal deposits totaling $61.6 million and $62.6 million as of June 30, 2025 and December 31, 2024, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of June 30, 2025 and December 31, 2024, the subordinated debt was $63.7 million. Interest expense on subordinated debt for the three months ended June 30, 2025 and 2024 was $0.5 million and $0.6 million, respectively. Interest expense on subordinated debt for the six months ended June 30, 2025 and 2024 was $1.1 million and $1.2 million, respectively
During the three and six months ended June 30, 2025 the Company did not repurchase any subordinated notes. During the three and six months ended June 30, 2024, subordinated notes with a par value of $2.5 million were repurchased for cash paid of $2.1 million. Gains on repurchases of subordinated debt for the three and six months ended June 30, 2024 were $0.4 million.
FHLBNY Advances and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of June 30, 2025, the value of the other eligible assets had an estimated market value net of haircut totaling $2.18 billion (comprised of securities of $507.5 million and mortgage loans of $1.67 billion). As of December 31, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.04 billion (comprised of securities of $379.6 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $11.7 million outstanding FHLB advances as of June 30, 2025 and $250.7 million in outstanding FHLBNY advances as of December 31, 2024. As of June 30, 2025 and December 31, 2024, we had $11.7 million and $10.7 million, respectively, of FHLBNY advances through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. As of June 30, 2025, we had $6.0 million of FHLBNY advances due in October 2025, and $5.7 million of FHLBNY advances due in June 2026. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. For the three months ended June 30, 2025 and 2024, interest expense on FHLBNY advances was $0.1 million and zero, respectively. For the six months ended June 30, 2025 and 2024, interest expense on FHLBNY advances was $0.7 million and zero, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At June 30, 2025, and December 31, 2024 there were no outstanding balances related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. On March 11, 2024, BTFP ceased extending new borrowings, and as such, there was no outstanding borrowings for the three and six ended June 30, 2025, and 2024. For the three months ended June 30, 2025 and 2024, interest expense related to these borrowings was zero and $0.3 million, respectively. For the six months ended June 30, 2025, and 2024, interest expense on borrowings was zero and $2.7 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our unvested restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended June 30, 2025 and June 30, 2024, we had 24,579 and 584 anti-dilutive shares, respectively. For the six months ended June 30, 2025 and June 30, 2024, we had 6,856 and 5,276 anti-dilutive shares, respectively. Anti-dilutive shares were not included in computing diluted earnings per share.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands, except per share amounts)
Income attributable to common stock	$25,989	$26,753	51,017	54,002
Weighted average common shares outstanding, basic	30,558	30,551	30,619	30,513
Basic earnings per common share	$0.85	$0.88	$1.67	$1.77

Income attributable to common stock	$25,989	$26,753	51,017	54,002
Weighted average common shares outstanding, basic	30,558	30,551	30,619	30,513
Incremental shares from assumed conversion of options and RSUs	200	281	253	276
Weighted average common shares outstanding, diluted	30,758	30,832	30,872	30,789
Diluted earnings per common share	$0.84	$0.87	$1.65	$1.75

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 627,667 shares were available for issuance as of June 30, 2025.

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of June 30, 2025 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2025	106,620	$13.56	2.0	years
Granted	—	—	—
Forfeited/ Expired	(15,780)	11.00	—
Exercised	(39,880)	14.49	—
Outstanding, June 30, 2025	50,960	13.63	1.4	years	$896
Vested and Exercisable, June 30, 2025	50,960	$13.63	1.4	years	$896

The range of exercise prices is $12.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three and six months ended June 30, 2025 or for the three and six months ended June 30, 2024 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of June 30, 2025 and December 31, 2024 was $0.9 million and $2.1 million, respectively. No cash was received for options exercised in the three and six months ended June 30, 2025 or for the three and six months ended June 30, 2024.

The Company repurchased 22,273 shares and 85,759 shares for options exercised in the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the six months ended June 30, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	297,817	$22.90
Awarded	117,623	35.21
Forfeited/Expired	(1,089)	23.39
Vested	(131,413)	22.52
Unvested and Expected to Vest, June 30, 2025	282,938	$28.20
As of June 30, 2025, there was $8.8 million of total unrecognized compensation cost related to the non-vested RSUs. The weighted average period to recognize unrecognized compensation is 1.6 years. The Company repurchased 41,979 shares and 8,778 shares for RSUs vested during the six months ended June 30, 2025 and 2024, respectively.
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
A summary of the status of the Company’s performance-based vesting PSUs for the six months ended June 30, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	242,240	$21.83
Performance Addition	25,418	8.84
Awarded	59,415	36.78
Forfeited/Expired	—	—
Vested	(76,245)	17.71
Unvested and Expected to Vest, June 30, 2025	250,828	$26.20
As of June 30, 2025, the Company reserved an additional 125,414 shares for issuance upon vesting of PSUs assuming the Company achieves the maximum share payout.

As of June 30, 2025, there was $7.8 million of total unrecognized compensation cost related to the non-vested PSUs. The weighted average period to recognize unrecognized compensation is 1.6 years. The Company repurchased 27,942 shares and 45,301 shares for PSUs vested during the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company awarded 25,418 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $8.84 per share. Included in these awards was 12,851 shares with a grant date fair market value of $17.48, and 12,567 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. Compensation expense attributable to the vesting of the performance shares was $0.2 million.

During the six months ended June 30, 2025, the Company granted 59,415 PSUs at target achievement of the Company's corporate goals at a weighted average fair value of $36.78 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.

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
A summary of the status of the Company’s DSUs for the six months ended June 30, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	—	$—
Deferred bonus	16,304	—
Employer match	16,304	29.87
Forfeited/Expired	—	—
Vested	(16,304)	29.87
Unvested and Expected to Vest, June 30, 2025	16,304	$29.87
As of June 30, 2025, there was $0.5 million of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 1.2 years.
Compensation expense attributable to employee RSUs, PSUs, and DSUs was $1.6 million and $2.9 million for the three and six months ended June 30, 2025, and $1.4 million and $2.3 million for the three and six months ended June 30, 2024. Compensation expense attributable to director RSUs was $0.2 million and $0.3 million for the three and six months ended June 30, 2025 and $0.1 million and $0.3 million for the three and six months ended June 30, 2024.

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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. As of June 30, 2025, there were 381,388 shares available for the purchase under ESPP. The expense related to the discount on purchased shares for the three months ended June 30, 2025 and June 30, 2024 was $27.8 thousand and $30.9 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the six months ended June 30, 2025 and June 30, 2024 was $69.1 thousand and $67.6 thousand, respectively.

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

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$637,994	$—	$637,994
Non-GSE certificates & CMOs	—	283,371	—	283,371
ABS	—	672,594	—	672,594
Corporate	—	96,585	—	96,585
Other	14,827	7,706	—	22,533
PACE assessments:
Residential PACE assessments	—	—	178,247	178,247
Other assets - Cash flow hedges	—	1,765	—	1,765

Total assets carried at fair value	$14,827	$1,700,015	$178,247	$1,893,089

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$508,158	$—	$508,158
Non-GSE certificates & CMOs	—	214,175	—	214,175
ABS	—	652,334	—	652,334
Corporate	—	98,315	—	98,315
Other	200	3,865	—	4,065
PACE assessments:
Residential PACE assessments	—	—	152,011	152,011
Other assets - Cash flow hedges	—	2,168	—	2,168

Total assets carried at fair value	$200	$1,479,015	$152,011	$1,631,226

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025 and June 30, 2024:

	Residential PACE Assessments
	June 30, 2025	June 30, 2024
(In thousands)
Balance of recurring Level 3 assets at January 1	$152,011	$53,303
Amortization included in interest income	(267)	1
Change in unrealized holding gains (losses) included in other comprehensive income	1,739	(316)
Purchases	33,752	68,982
Sales	—	(6,284)
Principal paydowns	(8,988)	(2,763)

Balance of recurring Level 3 assets at June 30	$178,247	$112,923

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$178,247	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (19.9%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$152,011	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (18.9%)

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

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,574	$—	$—	$1,574	$1,574

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,052	$—	$—	$1,052	$1,052

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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	June 30, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$171,066	$171,067	$—	$—	$171,067
Held-to-maturity securities	1,566,638	—	493,038	944,837	1,437,875
Loans held for sale	2,545	—	—	2,545	2,545
Loans receivable, net	4,655,346	—	—	4,479,947	4,479,947
Resell agreements	57,040	—	—	57,040	57,040
Accrued interest receivable	55,509	94	12,745	42,670	55,509

Financial liabilities:
Deposits payable on demand	$7,535,193	$—	$7,535,193	$—	$7,535,193
Time deposits	198,079	—	197,516	—	197,516
FHLBNY advances	11,712	—	11,700	—	11,700
Subordinated debt, net	63,745	—	59,124	—	59,124
Accrued interest payable	2,212	—	2,212	—	2,212

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$60,749	$60,749	$—	$—	$60,749
Held-to-maturity securities	1,586,205	—	499,564	933,156	1,432,720
Loans held for sale	37,593	—	—	37,593	37,593
Loans receivable, net	4,612,838	—	—	4,352,266	4,352,266
Resell agreements	23,741	—	—	23,741	23,741
Accrued interest receivable	61,172	44	11,781	49,347	61,172

Financial liabilities:
Deposits payable on demand	$6,941,390	$—	$6,941,390	$—	$6,941,390
Time deposits	239,215	—	238,788	—	238,788
FHLBNY advances	250,706	—	250,709	—	250,709
Subordinated debt, net	63,703	—	57,651	—	57,651
Accrued interest payable	2,356	—	2,356	—	2,356

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

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of June 30, 2025, the Company had one interest rate swap with a notional value of $100.0 million and two interest rate option contracts with a floor with a notional value of $165.0 million, hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative assets as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$265,000	$1,765	$265,000	$2,168

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

	Three months ended		Three months ended
	June 30, 2025		June 30, 2024
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationship:
Gain (loss) reclassified from accumulated OCI into income	$106	$—	$(33)	$—

	Six months ended		Six months ended
	June 30, 2025		June 30, 2024
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Gain (loss) reclassified from accumulated OCI into income	$221	$—	$(33)	$—

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $29.1 thousand will be reclassified as a reduction in interest income.

The Company did not terminate any derivatives during the three and six months ended June 30, 2025 and 2024, respectively .

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Gain (loss) recognized in other comprehensive income (loss)	$(35)	$(44)	$177	$(44)
Gain (loss) reclassified from other comprehensive income into interest income	106	(33)	221	(33)

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	June 30, 2025	December 31, 2024
(In thousands)
Commitments to extend credit	$510,526	$442,761
Standby letters of credit	29,808	29,715
Total	$540,334	$472,476
Included in the above table are extensions of credit to related parties and affiliates. As of June 30, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates. As of December 31, 2024, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates.

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $4.7 million as of June 30, 2025, compared to an allowance of $4.1 million as of December 31, 2024. The provision of credit losses related to off balance sheet credit commitments was $0.1 million and $0.5 million for the three and six months ended June 30, 2025, and $1.4 million and $2.1 million for the three and six months ended June 30, 2024.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of June 30, 2025, the estimated remaining commitments under these agreements were $201.4 million and $250.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company. As part of the Company's ongoing investments in Variable Interest Entities projects, we also have commitments to provide financing, which are included in Note 14 in this report.

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of June 30, 2025. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
During the quarter, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The company is expected to move to the new premises in mid 2026.
As of June 30, 2025, the ROU lease asset was $11.4 million and operating lease liability was $15.4 million. As of December 31, 2024, the ROU lease asset was $14.2 million and operating lease liability was $19.7 million.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(In thousands)
Operating lease cost	$2,053	$1,826	$4,104	$3,666
Cash paid for amounts included in the measurement of operating leases liability	2,745	2,681	5,488	6,867
The lease expiration dates ranged from 0.3 to 5.8 years for June 30, 2025, and from 1.3 to 3.5 years for June 30, 2024.
The weighted average remaining lease term on operating leases at June 30, 2025 and June 30, 2024 was 1.8 years and 2.6 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.37% and 3.13% at June 30, 2025 and June 30, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of June 30, 2025:

(In thousands)	As of June 30, 2025
2025	$5,285
2026	8,998
2027	933
2028	190
2029	195
Thereafter	266
Total undiscounted operating lease payments	15,867
Less: present value adjustment	472
Total Operating leases liability	$15,395

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

The Company performed its annual test based upon market data as of June 30, 2025 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2025. During the three and six months ended June 30, 2025, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At June 30, 2025 and December 31, 2024, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $7.9 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the carrying amount of the core deposit intangible was $1.2 million and $1.5 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.1 million and $0.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2025	$287
2026	419
2027	265
2028	111
2029	33
Thereafter	85
Total	$1,200

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of June 30, 2025, the Company's maximum exposure to loss is $50.3 million.

	June 30, 2025	December 31, 2024
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$1,610	$4,732
Loan commitments	48,654	49,744
Funded portion of loan commitments	48,654	49,744
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In thousands)
Tax credits and other tax benefits recognized	$2,001	$855	$3,986	$1,718

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

The following is a discussion of our consolidated financial condition as of June 30, 2025, as compared to December 31, 2024, and our results of operations for the three and six month periods ended June 30, 2025 and June 30, 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission on March 6, 2025. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 38% of our equity as of June 30, 2025. As of June 30, 2025, our total assets were $8.62 billion, our total loans, net of allowance for credit losses were $4.66 billion, our total deposits were $7.73 billion, and our stockholders' equity was $754.0 million. As of June 30, 2025, our trust business held $36.50 billion in assets under custody and $15.63 billion in assets under management.
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

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill (the "Act”). The Company is currently evaluating income tax implications of the Act. The Company does not expect the Act to have a material impact on the Company’s financial statements.

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

Recent Accounting Pronouncements

Accounting Standards not yet adopted
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
On December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. Specifically, the amendments in this ASU require disclosure of: (i) a tabular reconciliation, using both percentages and reporting currency amounts, with prescribed categories that are required to be disclosed, and the separate disclosure and disaggregation of prescribed reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income from continuing operations by the applicable statutory rate; (ii) a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and (iii) amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions that comprise 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The Company has not adopted the standard yet.

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

Net income for the second quarter of 2025 was $26.0 million, or $0.84 per diluted share, compared to $26.8 million, or $0.87 per diluted share, for the second quarter of 2024. The $0.8 million decrease was primarily due to a $1.7 million increase in provision for credit losses, $1.4 million increase in interest expense, $1.2 million decrease in non-interest income, a $1.1 million increase in non-interest expense, and a $0.4 million increase in income tax expense, offset by a $5.1 million increase in interest and dividend income.

Net income for the six months ended June 30, 2025 was $51.0 million, or $1.65 per diluted share, compared to $54.0 million, or $1.75 per diluted share, for the six months ended June 30, 2024. The $3.0 million decrease was primarily due to a $5.1 million decrease in non-interest income, a $4.5 million increase in non-interest expense, a $2.6 million increase in interest expense, and a $0.8 million increase in provision for credit losses, offset by a $8.9 million increase in interest and dividend income, and a $1.1 million decrease in income tax expense.

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

Three Months Ended June 30, 2025 and 2024

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$161,965	$1,639	4.06%	$213,725	$2,690	5.06%
Securities(1)	3,361,812	42,850	5.11%	3,308,881	42,937	5.22%
Resell agreements	52,621	887	6.76%	122,618	2,041	6.69%
Total loans, net (2)	4,659,667	58,723	5.05%	4,406,843	51,293	4.68%
Total interest-earning assets	8,236,065	104,099	5.07%	8,052,067	98,961	4.94%
Non-interest-earning assets:
Cash and due from banks	5,622			6,371
Other assets	203,992			217,578
Total assets	$8,445,679			$8,276,016

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,457,620	$28,653	2.58%	$3,729,858	$24,992	2.69%
Time deposits	218,835	1,940	3.56%	210,565	1,898	3.63%
Brokered CDs	—	—	0.00%	156,086	1,992	5.13%
Total interest-bearing deposits	4,676,455	30,593	2.62%	4,096,509	28,882	2.84%
Borrowings	75,741	597	3.16%	104,560	887	3.41%
Total interest-bearing liabilities	4,752,196	31,190	2.63%	4,201,069	29,769	2.85%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,895,845			3,390,941
Other liabilities	56,203			60,982
Total liabilities	7,704,244			7,652,992
Stockholders' equity	741,435			623,024
Total liabilities and stockholders' equity	$8,445,679			$8,276,016

Net interest income / interest rate spread		$72,909	2.44%		$69,192	2.09%
Net interest-earning assets / net interest margin	$3,483,869		3.55%	$3,850,998		3.46%

Total deposits / total cost of deposits	$7,572,300		1.62%	$7,487,450		1.55%
Total funding / total cost of funds	$7,648,041		1.64%	$7,592,010		1.58%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 2Q2025 and 2Q2024 of $200 and $0 thousand, respectively.

Net interest income was $72.9 million for the second quarter of 2025, compared to $69.2 million for the second quarter of 2024. The $3.7 million increase, or 5.4% increase from the second quarter of 2024 was primarily attributable to higher yields and average balances on interest-earning assets, and lower costs on interest bearing liabilities, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.44% for the three months ended June 30, 2025, compared to 2.09% for the same period in 2024, an increase of 35 basis points. Our net interest margin was 3.55% for the second quarter of 2025, an increase of 9 basis points from 3.46% in the second quarter of 2024. This was largely due to increases in yields and average balances on interest-bearing assets, partially offset by an increase in total cost of funds.

The yield on average earning assets was 5.07% for the three months ended June 30, 2025, compared to 4.94% for the same period in 2024, an increase of 13 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.63% for the three months ended June 30, 2025, a decrease of 22 basis points from the same period in 2024, which was primarily due to an increase in average balance of deposits, particularly in savings, NOW, money market deposits and time deposits. Non-interest-bearing deposits represented 38.2% of average deposits for the three months ended June 30, 2025, compared to 45.3% for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$141,756	$2,833	4.03%	$209,547	$5,282	5.07%
Securities(1)	3,291,591	83,717	5.13%	3,239,619	84,000	5.21%
Resell agreements	41,457	1,673	8.14%	100,814	3,368	6.72%
Total loans, net (2)	4,677,367	116,566	5.03%	4,398,665	103,245	4.72%
Total interest-earning assets	8,152,171	204,789	5.07%	7,948,645	195,895	4.96%
Non-interest-earning assets:
Cash and due from banks	5,335			5,720
Other assets	212,245			221,924
Total assets	$8,369,751			$8,176,289

Interest-bearing liabilities:
Savings, NOW and money market deposits	4,350,797	$55,459	2.57%	3,660,704	$46,864	2.57%
Time deposits	225,721	4,051	3.62%	199,305	3,474	3.51%
Brokered CDs	—	—	0.00%	173,163	4,435	5.15%
Total interest-bearing deposits	4,576,518	59,510	2.62%	4,033,172	54,773	2.73%
Borrowings	104,879	1,793	3.45%	196,326	3,893	3.99%
Total interest-bearing liabilities	4,681,397	61,303	2.64%	4,229,498	58,666	2.79%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,898,439			3,264,590
Other liabilities	57,955			70,309
Total liabilities	7,637,791			7,564,397
Stockholders' equity	731,960			611,892
Total liabilities and stockholders' equity	$8,369,751			$8,176,289

Net interest income / interest rate spread		$143,486	2.43%		$137,229	2.17%
Net interest-earning assets / net interest margin	$3,470,774		3.55%	$3,719,147		3.47%

Total deposits / total cost of deposits	$7,474,957		1.61%	$7,297,762		1.51%
Total funding / total cost of funds	$7,579,836		1.63%	$7,494,088		1.57%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in June YTD 2025 and June YTD 2024 of $200 and $18 thousand, respectively.

Net interest income was $143.5 million for the six months ended June 30, 2025, compared to $137.2 million for the same period in 2024. The $6.3 million increase, or 5.4% increase was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.43% for the six months ended June 30, 2025, compared to 2.17% for the same period in 2024, an increase of 26 basis points. Our net interest margin was 3.55% for the six months ended June 30, 2025, an increase of 8 basis points from 3.47% in the same period of 2024. This was largely due to increases in yields and average balances on interest-bearing assets, partially offset by an increase in total cost of funds.

The yield on average earning assets was 5.07% for the six months ended June 30, 2025, compared to 4.96% for the same period in 2024, an increase of 11 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across securities and loan portfolios.

The average rate on interest-bearing liabilities was 2.64% for the six months ended June 30, 2025, a decrease of 15 basis points from the same period in 2024, which was primarily due to an increase in average balances of deposits, particularly in savings, NOW, money market deposits and time deposits. Non-interest-bearing deposits represented 38.8% of average deposits for the three months ended June 30, 2025, compared to 44.7% for the three months ended June 30, 2024.

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

	Three Months Ended June 30, 2025 over June 30, 2024			Six Months Ended June 30, 2025 over June 30, 2024
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(594)	$(457)	$(1,051)	$(1,591)	$(858)	$(2,449)
Securities	734	(821)	(87)	1,172	(1,455)	(283)
Resell agreements	(1,163)	9	(1,154)	(2,031)	336	(1,695)
Total loans, net	3,161	4,269	7,430	6,548	6,773	13,321
Total interest income	2,138	3,000	5,138	4,098	4,796	8,894

Interest-bearing liabilities:
Savings, NOW and money market deposits	4,820	(1,159)	3,661	8,595	—	8,595
Time deposits	78	(36)	42	458	119	577
Brokered CDs	(1,992)	—	(1,992)	(4,435)	—	(4,435)
Total deposits	2,906	(1,195)	1,711	4,618	119	4,737
Borrowings	(279)	(11)	(290)	(2,208)	108	(2,100)
Total interest expense	2,627	(1,206)	1,421	2,410	227	2,637

Change in net interest income	$(489)	$4,206	$3,717	$1,688	$4,569	$6,257
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.

Three Months Ended June 30, 2025 and 2024

Provision for credit losses totaled an expense of $4.9 million for the second quarter of 2025 compared to an expense of $3.2 million for the same period in 2024. Overall, the provision for credit losses during the second quarter of 2025 was primarily driven by a $2.3 million increase in reserve for one syndicated commercial and industrial loan as well as the macroeconomic forecasts used in the Current Expected Credit Losses ("CECL") model, primarily related to the consumer solar loan portfolio, which can be volatile.
Six Months Ended June 30, 2025 and 2024

Provision for credit losses totaled an expense of $5.5 million for the six months ended June 30, 2025 compared to an expense of $4.7 million for the same period in 2024. Overall, the provision for credit losses during the six months was primarily driven by increases in charge offs on consumer solar and other C&I loans and increases in specific reserves, offset by decreases in unfunded commitments.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Trust Department fees	$3,879	$3,657	$8,069	$7,511
Service charges on deposit accounts	3,873	8,614	7,311	14,750
Bank-owned life insurance income	796	615	1,422	1,224
Losses on sale of securities and other assets	(1,041)	(2,691)	(1,721)	(5,465)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	18	69	850	116
Equity method investments income (loss)	51	(1,551)	(2,458)	521
Other income	449	545	957	830
Total non-interest income	$8,025	$9,258	$14,430	$19,487
Three Months Ended June 30, 2025 and 2024

Non-interest income was $8.0 million for the second quarter of 2025, compared to $9.3 million for the second quarter in 2024. The decrease of $1.2 million in the second quarter of 2025 compared to the corresponding quarter in 2024 was primarily due to a a $4.7 million decrease in service charges on deposit accounts primarily due to decreases in Insured Cash Sweep ("ICS") One-Way Sell income, offset by a $1.7 million decrease in losses on sale of securities and other assets, a $1.6 million increase in income equity investments, and a $0.2 million increase in trust department fees. Our Trust Department fees were $3.9 million in the second quarter of 2025, and $3.7 million in the same period in 2024.

Six Months Ended June 30, 2025 and 2024

Non-interest income was $14.4 million for the six months ended June 30, 2025, compared to $19.5 million for the six months ended June 30, 2024. The decrease of $5.1 million was primarily due to a $7.5 million decrease in service charges on deposit accounts primarily due to decreases in Insured Cash Sweep ("ICS") One-Way Sell income and a $3.0 million decrease in income from equity investments, offset by a $3.8 million decrease in losses on sale of securities, a $0.8 million increase in gain on sale of loans and changes in fair value on loans held-for-sale, a $0.6 million increase in trust department fees, and a $0.2 million increase in bank-owed life insurance income. Our Trust Department fees were $8.1 million in the six months of 2025, and $7.5 million in the same period in 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Compensation and employee benefits	$23,240	$23,045	$46,554	$45,318
Occupancy and depreciation	3,476	3,379	6,768	6,283
Professional fees	3,283	2,332	8,022	4,708
Technology	5,485	4,786	11,103	9,415
Office maintenance and depreciation	570	580	1,199	1,243
Amortization of intangible assets	144	182	287	365
Advertising and promotion	412	1,175	463	2,394
Federal deposit insurance premiums	900	1,050	1,800	2,100
Other expense	3,074	2,983	6,038	5,838
Total non-interest expense	$40,584	$39,512	$82,234	$77,664

Three Months Ended June 30, 2025 and 2024
Non-interest expense for the second quarter of 2025 was $40.6 million, an increase of $1.1 million from $39.5 million for the second quarter of 2024. The increase was driven by a $1.0 million increase in professional fees, a $0.7 million increase in technology expense, a $0.2 million increase in compensation and benefits expense, a $0.1 million increase in occupancy and depreciation expense and a $0.1 million increase in other expenses, partially offset by a $0.8 million decrease in advertising and promotion expense and a $0.2 million decrease in federal deposit insurance premiums expense.

Six Months Ended June 30, 2025 and 2024
Non-interest expense for the six months ended June 30, 2025 was $82.2 million, an increase of $4.5 million from $77.7 million for the six months ended June 30, 2024. The increase was driven by a $3.3 million increase in professional fees, a $1.7 million increase in technology expense, a $1.2 million increase in compensation and benefits expense, and a $0.5 million increase in occupancy, partially offset by a $1.9 million decrease in advertising and promotion expense, a $0.3 million decrease in federal deposit insurance premiums expense, and a $0.1 million decrease in amortization of intangible assets.
Income Taxes

Three Months Ended June 30, 2025 and 2024

We had a provision for income tax expense of $9.5 million for the second quarter of 2025, compared to $9.0 million for the second quarter of 2024. Our effective tax rate for the second quarter of 2025 was 26.7% compared to 25.2% for the second quarter of 2024.

Six Months Ended June 30, 2025 and 2024

We had a provision for income tax expense of $19.2 million for the six months ended June 30, 2025, compared to $20.3 million for the same period in of 2024. Our effective tax rate for the six months ended June 30, 2025 was 27.3% compared to 27.3% for the same period in 2024.

Financial Condition

Balance Sheet

Our total assets were $8.62 billion at June 30, 2025, compared to $8.26 billion at December 31, 2024. Notable changes within individual balance sheet line items include a $552.7 million increase in deposits, a $242.7 million increase in securities, a $110.3 million increase in cash, a $42.5 million increase in loans receivable, net, a $33.3 million increase in resell agreements, and a $239.0 million decrease in borrowings.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at June 30, 2025 or at December 31, 2024. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At June 30, 2025 and December 31, 2024, we had available for sale securities of $1.89 billion and $1.63 billion, respectively.
Our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.57 billion at June 30, 2025, and $1.59 billion at December 31, 2024.
During the six months ended June 30, 2025 we purchased a total of $508.5 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $56.1 million and a net realized loss of $1.7 million as part of normal and ongoing balance sheet management. During the six months ended June 30, 2024 we purchased a total of $568.5 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $219.2 million and a net realized loss of $5.5 million as part of routine and ongoing balance sheet management.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $20.0 million at June 30, 2025 and $27.0 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at June 30, 2025 was $0.7 million compared to $0.7 million at December 31, 2024. The provision for credit losses for held-to-maturity securities was an expense of $3.0 thousand for the three months ended June 30, 2025 and an immaterial recovery for the six months ended June 30, 2025, compared to a recovery of $2.0 thousand and $13.0 thousand for the three and six months ended June 30, 2024.
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
Accrued interest receivable on available-for-sale debt securities totaled $12.6 million at June 30, 2025 and $11.7 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	June 30, 2025		December 31, 2024
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$637,994	18.4%	$508,158	15.8%
Non-GSE certificates & CMOs	283,371	8.2%	214,175	6.7%
ABS	672,594	19.4%	652,334	20.3%
Corporate	96,585	2.8%	98,315	3.1%
Other	22,533	0.7%	4,065	0.1%

PACE assessments:
Residential PACE assessments	178,247	5.2%	152,011	4.7%

Total available for sale	1,891,324	54.7%	1,629,058	50.7%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$184,892	5.3%	$188,194	5.9%
Non-GSE certificates & CMOs	71,607	2.1%	73,850	2.3%
ABS	206,811	6.0%	215,161	6.7%
Municipal	64,655	1.9%	65,090	2.0%
Corporate	1,500	0.0%	—	0.0%

PACE assessments:
Commercial PACE assessments	278,006	8.0%	268,692	8.4%
Residential PACE assessments	759,871	22.0%	775,922	24.0%

Total held-to-maturity	1,567,342	45.3%	1,586,909	49.3%

Total securities	$3,458,666	100.0%	$3,215,967	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of June 30, 2025
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	0.0%	$7,869	3.9%	$59,167	4.3%	$590,820	4.5%
Non-GSE certificates & CMOs	—	0.0%	6,750	5.9%	—	0.0%	287,868	4.3%
ABS	1,419	5.7%	17,902	6.0%	173,592	5.9%	492,020	5.5%
Corporate	3,000	4.9%	24,486	4.3%	76,000	3.7%	—	0.0%
Other	200	4.3%	—	0.0%	—	0.0%	22,345	4.7%

PACE assessments:
Residential PACE assessments	8	0.0%	1,382	0.1%	4,345	0.2%	168,946	7.2%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	0.0%	14,502	3.1%	22,117	3.0%	148,273	2.9%
Non-GSE certificates & CMOs	—	0.0%	—	0.0%	—	0.0%	71,607	2.5%
ABS	—	0.0%	—	0.0%	117,646	6.1%	89,165	3.8%
Municipal	—	0.0%	9,468	3.7%	13,135	3.4%	42,052	2.5%
Corporate	—	0.0%	—	0.0%	1,500	7.0%	—	0.0%

PACE assessments:
Commercial PACE assessments	—	0.0%	—	0.0%	5,652	0.1%	272,354	5.5%
Residential PACE assessments	2,369	0.0%	9,217	0.1%	33,244	0.2%	715,041	5.0%

Total securities	$6,996	5.1%	$91,576	4.6%	$504,898	5.7%	$2,900,491	4.2%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of June 30, 2025:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
Collateralized Loan Obligation ("CLO") Commercial & Industrial	$558,159	63%	3.1	100%	98%	2%	0%	0%	0%	100%
Consumer	186,404	21%	5.1	0%	29%	36%	35%	0%	0%	100%
Mortgage	58,904	7%	1.3	100%	100%	0%	0%	0%	0%	100%
Student	75,938	9%	4.7	79%	65%	35%	0%	0%	0%	100%
Total Securities:	$879,405	100%	3.5	77%	80%	12%	8%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 80% carry AAA credit ratings and 20% carry A credit ratings or higher, with only $11 million rated below investment grade. Approximately 76% of this portfolio is classified as “available for sale.”

Loans
Lending related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and costs, and allowance for credit losses, were $4.66 billion as of June 30, 2025 compared to $4.61 billion as of December 31, 2024. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025		December 31, 2024
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,196,804	25.4%	$1,175,490	25.2%
Multifamily	1,406,193	29.8%	1,351,604	28.9%
Commercial real estate	422,068	9.0%	411,387	8.8%
Construction and land development	20,330	0.4%	20,683	0.4%
Total commercial portfolio	3,045,395	64.6%	2,959,164	63.3%

Retail portfolio:
Residential real estate lending	1,292,013	27.4%	1,313,617	28.1%
Consumer solar	345,604	7.3%	365,516	7.8%
Consumer and other	31,332	0.7%	34,627	0.8%
Total retail portfolio	1,668,949	35.4%	1,713,760	36.7%
Total loans	4,714,344	100.0%	4,672,924	100.0%

Allowance for credit losses	(58,998)		(60,086)
Total loans, net	$4,655,346		$4,612,838

Commercial loan portfolio
Our commercial loan portfolio comprised 64.6% of our total loan portfolio at June 30, 2025 and 63.3% of our total loan portfolio at December 31, 2024. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at June 30, 2025 by exposure was $4.5 million with a median size of $1.1 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.20 billion at June 30, 2025, which comprised 25.4% of our total loan portfolio. During the six months ended June 30, 2025, the C&I loan portfolio increased by 1.8% from $1.18 billion at December 31, 2024.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 60% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 54%.
Our multifamily loans totaled $1.41 billion at June 30, 2025, which comprised 29.8% of our total loan portfolio. During the six months ended June 30, 2025, the multifamily loan portfolio increased by 4.0% from $1.35 billion at December 31, 2024.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. CRE loans have 69% of their exposure in New York City. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our CRE loans is approximately 42%.
Our CRE loans totaled $422.1 million at June 30, 2025, which comprised 9.0% of our total loan portfolio. During the six months ended June 30, 2025, the CRE loan portfolio increased by 2.6% from $411.4 million at December 31, 2024.

Retail loan portfolio
Our retail loan portfolio comprised 35.4% of our total loan portfolio at June 30, 2025 and 36.7% of our loan portfolio at December 31, 2024. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by the originator. For loans not serviced by the originator, loan servicing is outsourced to a third-party subservicer engaged by the Bank. As of June 30, 2025, the majority of our residential 1-4 family mortgage loans were originated by our loan officers. Our residential real estate lending loans totaled $1.29 billion at June 30, 2025, which comprised 77.4% of our retail loan portfolio and 27.4% of our total loan portfolio. As of June 30, 2025, our residential real estate lending loans decreased by 1.6% from $1.31 billion at December 31, 2024.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar portfolio is fully acquired and is in run-off mode. Our consumer solar loans totaled $345.6 million at June 30, 2025, which comprised 7.3% of our total loan portfolio, compared to $365.5 million, or 7.8% of our total loan portfolio, at December 31, 2024.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $31.3 million at June 30, 2025, which comprised 0.7% of our total loan portfolio, compared to $34.6 million, or 0.8% of our total loan portfolio, at December 31, 2024.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at June 30, 2025:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$262,973	$418,996	$366,191	$148,644	$1,196,804
Multifamily	192,492	989,317	223,570	814	1,406,193
Commercial real estate	96,409	259,525	44,725	21,409	422,068
Construction and land development	16,208	4,122	—	—	20,330

Retail Portfolio:
Residential real estate lending	63	6,025	120,402	1,165,523	1,292,013
Consumer solar	65	2,173	84,059	259,307	345,604
Consumer and other	1,004	1,369	21,002	7,957	31,332
Total Loans	$569,214	$1,681,527	$859,949	$1,603,654	$4,714,344
The following table presents our loans held for investment with maturity due after June 30, 2026:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$584,241	$349,590	$933,831
Multifamily	1,182,340	31,361	1,213,701
Commercial real estate	319,398	6,261	325,659
Construction and land development	—	4,122	4,122

Retail Portfolio:
Residential real estate lending	752,492	539,458	1,291,950
Consumer solar	345,539	—	345,539
Consumer and other	28,995	1,333	30,328
Total Loans	$3,213,005	$932,125	$4,145,130

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Balance at beginning period	$57,676	$64,400	$60,086	$65,691
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(1,148)	(821)	(1,971)	(1,221)
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	(235)	(4)	(304)	(164)
Consumer solar	(2,643)	(2,604)	(4,617)	(4,410)
Consumer and other	(12)	(10)	(123)	(106)
Total loan charge-offs	(4,038)	(3,439)	(7,015)	(5,901)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	214	10	224	14
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	274	648	349	795
Consumer solar	92	50	358	171
Consumer and other	6	9	56	18
Total loan recoveries	586	717	987	998
Net charge-offs	(3,452)	(2,722)	(6,028)	(4,903)
Provision for credit losses	4,774	1,766	4,940	2,656
Balance at end of period	$58,998	$63,444	$58,998	$63,444
During the quarter, the allowance for credit losses on loans increased $1.3 million to $59.0 million at June 30, 2025 from $57.7 million at March 31, 2025. The ratio of allowance to total loans was 1.25% at June 30, 2025 and 1.23% at March 31, 2025.
At June 30, 2025 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at March 31, 2025.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At June 30, 2025			At December 31, 2024
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$17,019	25.4%		$13,505	25.2%
Multifamily	2,757	29.8%		2,794	28.9%
Commercial real estate	2,087	9.0%		1,600	8.8%
Construction and land development	1,286	0.4%		1,253	0.4%
Total commercial portfolio	$23,149	64.6%		$19,152	63.3%

Retail Portfolio:
Residential real estate lending	$8,976	27.4%		9,493	28.1%
Consumer solar	25,074	7.3%	33.1%	29,095	7.8%
Consumer and other	1,799	0.7%		2,346	0.8%
Total retail portfolio	$35,849	35.4%		$40,934	36.7%

Total allowance for credit losses	$58,998			$60,086
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At June 30, 2025		At December 31, 2024
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.8%	$—	11.9%
Non-GSE certificates & CMOs	47	4.6%	49	4.7%
ABS	—	13.3%	—	13.6%
Municipal	—	4.1%	—	4.1%
Total traditional securities	$47	33.8%	$49	34.3%

PACE assessments:
Commercial PACE assessments	$278	17.7%	$268	16.9%
Residential PACE assessments	379	48.5%	387	48.8%
Total retail portfolio	$657	66.2%	$655	65.7%

Total allowance for credit losses on securities	$704		$704

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
The following table sets forth our nonperforming assets as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	459	4,853
Nonaccrual loans - Commercial	27,501	16,041
Nonaccrual loans - Retail	7,199	4,968
Nonaccrual securities	6	8
Total nonperforming assets	$35,165	$25,870

Nonaccrual loans:
Commercial and industrial	$12,501	$872
Multifamily	—	—
Commercial real estate	3,893	4,062
Construction and land development	11,107	11,107
Total commercial portfolio	27,501	16,041

Residential real estate lending	3,805	1,771
Consumer solar	3,193	2,827
Consumer and other	201	370
Total retail portfolio	7,199	4,968
Total nonaccrual loans	$34,700	$21,009

Nonperforming assets to total assets	0.41%	0.31%
Nonaccrual assets to total assets	0.41%	0.31%
Nonaccrual loans to total loans	0.74%	0.45%
Allowance for credit losses on loans to nonaccrual loans	170.02%	286.00%
Allowance for credit losses on loans to total loans	1.25%	1.29%
Net charge-offs to average loans	0.30%	0.36%

Nonperforming assets totaled $35.2 million, or 0.41% of period-end total assets at June 30, 2025, an increase of $9.3 million, compared with $25.9 million, or 0.31% of period-end total assets at December 31, 2024. The increase in non-performing assets at June 30, 2025 compared to December 31, 2024 assets was primarily driven by a $11.5 million and a $2.2 million increase in commercial and industrial nonaccrual loans and residential real estate nonaccrual loans, respectively, offset by a $4.4 million decrease in held for sale nonaccrual loans.

Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $119.0 million, or 1.4% of total assets, at June 30, 2025, as follows: $90.6 million are commercial loans currently in workout that management expects will be rehabilitated; $10.8 million are commercial loans that are 30-89 days delinquent; $12.3 million are residential real estate loans at 30-89 days delinquent, and $5.8 million are consumer loans at 30-89 days delinquent.
Potential problem loans are not included in the nonperforming assets table above and totaled $109.4 million, or 1.3% of total assets, at December 31, 2024, as follows: $79.9 million are commercial loans currently in workout that management expects will be rehabilitated; $17.8 million are commercial loans that are 30-89 days delinquent; $6.2 million are residential real estate loans at 30-89 days delinquent and $5.6 million are consumer loans at 30-89 days delinquent.
Resell Agreements
As of June 30, 2025, we entered into $57.0 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted average interest rate of 6.63%. As of December 31, 2024, we have entered into $23.7 million of short term investments of resell agreements backed by residential mortgage loans, with a weighted interest rate of 6.91%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $33.7 million at June 30, 2025 and $42.4 million at December 31, 2024. As of June 30, 2025, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.73 billion at June 30, 2025, compared to $7.18 billion at December 31, 2024. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs ("political action committees"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of June 30, 2025 and December 31, 2024, we had approximately $1.21 billion and $969.6 million, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. As of June 30, 2025 and December 31, 2024, these off-balance sheet deposits totaled $41.4 million and $0, respectively. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three and six months ended June 30, 2025, the Company recognized $102.2 thousand and $110.8 thousand in servicing fee income compared to $4.9 million and $7.8 million for the three and six months ended June 30, 2024.
Total estimated uninsured deposits at June 30, 2025 and December 31, 2024 were $3.90 billion and $3.71 billion, respectively.

Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at June 30, 2025 are summarized as follows:

Maturities as of June 30, 2025
(In thousands)
Within three months	$15,809
After three but within six months	21,300
After six months but within twelve months	14,488
After twelve months	1,009
$52,606
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of June 30, 2025 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of June 30, 2025	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-14.8%	(256,732)	-2.8%	(8,661)
+200 basis points	-7.9%	(137,670)	-0.1%	456
+100 basis points	-2.1%	(36,453)	1.4%	4,331
-100 basis points	-2.9%	(50,373)	-3.7%	(11,460)
-200 basis points	-10.7%	(185,713)	-8.6%	(26,304)
-300 basis points	-24.3%	(423,170)	-13.5%	(41,346)
-400 basis points	-49.0%	(852,920)	-19.7%	(60,477)

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
At June 30, 2025, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $171.1 million, or 2.0% of total assets, compared to $60.7 million, or 0.7% of total assets at December 31, 2024. The $110.3 million, or 181.6%, increase is due to normal business activity, and strategic investment securities sales, offset by paydowns of borrowings, and strategic investment securities purchases. Our available for sale securities at June 30, 2025 were $1.89 billion, or 21.9% of total assets, compared to $1.63 billion, or 19.7% of total assets at December 31, 2024. Available for sale securities with an aggregate fair value of $1.29 billion at June 30, 2025 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.40 billion and $2.45 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2025, we had $11.7 million advances from the FHLBNY and a remaining credit availability of $2.17 billion. In addition, we maintain borrowing capacity of approximately $948 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.

We also had $63.7 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $3.37 billion of immediately available funds, in addition to unpledged securities with two-day availability of $410.0 million for total liquidity within two-days of $3.78 billion, which provided coverage for 97% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at June 30, 2025 was $754.0 million, compared to $707.7 million at December 31, 2024, an increase of $46.3 million. The increase was primarily driven by $51.0 million of net income and a $15.7 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market on our securities portfolio, offset by $8.8 million in dividends paid at $0.28 per outstanding share, and $13.2 million of common stock repurchases.
We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Basel III rules impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). The capital conservation buffer is equal to 2.5% of risk-weighted assets.

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
June 30, 2025
Consolidated:
Total capital to risk weighted assets	$909,784	16.43%	$443,041	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	782,361	14.13%	332,281	6.00%	N/A	N/A
Tier 1 capital to average assets	782,361	9.22%	339,388	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	782,361	14.13%	249,211	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$885,298	15.99%	$443,032	8.00%	$553,790	10.00%
Tier 1 capital to risk weighted assets	821,620	14.84%	332,274	6.00%	443,032	8.00%
Tier 1 capital to average assets	821,620	9.72%	338,041	4.00%	422,551	5.00%
Common equity tier 1 to risk weighted assets	821,620	14.84%	249,205	4.50%	359,963	6.50%

December 31, 2024
Consolidated:
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$829,871	15.35%	$432,493	8.00%	$540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of June 30, 2025, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of June 30, 2025:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$11,712	$11,712	$—	$—	$—
Subordinated Debt	63,745	—	—	—	63,745
Operating Leases	15,867	5,285	10,121	195	266
Certificates of Deposit	198,079	120,547	75,726	1,463	343
	$289,403	$137,544	$85,847	$1,658	$64,354
During the quarter, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The company is expected to move to the new premises in mid 2026.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of June 30, 2025, the estimated remaining commitments under these agreements were $201.4 million and $250.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk from that presented in the 2024 Annual Report. Our interest rate sensitivity position at June 30, 2025 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of June 30, 2025. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended June 30, 2025 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
April 1 through April 30, 2025	112,262	$27.23	104,335	$37,170,487
May 1 through May 31, 2025	124,319	30.27	123,733	$33,425,688
June 1 through June 30, 2025	99,290	30.52	99,290	$30,394,912
Total	335,871	$29.33	327,358

(1) Includes 8,513 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 327,358 shares repurchased pursuant to the share repurchase program described in Note (2).

(2) Effective March 10, 2025, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $40 million of its common stock (the "2025 Share Repurchase Program"). The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under the 2025 Share Repurchase Program, $9.7 million of common stock was purchased during the quarter ended June 30, 2025.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On April 29, 2025, Sean Searby, Executive Vice President, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 13,000 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after August 30, 2025 and ending on the earlier of April 26, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On April 29, 2025, Jason Darby, Senior Executive Vice President and Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement adopted on December 31, 2024 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company’s common stock, with such transactions to have occurred during sale periods beginning on or after March 31, 2025 and ending on the earlier of January 31, 2026 or the date on which all shares authorized for sale would have been sold in conformance with the terms of the arrangement.

On April 29, 2025, Mandy Tenner, Executive Vice President and Chief Legal Officer, terminated a Rule 10b5-1 trading arrangement adopted on November 11, 2024 that was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 25,217 shares of the Company’s common stock, net of shares to be withheld for the exercise price and for taxes upon the exercise or vesting of underlying stock awards, with such transactions to have occurred during sale periods beginning on or after February 15, 2025 and ending on the earlier of November 12, 2025 or the date on which all shares authorized for sale would have been sold in conformance with the terms of the arrangement.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the quarters ended June 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2025 and 2024, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended June 30, 2025, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

August 5, 2025	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2025	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

August 5, 2025	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)