Form 10-Q
period 2025-09-30
Amalgamated Financial Corp.
filed 2025-11-04
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of November 3, 2025, the registrant had 29,936,320 shares of common stock outstanding at $0.01 par value per share.

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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	September 30, 2025	December 31, 2024
Assets	(unaudited)
Cash and due from banks	$5,032	$4,042
Interest-bearing deposits in banks	110,512	56,707
Total cash and cash equivalents	115,544	60,749
Securities:
Available for sale, at fair value:
Traditional securities	1,776,256	1,477,047
Property Assessed Clean Energy ("PACE") assessments	208,427	152,011
	1,984,683	1,629,058
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $45 and $49, respectively	477,947	542,246
PACE assessments, net of allowance for credit losses of $669 and $655, respectively	1,034,460	1,043,959
	1,512,407	1,586,205

Loans held for sale	2,627	37,593
Loans receivable, net of deferred loan origination fees and costs	4,788,772	4,672,924
Allowance for credit losses	(56,479)	(60,086)
Loans receivable, net	4,732,293	4,612,838

Resell agreements	58,956	23,741
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	5,277	15,693
Accrued interest receivable	57,064	61,172
Premises and equipment, net	6,172	6,386
Bank-owned life insurance	108,289	108,026
Right-of-use lease asset	11,480	14,231
Deferred tax asset, net	28,013	42,437
Goodwill	12,936	12,936
Intangible assets, net	1,056	1,487
Equity method investments	6,528	8,482
Other assets	39,649	35,858
Total assets	$8,682,974	$8,256,892
Liabilities
Deposits	$7,769,969	$7,180,605
Borrowings	75,478	314,409
Operating leases	14,800	19,734
Other liabilities	47,154	34,490
Total liabilities	$7,907,401	$7,549,238

Commitments, contingencies and off balance sheet risk (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,006,249 and 30,809,484 shares issued, respectively, and 30,088,747 and 30,670,982 shares outstanding, respectively)	$310	$308
Additional paid-in capital	292,021	288,656
Retained earnings	544,901	480,144
Accumulated other comprehensive loss, net of income taxes	(35,210)	(58,637)
Treasury stock, at cost (917,502 and 138,502 shares, respectively)	(26,449)	(2,817)
Total stockholders' equity	775,573	707,654
Total liabilities and stockholders’ equity	$8,682,974	$8,256,892
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST AND DIVIDEND INCOME
Loans	$62,321	$54,110	$178,887	$157,355
Securities	46,023	46,432	131,414	133,801
Interest-bearing deposits in banks	1,241	2,274	4,074	7,556
Total interest and dividend income	109,585	102,816	314,375	298,712
INTEREST EXPENSE
Deposits	32,583	30,105	92,093	84,879
Borrowed funds	555	604	2,348	4,497
Total interest expense	33,138	30,709	94,441	89,376
NET INTEREST INCOME	76,447	72,107	219,934	209,336
Provision for credit losses	5,301	1,849	10,787	6,598
Net interest income after provision for credit losses	71,146	70,258	209,147	202,738
NON-INTEREST INCOME
Trust Department fees	3,969	3,704	12,038	11,215
Service charges on deposit accounts	4,261	12,091	11,572	26,841
Bank-owned life insurance income	1,050	613	2,472	1,837
Losses on sale of securities and other assets, net	(1,226)	(3,230)	(2,946)	(8,695)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	70	(4,223)	920	(4,107)
Equity method investments income (loss)	597	(823)	(1,860)	(301)
Other income	440	807	1,396	1,636
Total non-interest income	9,161	8,939	23,592	28,426
NON-INTEREST EXPENSE
Compensation and employee benefits	25,459	23,757	72,013	69,075
Occupancy and depreciation	3,452	3,423	10,220	9,705
Professional fees	3,387	2,575	11,410	7,284
Technology	5,981	5,087	17,084	14,503
Office maintenance and depreciation	582	651	1,782	1,894
Amortization of intangible assets	144	183	431	548
Advertising and promotion	497	1,023	960	3,417
Federal deposit insurance premiums	1,000	900	2,800	3,000
Other expense	3,115	3,365	9,152	9,203
Total non-interest expense	43,617	40,964	125,852	118,629
Income before income taxes	36,690	38,233	106,887	112,535
Income tax expense	9,900	10,291	29,080	30,591
Net income	$26,790	$27,942	$77,807	$81,944
Earnings per common share - basic	$0.89	$0.91	$2.55	$2.68
Earnings per common share - diluted	$0.88	$0.90	$2.53	$2.65

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$26,790	$27,942	$77,807	$81,944
Other comprehensive income (loss), net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	41	43	123	130
Net unrealized gains on securities:
Unrealized holding gains on securities available for sale	8,904	31,500	27,567	41,862
Reclassification adjustment for losses realized in income	1,225	3,230	2,946	8,695
Accretion of net unrealized loss on securities transferred to held-to-maturity	642	545	1,626	1,737
Net unrealized gains on securities	10,771	35,275	32,139	52,294
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges	(246)	1,524	(69)	1,480
Reclassification adjustment for losses (gains) realized in income	93	138	(128)	171
Net unrealized gains (losses) on cash flow hedges	(153)	1,662	(197)	1,651
Other comprehensive income, before tax	10,659	36,980	32,065	54,075
Income tax effect	(2,887)	(10,103)	(8,638)	(14,773)
Total other comprehensive income, net of taxes	7,772	26,877	23,427	39,302
Total comprehensive income, net of taxes	$34,562	$54,819	$101,234	$121,246

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2025
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at July 1, 2025	30,412,241	$310	$290,256	$522,405	$(42,982)	$(16,005)	$753,984
Net income	—	—	—	26,790	—	—	26,790
Common stock issued under Equity Programs	7,434	—	204	—	—	—	204
Dividends declared on common stock, $0.14 per share	—	—	—	(4,294)	—	—	(4,294)
Repurchase of common stock	(346,604)	—	—	—	—	(10,444)	(10,444)
Restricted stock units vesting, net of repurchases	15,676	—	(217)	—	—	—	(217)
Stock-based compensation expense	—	—	1,778	—	—	—	1,778
Other comprehensive income, net of taxes	—	—	—	—	7,772	—	7,772
Balance at September 30, 2025	30,088,747	$310	$292,021	$544,901	$(35,210)	$(26,449)	$775,573

	Nine Months Ended September 30, 2025
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2025	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654
Net income	—	—	—	77,807	—	—	77,807
Common stock issued under Equity Program	25,745	—	1,237	—	—	—	1,237
Dividends declared on common stock, $0.42 per share	—	—	—	(13,050)	—	—	(13,050)
Repurchase of common stock	(779,000)	—	—	—	—	(23,632)	(23,632)
Exercise of stock options, net of repurchases	17,607	—	(209)	—	—	—	(209)
Restricted stock units vesting, net of repurchases	153,413	2	(2,598)	—	—	—	(2,596)
Stock-based compensation expense	—	—	4,935	—	—	—	4,935
Other comprehensive income, net of taxes	—	—	—	—	23,427	—	23,427
Balance at September 30, 2025	30,088,747	$310	$292,021	$544,901	$(35,210)	$(26,449)	$775,573

	Three Months Ended September 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at July 1, 2024	30,630,386	$307	$286,021	$435,202	$(73,579)	$(1,972)	$645,979	$133	$646,112
Net income	—	—	—	27,942	—	—	27,942	—	27,942
Common stock issued under Equity Program	5,784	—	181	—	—	—	181	—	181
Dividends declared on common stock, $0.12 per share	—	—	—	(3,746)	—	—	(3,746)	—	(3,746)
Exercise of stock options, net of repurchases	12,830	—	(121)	—	—	—	(121)	—	(121)
Restricted stock units vesting, net of repurchases	13,883	1	(269)	—	—	—	(268)	—	(268)
Stock-based compensation expense	—	—	1,355	—	—	—	1,355	—	1,355
Other comprehensive income, net of taxes	—	—	—	—	26,877	—	26,877	—	26,877
Balance at September 30, 2024	30,662,883	$308	$287,167	$459,398	$(46,702)	$(1,972)	$698,199	$133	$698,332

	Nine Months Ended September 30, 2024
	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Amalgamated Financial Corp. Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance at January 1, 2024	30,428,359	$307	$288,232	$388,033	$(86,004)	$(5,337)	$585,231	$133	$585,364
Net income	—	—	—	81,944	—	—	81,944	—	81,944
Common stock issued under Equity Program	23,484	—	447	—	—	184	631	—	631
Dividends declared on common stock, $0.34 per share	—	—	—	(10,579)	—	—	(10,579)	—	(10,579)
Repurchase of common stock	(10,000)	—	—	—	—	(285)	(285)	—	(285)
Exercise of stock options, net of repurchases	80,751	—	(1,588)	—	—	1,215	(373)	—	(373)
Restricted stock units vesting, net of repurchases	140,289	1	(3,878)	—	—	2,251	(1,626)	—	(1,626)
Stock-based compensation expense	—	—	3,954	—	—	—	3,954	—	3,954
Other comprehensive income, net of taxes	—	—	—	—	39,302	—	39,302	—	39,302
Balance at September 30, 2024	30,662,883	$308	$287,167	$459,398	$(46,702)	$(1,972)	$698,199	$133	$698,332

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,807	$81,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717	4,229
Amortization of intangible assets	431	548
Deferred income tax expense	5,786	3,320
Provision for credit losses	10,787	6,598
Stock-based compensation expense	4,935	3,954
Net loss from equity method investments	1,860	301
Net loss on sale of securities available for sale and other assets	2,946	8,695
Net loss (gain) on sale of loans and change in fair value on loans held-for-sale, net	(920)	4,107
Net gain on death benefits of bank-owned life insurance	(562)	—
Proceeds from sales of loans originated as held for sale	20,635	16,384
Originations of loans held for sale	(22,065)	(16,441)
Increase in cash surrender value of bank-owned life insurance	(1,910)	(1,837)
Net gain on repurchase of subordinated debt	—	(1,076)
Decrease in accrued interest receivable	4,108	1,216
Decrease in other assets	549	387
Decrease in other liabilities	(6,466)	(17,270)
Net cash provided by operating activities	98,638	95,059
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(127,171)	(191,200)
Proceeds from sales of loans originated as held for investment	34,844	—
Purchase of securities available for sale	(761,174)	(738,851)
Purchase of securities held-to-maturity	(65,551)	(54,547)
Proceeds from sales of securities available for sale	120,188	271,033
Maturities, principal payments and redemptions of securities available for sale	328,630	226,916
Maturities, principal payments and redemptions of securities held-to-maturity	140,144	140,353
Increase in resell agreements	(35,215)	(24,883)
Decrease in equity method investments	94	1,209
Decrease (increase) in FHLBNY stock, net	10,416	(236)
Purchases of premises and equipment, net	(2,234)	(1,037)
Proceeds from redemption of bank-owned life insurance	983	—
Proceeds from sale of owned assets	46	—
Net cash used in investing activities	(356,000)	(371,243)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	589,364	582,576
Net decrease in other borrowings	(238,994)	(229,627)
Repurchase of subordinated debt	—	(5,925)
Common stock issued under Equity Programs	1,237	632
Repurchase of common stock	(23,632)	(285)
Dividends paid on common stock	(13,013)	(10,550)

Payments related to repurchase of common stock for equity awards	(2,805)	(2,000)
Net cash provided by financing activities	312,157	334,821
Increase in cash, cash equivalents, and restricted cash	54,795	58,637
Cash, cash equivalents, and restricted cash at beginning of year	60,749	90,570
Cash, cash equivalents, and restricted cash at end period	$115,544	$149,207
Supplemental disclosures of cash flow information:
Interest paid during the period	$94,111	$97,613
Income taxes paid during the period	20,860	27,724
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	2,873	560
Receivable for redemption of bank-owned life insurance included in other assets	1,226	—
Loans transferred to held-for-sale	—	40,856
Loans transferred to held for investment	2,472	—
Purchase of securities available for sale, net not settled	15,000	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). A more detailed description of our accounting policies is included in the 2024 Annual Report, which remain significantly unchanged.

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

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gains on cash flow hedges	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2025	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)
Current Period Change	123	30,513	1,626	(197)	32,065
Income Tax Effect	(33)	(8,219)	(438)	52	(8,638)
Balance as of September 30, 2025	$(1,274)	$(26,842)	$(7,420)	$326	$(35,210)

Balance as of January 1, 2024	$(1,481)	$(74,348)	$(10,175)	$—	$(86,004)
Current Period Change	130	50,557	1,737	1,651	54,075
Income Tax Effect	(35)	(13,811)	(476)	(451)	(14,773)
Balance as of September 30, 2024	$(1,386)	$(37,602)	$(8,914)	$1,200	$(46,702)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$34	$36	$102	$109
Reclassification adjustment for prior service expense included in compensation and employee benefits	7	7	21	21
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	41	43	123	130
Income tax effect	(11)	(12)	(33)	(35)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	30	31	90	95

Securities
Unrealized holding gains on available for sale securities	8,904	31,500	27,567	41,862
Reclassification adjustment for net losses realized in income	1,225	3,230	2,946	8,695
Accretion of net unrealized loss on securities transferred to held-to-maturity	642	545	1,626	1,737
Change in unrealized gains on available for sale securities	10,771	35,275	32,139	52,294
Income tax effect	(2,917)	(9,637)	(8,657)	(14,287)
Net change in unrealized gains on securities	7,854	25,638	23,482	38,007

Derivatives
Unrealized holding gains (losses) on cash flow hedges	(246)	1,524	(69)	1,480
Reclassification adjustment for losses (gains) realized in income	93	138	(128)	171
Change in unrealized gains (losses) on cash flow hedges	(153)	1,662	(197)	1,651
Income tax effect	41	(454)	52	(451)
Net change in unrealized gains (losses) on cash flow hedges	(112)	1,208	(145)	1,200

Total	$7,772	$26,877	$23,427	$39,302

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of September 30, 2025 are as follows:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$708,645	$5,134	$(20,751)	$693,028
Non-GSE certificates & CMOs	271,234	1,538	(11,012)	261,760
Asset-Backed Securities ("ABS")	727,949	1,284	(10,980)	718,253
Corporate	101,000	35	(5,315)	95,720
Other	7,500	—	(5)	7,495
	1,816,328	7,991	(48,063)	1,776,256
PACE assessments:
Residential PACE assessments	205,021	3,406	—	208,427

Total available for sale	$2,021,349	$11,397	$(48,063)	$1,984,683

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities
GSE certificates & CMOs	$186,592	$1,245	$(14,996)	$172,841
Non-GSE certificates & CMOs	70,355	36	(3,619)	66,772
ABS	155,194	100	(4,622)	150,672
Municipal	64,351	198	(9,602)	54,947
Corporate	1,500	—	—	1,500
	477,992	1,579	(32,839)	446,732
PACE assessments:
Commercial PACE assessments	300,310	—	(28,716)	271,594
Residential PACE assessments	734,819	—	(59,685)	675,134
	1,035,129	—	(88,401)	946,728

Total held-to-maturity	$1,513,121	$1,579	$(121,240)	$1,393,460

Allowance for credit losses	(714)

Total held-to-maturity, net of allowance for credit losses	$1,512,407

As of September 30, 2025, available for sale securities with a fair value of $1.43 billion and held-to-maturity securities with a fair value of $418.4 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding

Notes to Consolidated Financial Statements (unaudited)
advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

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
There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2025, or the three or nine months ended September 30, 2024.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of September 30, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$11,627	$11,534	$2,151	$1,976
Due after one year through five years	30,263	29,968	17,986	17,273
Due after five years through ten years	236,635	231,876	123,276	119,993
Due after ten years	762,945	756,517	1,112,761	1,014,605
	$1,041,470	$1,029,895	$1,256,174	$1,153,847

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,		Nine Months Ended,
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(In thousands)
Proceeds	$64,052	$51,863	$120,188	$271,033

Realized gains	$372	$—	$372	$4
Realized losses	(1,598)	(3,230)	(3,292)	(8,699)
Net realized losses	$(1,226)	$(3,230)	$(2,920)	$(8,695)
There were no sales of held-to-maturity securities during the three or nine months ended September 30, 2025 or the three or nine months ended September 30, 2024.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At September 30, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of September 30, 2025 and December 31, 2024, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	September 30, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$42,067	$28	$179,804	$20,723	$221,871	$20,751
Non-GSE certificates & CMOs	9,998	2	127,212	11,010	137,210	11,012
ABS	192,703	590	138,458	10,390	331,161	10,980
Corporate	2,998	2	82,688	5,313	85,686	5,315
Other	7,296	5	—	—	7,296	5
Total available for sale	$255,062	$627	$528,162	$47,436	$783,224	$48,063

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$50,828	$881	$249,736	$30,346	$300,564	$31,227
Non-GSE certificates & CMOs	33,778	71	145,329	15,510	179,107	15,581
ABS	121,444	421	151,668	14,142	273,112	14,563
Corporate	—	—	98,315	11,167	98,315	11,167
Other	—	—	3,865	132	3,865	132
Total available for sale	$206,050	$1,373	$648,913	$71,297	$854,963	$72,670

Available for sale securities

As of September 30, 2025, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of September 30, 2025, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at September 30, 2025.

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

With the exception of PACE assessments, which are generally not rated, these securities were rated investment grade by at least one nationally recognized statistical rating organization with only $11.0 million rated below investment grade. All issues were current as to their interest payments. There have been no significant losses on PACE assessments that we have invested in given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of September 30, 2025 is primarily due to an increase in interest rates and spreads since the time these investments were purchased.

Accrued interest receivable on securities totaling $32.9 million and $38.7 million at September 30, 2025 and December 31, 2024, respectively, was included in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended September 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$47	$278	$379	$704
Provision for (recovery of) credit losses	(2)	24	(12)	10
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$45	$302	$367	$714

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

Notes to Consolidated Financial Statements (unaudited)
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$49	$268	$387	$704
Provision for (recovery of) credit losses	(4)	34	(20)	10
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$45	$302	$367	$714

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2024:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$54	$258	$409	$721
Recovery of credit losses	(5)	(3)	(23)	(31)
Charge-offs	—	—	—	—
Recoveries	2	—	—	2
Ending balance	$51	$255	$386	$692

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	September 30, 2025	December 31, 2024
(In thousands)
Commercial and industrial	$1,273,927	$1,175,490
Multifamily	1,454,104	1,351,604
Commercial real estate	396,197	411,387
Construction and land development	22,554	20,683
Total commercial portfolio	3,146,782	2,959,164
Residential real estate lending	1,277,355	1,313,617
Consumer solar	335,531	365,516
Consumer and other	29,104	34,627
Total retail portfolio	1,641,990	1,713,760
Total loans receivable	4,788,772	4,672,924
Allowance for credit losses	(56,479)	(60,086)
Total loans receivable, net	$4,732,293	$4,612,838

Included in commercial and industrial loans are government guaranteed loans with a balance of $207.6 million at September 30, 2025 and $198.5 million at December 31, 2024. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at September 30, 2025 and December 31, 2024.

The following table presents information regarding the past due status of the Company’s loans as of September 30, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$296	$137	$646	$—	$1,079	$1,272,848	$1,273,927
Multifamily	18,920	—	2,799	—	21,719	1,432,385	1,454,104
Commercial real estate	—	2,638	955	—	3,593	392,604	396,197
Construction and land development	—	—	11,102	—	11,102	11,452	22,554
Total commercial portfolio	19,216	2,775	15,502	—	37,493	3,109,289	3,146,782
Residential real estate lending	9,505	3,735	3,644	—	16,884	1,260,471	1,277,355
Consumer solar	3,103	2,249	3,134	—	8,486	327,045	335,531
Consumer and other	507	209	257	—	973	28,131	29,104
Total retail portfolio	13,115	6,193	7,035	—	26,343	1,615,647	1,641,990
	$32,331	$8,968	$22,537	$—	$63,836	$4,724,936	$4,788,772

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2024:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
Commercial and industrial	$659	$189	$872	$—	$1,720	$1,173,770	$1,175,490
Multifamily	8,172	—	—	—	8,172	1,343,432	1,351,604
Commercial real estate	—	1,280	4,062	—	5,342	406,045	411,387
Construction and land development	—	—	11,107	—	11,107	9,576	20,683
Total commercial portfolio	8,831	1,469	16,041	—	26,341	2,932,823	2,959,164
Residential real estate lending	5,960	202	1,771	—	7,933	1,305,684	1,313,617
Consumer solar	378	445	2,827	—	3,650	361,866	365,516
Consumer and other	2,487	2,282	370	—	5,139	29,488	34,627
Total retail portfolio	8,825	2,929	4,968	—	16,722	1,697,038	1,713,760
	$17,656	$4,398	$21,009	$—	$43,063	$4,629,861	$4,672,924

The following tables presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	% of Portfolio	Term Extension	Payment Delay	% of Portfolio
Commercial and industrial	$—	$—	—%	$3,026	$9,076	0.9%
Construction and land development	—	—	—%	8,803	—	39.0%
Total	$—	$—		$11,829	$9,076

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(Dollars in thousands)	Term Extension	% of Portfolio	Term Extension	% of Portfolio
Commercial and industrial	$—	—%	$479	—%
Multifamily	3,680	0.3%	5,957	0.5%
Commercial real estate	3,191	0.8%	3,974	1.0%
Construction and land development	$13,988	62.9%	$13,988	62.9%
	$20,859		$24,398

Notes to Consolidated Financial Statements (unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension
Commercial and industrial	0.0	0.2
Construction and Land Development	0.0	0.6
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Weighted Average Years of Term Extension	Weighted Average Years of Term Extension
Commercial and industrial	0.0	0.7
Multifamily	4.0	2.6
Commercial real estate	0.3	0.3
Construction and Land Development	0.8	0.8

For the twelve months ended September 30, 2025, six loan modifications were made to borrowers experiencing financial difficulty. One CRE loan of $3.9 million that was modified during this period had a payment default of $3.1 million during the three and nine months ended September 30, 2025.

For the twelve months ended September 30, 2024, nine loan modifications were made to borrowers experiencing financial difficulty. Four loans that were modified during this period had a payment default during the three and nine months ended September 30, 2024.

In order to manage credit quality, we view the Company’s loan portfolio by various segments. For commercial loans, we assign individual credit ratings ranging from 1 (lowest risk) to 10 (highest risk) as an indicator of credit quality. These ratings are based on specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the borrower’s industry that may affect the borrower’s future financial performance, (iii) business experience of the borrower’s management, (iv) nature of the underlying collateral, if any, including the ability of the collateral to generate sources of repayment, and (v) history of the borrower’s payment performance. These specific risk factors are then utilized as inputs in our credit model to determine the associated credit rating. Non-rated loans generally include residential mortgages and consumer loans.

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

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize the Company’s loan portfolio by credit quality indicator as of September 30, 2025:

	Term Loans by Origination Year
(In thousands)	2025	2024	2023	2022	2021 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$265,487	$292,766	$76,180	$133,762	$354,424	$102,731	$—	$1,225,350
Special Mention	154	—	3,977	2,785	14,471	143	—	21,530
Substandard	—	198	—	18,958	7,721	170	—	27,047
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$265,641	$292,964	$80,157	$155,505	$376,616	$103,044	$—	$1,273,927
Current period gross charge-offs	$2,084	$3,747	$2,284	$312	$1,500	$—	$—	$9,927
Multifamily:
Pass	$164,500	$256,662	$224,257	$343,865	$453,528	$2	$—	$1,442,814
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,805	8,485	—	—	11,290
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$164,500	$256,662	$224,257	$346,670	$462,013	$2	$—	$1,454,104
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate:
Pass	$26,023	$100,818	$19,321	$40,466	$202,469	$6,145	$—	$395,242
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	955	—	—	955
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$26,023	$100,818	$19,321	$40,466	$203,424	$6,145	$—	$396,197
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$6,253	$—	$—	$—	$—	$5,199	$—	$11,452
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,102	—	11,102
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$6,253	$—	$—	$—	$—	$16,301	$—	$22,554
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$36,473	$66,816	$119,464	$367,129	$670,002	$13,639	$—	$1,273,523
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	3,134	698	—	—	3,832
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$36,473	$66,816	$119,464	$370,263	$670,700	$13,639	$—	$1,277,355
Current period gross charge-offs	$—	$—	$—	$—	$304	$—	$—	$304
Consumer solar:
Pass	$311	$86	$22,648	$86,968	$222,489	$—	$—	$332,502
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	115	1,201	1,713	—	—	3,029
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$311	$86	$22,763	$88,169	$224,202	$—	$—	$335,531
Current period gross charge-offs	$—	$—	$112	$2,379	$4,867	$—	$—	$7,358

Notes to Consolidated Financial Statements (unaudited)

Consumer and other:
Pass	$119	$—	$1,477	$10,412	$16,839	$—	$—	$28,847
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	196	61	—	—	257
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$119	$—	$1,477	$10,608	$16,900	$—	$—	$29,104
Current period gross charge-offs	$—	$—	$24	$—	$136	$—	$—	$160
Total Loans:
Pass	$499,166	$717,148	$463,347	$982,602	$1,919,751	$127,716	$—	$4,709,730
Special Mention	154	—	3,977	2,785	14,471	143	—	21,530
Substandard	—	198	115	26,294	19,633	11,272	—	57,512
Doubtful	—	—	—	—	—	—	—	—
Total loans	$499,320	$717,346	$467,439	$1,011,681	$1,953,855	$139,131	$—	$4,788,772
Current period gross charge-offs	$2,084	$3,747	$2,420	$2,691	$6,807	$—	$—	$17,749
The following tables summarize the Company’s loan portfolio by credit quality indicator as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$331,879	$82,769	$146,475	$178,107	$218,078	$155,917	$—	$1,113,225
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	—	5,531	15,805	13,403	1,797	—	36,651
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$332,131	$82,769	$165,822	$203,668	$231,481	$159,619	$—	$1,175,490
Current period gross charge-offs	$200	$1,738	$653	$—	$5,553	$—	$—	$8,144
Multifamily:
Pass	$258,985	$226,552	$362,091	$43,413	$451,981	$2	$—	$1,343,024
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	8,580	—	—	8,580
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$258,985	$226,552	$362,091	$43,413	$460,561	$2	$—	$1,351,604
Current period gross charge-offs	$—	$—	$—	$—	$510	$—	$—	$510
Commercial real estate:
Pass	$100,289	$41,791	$41,266	$46,847	$170,931	$6,201	$—	$407,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,062	—	—	4,062
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$100,289	$41,791	$41,266	$46,847	$174,993	$6,201	$—	$411,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Construction and land development:
Pass	$—	$—	$—	$—	$4,380	$5,199	$—	$9,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,104	—	11,104
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$4,380	$16,303	$—	$20,683
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$73,206	$128,537	$382,888	$282,873	$444,507	$—	$—	$1,312,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,491	—	115	—	—	1,606
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$73,206	$128,537	$384,379	$282,873	$444,622	$—	$—	$1,313,617
Current period gross charge-offs	$—	$27	$—	$—	$1,155	$—	$—	$1,182
Consumer solar:
Pass	$—	$25,313	$94,240	$119,279	$124,095	$—	$—	$362,927
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	99	631	911	948	—	—	2,589
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$25,412	$94,871	$120,190	$125,043	$—	$—	$365,516
Current period gross charge-offs	$—	$65	$2,285	$3,343	$2,001	$—	$—	$7,694
Consumer and other:
Pass	$402	$1,907	$12,512	$10,181	$9,153	$—	$—	$34,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	83	287	101	—	—	472
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$402	$1,908	$12,595	$10,468	$9,254	$—	$—	$34,627
Current period gross charge-offs	$—	$16	$—	$—	$304	$—	$—	$320
Total Loans:
Pass	$764,761	$506,869	$1,039,472	$680,700	$1,423,125	$167,319	$—	$4,582,246
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	100	7,736	17,003	27,209	12,901	—	65,064
Doubtful	—	—	—	—	—	—	—	—
Total loans	$765,013	$506,969	$1,061,024	$707,459	$1,450,334	$182,125	$—	$4,672,924
Current period gross charge-offs	$200	$1,846	$2,938	$3,343	$9,523	$—	$—	$17,850

Notes to Consolidated Financial Statements (unaudited)
The allowance for credit losses on loans ("ACL") reflects management's estimate of expected credit losses over the life of the loan portfolio. The ACL level is influenced by past events and current conditions, as well as reasonable and supportable forecasts of future economic scenarios. The ACL level is updated quarterly based on the latest available information and assumptions. During the quarter ended September 30, 2025, in conjunction with a change in the Company's ACL software vendor, the Company enhanced the ACL calculation as follows:

•Continued to use a discounted cash flow ("DCF") methodology based on peer historical loss data, for all segments except consumer solar loans, that is based on probability of default and loss given default.
•Performed an annual refresh of the loss drivers and key assumptions for the DCF methodology, including peer groups per segment, macroeconomic variables, and prepayment speeds, within the model.
•Developed new assumptions for the DCF methodology, related to curtailment rate and recovery lag period, that are required for the operation of the model within the new software.
•Updated the reasonable and supportable forecast period for the DCF methodology to four quarters.
•Introduced the weighted average remaining maturity ("WARM") method for consumer solar loans which forecasts losses based on the Company's own historical loss data for the portfolio segment, applied over the weighted average remaining maturity of the portfolio segment.

These enhancements did not have a material impact on the Company’s financial statements.

The activities in the allowance by portfolio for the three months ended September 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$17,019	$2,757	$2,087	$1,286	$8,976	$25,074	$1,799	$58,998
Provision for (recovery of) credit losses	4,088	1,660	257	229	(1,773)	3,447	(793)	7,115
Charge-offs	(7,956)	—	—	—	—	(2,741)	(37)	(10,734)
Recoveries	29	—	—	—	189	873	9	1,100
Ending balance - ACL	$13,180	$4,417	$2,344	$1,515	$7,392	$26,653	$978	$56,479

The activities in the allowance by portfolio for the three months ended September 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$14,550	$4,671	$1,502	$837	$12,404	$27,026	$2,454	$63,444
Provision for (recovery of) credit losses	1,563	116	155	(9)	(114)	3,238	(50)	4,899
Charge-offs	(5,435)	—	—	—	(2)	(1,601)	(123)	(7,161)
Recoveries	54	—	—	—	108	101	21	284
Ending Balance - ACL	$10,732	$4,787	$1,657	$828	$12,396	$28,764	$2,302	$61,466

Notes to Consolidated Financial Statements (unaudited)
The activities in the allowance by portfolio for the nine months ended September 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	9,349	1,623	744	262	(2,335)	3,685	(1,273)	12,055
Charge-offs	(9,927)	—	—	—	(304)	(7,358)	(160)	(17,749)
Recoveries	253	—	—	—	538	1,231	65	2,087
Ending balance - ACL	$13,180	$4,417	$2,344	$1,515	$7,392	$26,653	$978	$56,479

The activities in the allowance by portfolio for the nine months ended September 30, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	(1,011)	2,654	381	804	(1,614)	6,525	(184)	7,555
Charge-offs	(6,656)	—	—	—	(166)	(6,011)	(229)	(13,062)
Recoveries	68	—	—	—	903	272	39	1,282
Ending Balance - ACL	$10,732	$4,787	$1,657	$828	$12,396	$28,764	$2,302	$61,466

The amortized cost basis of loans on nonaccrual status and the specific allowance as of September 30, 2025 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$646	$528
Multifamily	—	2,799	1,612
Commercial real estate	—	955	432
Construction and land development	8,803	2,299	1,491
Total commercial portfolio	$8,803	$6,699	$4,063
Residential real estate lending	3,644	—	—
Consumer solar	3,134	—	—
Consumer and other	257	—	—
Total retail portfolio	7,035	—	—
	$15,838	$6,699	$4,063

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$872	$731
Commercial real estate	4,062	—	—
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$12,865	$3,176	$1,983
Residential real estate lending	1,771	—	—
Consumer solar	2,827	—	—
Consumer and other	370	—	—
Total retail portfolio	4,968	—	—
	$17,833	$3,176	$1,983
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of September 30, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$2,799	$1,612
Commercial real estate	955	432
Construction and land development	16,301	1,491
	$20,055	$3,535

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,062	$—
Construction and land development	16,302	1,252
	$20,364	$1,252

As of September 30, 2025 and December 31, 2024, mortgage loans with an unpaid principal balance of $2.39 billion and $2.45 billion, respectively, were pledged to the FHLBNY to secure outstanding advances and letters of credit.

The Company had $1.5 million and $1.9 million of loans to related parties and affiliates as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $2.6 million and $37.6 million, respectively. Included in LHFS were certain non-performing loans of $0.5 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$2,911,442	0.00%	$2,868,506	0.00%
NOW accounts	175,701	0.52%	179,765	0.72%
Money market deposit accounts	4,140,781	2.62%	3,564,423	2.67%
Savings accounts	339,219	1.24%	328,696	1.32%
Time deposits	202,826	3.24%	239,215	3.54%
Total deposits	$7,769,969	1.55%	$7,180,605	1.52%

The scheduled maturities of time deposits as of September 30, 2025 are as follows:

(In thousands)	Balance
2025	$57,227
2026	138,070
2027	3,805
2028	1,819
2029	1,491
Thereafter	414
Total	$202,826
Time deposits greater than $250,000 totaled $51.7 million as of September 30, 2025 and $48.5 million as of December 31, 2024.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $60.8 million and $104.9 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $91.3 million as of September 30, 2025 and $71.2 million as of December 31, 2024.
Included in total deposits are state and municipal deposits totaling $92.1 million and $62.6 million as of September 30, 2025 and December 31, 2024, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of September 30, 2025 and December 31, 2024, the subordinated debt was $63.8 million and $63.7 million, respectively. Interest expense on subordinated debt for the three months ended September 30, 2025 and 2024 was $0.5 million and $0.6 million, respectively. Interest expense on subordinated debt for the nine months ended September 30, 2025 and 2024 was $1.6 million and $1.8 million, respectively
During the three and nine months ended September 30, 2025 the Company did not repurchase any subordinated notes. During the three months ended September 30, 2024, subordinated notes with a par value of $4.5 million were repurchased for cash paid of $3.8 million. During the nine months ended September 30, 2024, subordinated notes with a par value of $7.0 million were repurchased for cash paid of $5.9 million. Gains on repurchases of subordinated debt for the three and nine months ended September 30, 2024 were $0.7 million and $1.1 million, respectively.
FHLBNY Advances and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged to collateral capacity. As of September 30, 2025, the value of the other eligible assets had an estimated market value net of haircut totaling $1.97 billion (comprised of securities of $294.9 million and mortgage loans of $1.67 billion). As of December 31, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.04 billion (comprised of securities of $379.6 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $11.7 million outstanding FHLBNY advances as of September 30, 2025 and $250.7 million in outstanding FHLBNY advances as of December 31, 2024. As of September 30, 2025 and December 31, 2024, we had $11.7 million and $10.7 million, respectively, of FHLBNY advances through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. As of September 30, 2025, we had $6.0 million of FHLBNY advances due in October 2025, and $5.7 million of FHLBNY advances due in June 2026. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. There was an immaterial interest expense on FHLBNY advances for the three months ended September 30, 2025 and zero for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, interest expense on FHLBNY advances was $0.7 million and zero, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At September 30, 2025, and December 31, 2024 there were no outstanding balances related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. On March 11, 2024, BTFP ceased extending new borrowings, and as such, there was no outstanding borrowings for the three and nine ended September 30, 2025 and 2024. There was no interest expense related to these borrowings for the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, interest expense on borrowings was zero and $2.7 million, respectively.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our unvested restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended September 30, 2025 and September 30, 2024, we had 12,691 and 137 weighted average anti-dilutive shares, respectively. For the nine months ended September 30, 2025 and September 30, 2024, we had 20,385 and 200 weighted average anti-dilutive shares, respectively. Anti-dilutive shares were not included in computing diluted earnings per share.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands, except per share amounts)
Income attributable to common stock	$26,790	$27,942	$77,807	$81,944
Weighted average common shares outstanding, basic	30,176	30,646	30,470	30,558
Basic earnings per common share	$0.89	$0.91	$2.55	$2.68

Income attributable to common stock	$26,790	$27,942	$77,807	$81,944
Weighted average common shares outstanding, basic	30,176	30,646	30,470	30,558
Incremental shares from assumed conversion of options and RSUs	235	265	284	310
Weighted average common shares outstanding, diluted	30,411	30,911	30,754	30,868
Diluted earnings per common share	$0.88	$0.90	$2.53	$2.65

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 570,913 shares were available for issuance as of September 30, 2025.

Stock Options:

The Company does not currently maintain an active stock option plan that is available for issuing new options. As of December 31, 2020, all options are fully vested and the Company will not incur any further expense related to options.
A summary of the status of the Company’s options as of September 30, 2025 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2025	106,620	$13.56	2.0	years
Granted	—	—	—
Forfeited/ Expired	(15,780)	11.00	—
Exercised	(39,880)	14.49	—
Outstanding, September 30, 2025	50,960	13.63	1.2	years	$689
Vested and Exercisable, September 30, 2025	50,960	$13.63	1.2	years	$689

The range of exercise prices is $12.00 to $14.65 per share.

As noted above, there was no compensation cost attributable to the options for the three and nine months ended September 30, 2025 or for the three and nine months ended September 30, 2024 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of September 30, 2025 and December 31, 2024 was $0.7 million and $2.1 million, respectively. No cash was received for options exercised in the three and nine months ended September 30, 2025 or for the three and nine months ended September 30, 2024.

The Company repurchased 22,273 shares and 104,009 shares for options exercised in the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

Notes to Consolidated Financial Statements (unaudited)
A summary of the status of the Company’s time-based vesting RSUs for the nine months ended September 30, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	297,817	$22.90
Awarded	175,291	33.13
Forfeited/Expired	(2,003)	26.06
Vested	(154,279)	22.50
Unvested and Expected to Vest, September 30, 2025	316,826	$28.74
As of September 30, 2025, there was $8.6 million of total unrecognized compensation cost related to the non-vested RSUs. The weighted average period to recognize unrecognized compensation is 1.2 years. The Company repurchased 49,169 shares and 17,045 shares for RSUs vested during the nine months ended September 30, 2025 and 2024, respectively.
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
A summary of the status of the Company’s performance-based vesting PSUs for the nine months ended September 30, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	242,240	$21.83
Performance Addition	25,418	8.84
Awarded	59,415	36.78
Forfeited/Expired	—	—
Vested	(76,245)	17.71
Unvested and Expected to Vest, September 30, 2025	250,828	$26.20
As of September 30, 2025, the Company reserved an additional 125,414 shares for issuance upon vesting of PSUs assuming the Company achieves the maximum share payout.

As of September 30, 2025, there was $6.8 million of total unrecognized compensation cost related to the non-vested PSUs. The weighted average period to recognize unrecognized compensation is 1.3 years. The Company repurchased 27,942 shares and 45,301 shares for PSUs vested during the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company awarded 25,418 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $8.84 per share. Included in these awards was 12,851 shares with a grant date fair market value of $17.48, and 12,567 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. Compensation expense attributable to the vesting of the performance shares was $0.2 million.

During the nine months ended September 30, 2025, the Company granted 59,415 PSUs at target achievement of the Company's corporate goals at a weighted average fair value of $36.78 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.

Notes to Consolidated Financial Statements (unaudited)
Deferred Restricted Stock Units:
The Bonus Deferral And Stock Purchase Plan ("BDSPP") provides for a bonus deferral opportunity with matching benefits to certain executives. Under the BDSPP, deferred restricted stock units ("DSUs") represent an obligation to deliver shares to an employee at a future date if certain vesting conditions are met. The plan allows for participating executives to defer up to 100% of their annual incentive plan bonus in the form of deferred restricted stock units ("DSUs") which will convert to shares issuable upon the earliest to occur of the executive’s separation from service (including death), a change of control or a qualifying financial emergency. The Company will match 100% up to 35% of any deferred bonus, in the form of additional DSUs credited to participants' plan accounts. These awards accrue dividends which are reinvested into additional shares of the Company stock and payable at separation. The DSUs do not provide voting rights.
A summary of the status of the Company’s DSUs for the nine months ended September 30, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	—	$—
Deferred bonus	16,304	—
Employer match	16,304	29.87
Forfeited/Expired	—	—
Vested	(16,304)	29.87
Unvested and Expected to Vest, September 30, 2025	16,304	$29.87
As of September 30, 2025, there was $0.5 million of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 0.9 years.
Compensation expense attributable to employee RSUs, PSUs, and DSUs was $1.6 million and $4.4 million for the three and nine months ended September 30, 2025, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2024. Compensation expense attributable to director RSUs was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025 and $0.1 million and $0.4 million for the three and nine months ended September 30, 2024.

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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. As of September 30, 2025, there were 375,593 shares available for the purchase under ESPP. The expense related to the discount on purchased shares for the three months ended September 30, 2025 and September 30, 2024 was $22.6 thousand and $27.2 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the nine months ended September 30, 2025 and September 30, 2024 was $91.7 thousand and $94.8 thousand, respectively.

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

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$693,028	$—	$693,028
Non-GSE certificates & CMOs	—	261,760	—	261,760
ABS	—	718,253	—	718,253
Corporate	—	95,720	—	95,720
Other	200	7,295	—	7,495
PACE assessments:
Residential PACE assessments	—	—	208,427	208,427
Other assets - Cash flow hedges	—	2,173	—	2,173

Total assets carried at fair value	$200	$1,778,229	$208,427	$1,986,856

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$508,158	$—	$508,158
Non-GSE certificates & CMOs	—	214,175	—	214,175
ABS	—	652,334	—	652,334
Corporate	—	98,315	—	98,315
Other	200	3,865	—	4,065
PACE assessments:
Residential PACE assessments	—	—	152,011	152,011
Other assets - Cash flow hedges	—	2,168	—	2,168

Total assets carried at fair value	$200	$1,479,015	$152,011	$1,631,226

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025 and September 30, 2024:

	Residential PACE Assessments
	September 30, 2025	September 30, 2024
(In thousands)
Balance of recurring Level 3 assets at January 1	$152,011	$53,303
Amortization included in interest income	(461)	(81)
Change in unrealized holding gains (losses) included in other comprehensive income	1,579	6,788
Purchases	69,180	101,137
Sales	—	(6,284)
Principal paydowns	(13,882)	(5,363)

Balance of recurring Level 3 assets at September 30	$208,427	$149,500

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$208,427	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (20.3%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$152,011	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (18.9%)

Assets Measured at Fair Value on a Non-recurring Basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans (or impaired loans prior to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), reported at the fair value of the underlying collateral if repayment is expected solely from the collateral.

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$2,518	$—	$—	$2,518	$2,518

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Fair Value Measurements:
Individually analyzed loans	$1,052	$—	$—	$1,052	$1,052

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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	September 30, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$115,544	$115,544	$—	$—	$115,544
Held-to-maturity securities	1,512,407	—	446,732	946,728	1,393,460
Loans held for sale	2,627	—	—	2,627	2,627
Loans receivable, net	4,732,293	—	—	4,577,229	4,577,229
Resell agreements	58,956	—	—	58,956	58,956
Accrued interest receivable	57,064	129	12,743	44,192	57,064

Financial liabilities:
Deposits payable on demand	$7,567,143	$—	$7,567,143	$—	$7,567,143
Time deposits	202,826	—	202,632	—	202,632
FHLBNY advances	11,712	—	11,554	—	11,554
Subordinated debt, net	63,766	—	60,578	—	60,578
Accrued interest payable	2,686	—	2,686	—	2,686

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$60,749	$60,749	$—	$—	$60,749
Held-to-maturity securities	1,586,205	—	499,564	933,156	1,432,720
Loans held for sale	37,593	—	—	37,593	37,593
Loans receivable, net	4,612,838	—	—	4,352,266	4,352,266
Resell agreements	23,741	—	—	23,741	23,741
Accrued interest receivable	61,172	44	11,781	49,347	61,172

Financial liabilities:
Deposits payable on demand	$6,941,390	$—	$6,941,390	$—	$6,941,390
Time deposits	239,215	—	238,788	—	238,788
FHLBNY advances	250,706	—	250,709	—	250,709
Subordinated debt, net	63,703	—	57,651	—	57,651
Accrued interest payable	2,356	—	2,356	—	2,356

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

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of September 30, 2025, the Company had five interest rate option contracts with a floor with a notional value of $465.0 million, hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative assets as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$465,000	$2,173	$265,000	$2,168

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

	Three months ended		Three months ended
	September 30, 2025		September 30, 2024
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationship:
Loss reclassified from accumulated OCI into income	$(93)	$—	$(138)	$—

	Nine months ended		Nine months ended
	September 30, 2025		September 30, 2024
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Gain (loss) reclassified from accumulated OCI into income	$128	$—	$(171)	$—

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

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $22.9 thousand will be reclassified as a reduction in interest income.

The Company did not terminate any derivatives during the three and nine months ended September 30, 2025 and 2024, respectively.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Gain (loss) recognized in other comprehensive income (loss)	$(246)	$1,524	$(69)	$1,480
Gain (loss) reclassified from other comprehensive income into interest income	(93)	(138)	128	(171)

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	September 30, 2025	December 31, 2024
(In thousands)
Commitments to extend credit	$438,989	$442,761
Standby letters of credit	29,583	29,715
Total	$468,572	$472,476
Included in the above table are extensions of credit to related parties and affiliates. As of September 30, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates. As of December 31, 2024, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates.

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $2.9 million as of September 30, 2025, compared to an allowance of $4.1 million as of December 31, 2024. The recovery of credit losses related to off balance sheet credit commitments was $1.8 million and $1.3 million for the three and nine months ended September 30, 2025, and the recovery of credit losses related to off balance sheet credit commitments was $3.0 million and $0.9 million for the three and nine months ended September 30, 2024.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of September 30, 2025, the estimated remaining commitments under these agreements were $170.3 million and $250.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
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

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Bank as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of September 30, 2025. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
During April 2025, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises in mid 2026.
As of September 30, 2025, the ROU lease asset was $11.5 million and operating lease liability was $14.8 million. As of December 31, 2024, the ROU lease asset was $14.2 million and operating lease liability was $19.7 million.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(In thousands)
Operating lease cost	$2,056	$1,847	$6,160	$5,513
Cash paid for amounts included in the measurement of operating leases liability	2,752	2,687	8,240	9,554
The lease expiration dates ranged from 0.4 to 5.6 years for September 30, 2025, and from 1 to 3.3 years for September 30, 2024.
The weighted average remaining lease term on operating leases at September 30, 2025 and September 30, 2024 was 2.1 years and 2.4 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.44% and 3.14% at September 30, 2025 and September 30, 2024, respectively.

Notes to Consolidated Financial Statements (unaudited)
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of September 30, 2025:

(In thousands)	As of September 30, 2025
2025	$2,633
2026	9,398
2027	1,345
2028	614
2029	632
Thereafter	755
Total undiscounted operating lease payments	15,377
Less: present value adjustment	577
Total Operating leases liability	$14,800

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

The Company performed its annual test based upon market data as of June 30, 2025 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2025. During the three and nine months ended September 30, 2025, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At September 30, 2025 and December 31, 2024, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $8.0 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the carrying amount of the core deposit intangible was $1.1 million and $1.5 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.1 million and $0.2 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2025	$143
2026	419
2027	265
2028	111
2029	33
Thereafter	85
Total	$1,056

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of September 30, 2025, the Company's maximum exposure to loss is $50.9 million.

	September 30, 2025	December 31, 2024
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$3,028	$4,732
Loan commitments	47,828	49,744
Funded portion of loan commitments	47,828	49,744
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In thousands)
Tax credits and other tax benefits recognized	$2,001	$858	$5,987	$2,576

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

The following is a discussion of our consolidated financial condition as of September 30, 2025, as compared to December 31, 2024, and our results of operations for the three and nine month periods ended September 30, 2025 and September 30, 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), filed with the Securities and Exchange Commission on March 6, 2025. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 38% of our equity as of September 30, 2025. As of September 30, 2025, our total assets were $8.68 billion, our total loans, net of allowance for credit losses were $4.73 billion, our total deposits were $7.77 billion, and our stockholders' equity was $775.6 million. As of September 30, 2025, our trust business held $37.90 billion in assets under custody and $16.60 billion in assets under management.
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

There has been no significant change to our significant accounting policies, or the estimates made pursuant to those policies as described in our 2024 Annual Report.

Management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.

Allowance for credit losses on loans

Methods and Assumptions Underlying the Estimate

The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed, and expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.

As described in Note 4 of the consolidated financial statements, effective September 30, 2025, the Company enhanced its allowance for credit loss ("ACL") calculation, which included a change in ACL software vendors. These enhancements are intended to better align the estimation process with the nature and risk profile of the Company's loan portfolio, while enhancing operational efficiency and consistency in application. These enhancements did not have a material impact to the Company's financial statements. See Note 4 for additional information related to the change.

For segments other than the consumer solar loan segment, the quantitative portion of the allowance for credit losses continues to be calculated using the discounted cash flow methodology ("DCF") whereby the amortized cost basis of the loan is compared to the net present value of expected cash flows to be collected. The DCF calculation was enhanced in the current quarter to incorporate more granular peer loss data and to update our reasonable and supportable forecast period. Since the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), the Company has estimated the quantitative reserves using the same peer group for all portfolio segments as well as an eight-quarter forecast with a four-quarter straight-line reversion. We are now utilizing portfolio segment specific peer groups and a four-quarter forecast with a four-quarter straight-line reversion to produce reasonable and supportable results. The peer group enhancement was made to allow for the inclusion of portfolio segment specific peers, which may not align across all segments, which refines the peer loss data. The reasonable and supportable forecast period enhancement made to shorten the forecast period increases reliability and accuracy of the macroeconomic forecasts. In addition, we developed assumptions for curtailment rate and recovery lag periods which are required assumptions within the new ACL calculation software.

For segments with reserves calculated under the DCF model, a peer group by segment is used to develop periodic default rates, and statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of that peer group of banks. These models are then utilized to forecast future expected credit losses based on expected future behavior of the same macro-economic variables. The Company assesses the sensitivity of key assumptions of the DCF methodologies by segment at least annually by stressing the assumptions to understand the impact on the model. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic forecasts. The Company's forecast considers a baseline scenario that may be adjusted by way of alternative scenarios with varying degrees of severity. As economic conditions can change, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly. Economic conditions more favorable than forecasted could lead to reductions in the amount of the allowance, and conversely conditions more adverse than forecasted could require increases in the amount of the allowance. The Company selects the economic forecast that is most reflective of expectations at that point in time, and changes could significantly impact the calculated estimated credit losses.

For the consumer solar loan segment, we changed our method of calculating the ACL from a DCF methodology to the weighted average remaining maturity ("WARM") methodology. The WARM methodology calculates expected credit losses based on historical loss rates and forecasts those losses over the weighted average remaining maturity of the portfolio. We continue to use the Company's loss history for this segment. We determined that the WARM methodology is an enhancement to calculate reserves for this segment given the core assumption of the methodology is based on use of internal loss data applied to a straight-line balance reduction, which is aligned with the nature of repayment of these loans as well as the Company’s strategy of portfolio runoff.

Adjustments to the quantitative results for both DCF and WARM models are made using qualitative factors. These factors include: (1) borrowers' financial condition; (2) borrowers' ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions.

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

Net income for the third quarter of 2025 was $26.8 million, or $0.88 per diluted share, compared to $27.9 million, or $0.90 per diluted share, for the third quarter of 2024. The $1.2 million decrease was primarily due to a $3.5 million increase in provision for credit losses, a $2.7 million increase in non-interest expense mainly driven by compensation and employee benefits, and technology costs, and $2.4 million increase in interest expense driven by deposits, offset by a $6.8 million increase in interest and dividend income, a $0.4 million decrease in income tax expense, and a $0.2 million increase in non-interest income.

Net income for the nine months ended September 30, 2025 was $77.8 million, or $2.53 per diluted share, compared to $81.9 million, or $2.65 per diluted share, for the nine months ended September 30, 2024. The $4.1 million decrease was primarily due to a $7.2 million increase in non-interest expense, a $5.0 million increase in interest expense, a $4.8 million decrease in non-interest income, and a $4.2 million increase in provision for credit losses, offset by a $15.7 million increase in interest and dividend income, and a $1.5 million decrease in income tax expense.

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

Three Months Ended September 30, 2025 and 2024

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$124,728	$1,241	3.95%	$182,981	$2,274	4.94%
Securities(1)	3,499,587	44,895	5.09%	3,388,580	44,678	5.25%
Resell agreements	62,892	1,128	7.12%	104,933	1,754	6.65%
Total loans, net (2)	4,732,210	62,321	5.22%	4,493,520	54,110	4.79%
Total interest-earning assets	8,419,417	109,585	5.16%	8,170,014	102,816	5.01%
Non-interest-earning assets:
Cash and due from banks	7,160			6,144
Other assets	214,809			217,332
Total assets	$8,641,386			$8,393,490

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,691,920	$30,922	2.61%	$3,506,499	$26,168	2.97%
Time deposits	200,257	1,661	3.29%	223,337	2,148	3.83%
Brokered CDs	—	—	0.00%	131,103	1,789	5.43%
Total interest-bearing deposits	4,892,177	32,583	2.64%	3,860,939	30,105	3.10%
Borrowings	76,500	555	2.88%	71,948	604	3.34%
Total interest-bearing liabilities	4,968,677	33,138	2.65%	3,932,887	30,709	3.11%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,846,392			3,721,398
Other liabilities	65,777			70,804
Total liabilities	7,880,846			7,725,089
Stockholders' equity	760,540			668,401
Total liabilities and stockholders' equity	$8,641,386			$8,393,490

Net interest income / interest rate spread		$76,447	2.51%		$72,107	1.90%
Net interest-earning assets / net interest margin	$3,450,740		3.60%	$4,237,127		3.51%

Total deposits / total cost of deposits	$7,738,569		1.67%	$7,582,337		1.58%
Total funding / total cost of funds	$7,815,069		1.68%	$7,654,285		1.60%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 3Q2025 and 3Q2024 of $47 and $0 thousand, respectively.

Net interest income was $76.4 million for the third quarter of 2025, compared to $72.1 million for the third quarter of 2024. The $4.3 million increase, or 6.0% increase from the third quarter of 2024 was primarily attributable to higher yields and average balances on interest-earning assets, and lower costs on interest bearing liabilities, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.51% for the three months ended September 30, 2025, compared to 1.90% for the same period in 2024, an increase of 61 basis points. Our net interest margin was 3.60% for the third quarter of 2025, an increase of 9 basis points from 3.51% in the third quarter of 2024. This was largely due to increases in yields and average balances on interest-bearing assets, partially offset by an increase in total cost of funds.

The yield on average earning assets was 5.16% for the three months ended September 30, 2025, compared to 5.01% for the same period in 2024, an increase of 15 basis points. This increase was driven primarily by an increase in average securities and loan balances as well as loan yields.

The average rate on interest-bearing liabilities was 2.65% for the three months ended September 30, 2025, a decrease of 46 basis points from the same period in 2024, which was primarily due to an increase in average balance of deposits, particularly in savings, NOW, and money market deposits, a decrease in brokered certificate of deposits, and a decrease in market rates paid on deposits due to several cuts in the federal funds rate. Non-interest-bearing deposits represented 36.8% of average deposits for the three months ended September 30, 2025, compared to 49.1% for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 and 2024

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$136,017	$4,074	4.00%	$200,627	$7,556	5.03%
Securities(1)	3,361,685	128,614	5.12%	3,289,635	128,679	5.23%
Resell agreements	48,681	2,800	7.69%	102,197	5,122	6.69%
Total loans, net (2)	4,695,849	178,887	5.09%	4,431,801	157,355	4.74%
Total interest-earning assets	8,242,232	314,375	5.10%	8,024,260	298,712	4.97%
Non-interest-earning assets:
Cash and due from banks	5,950			5,862
Other assets	213,110			219,096
Total assets	$8,461,292			$8,249,218

Interest-bearing liabilities:
Savings, NOW and money market deposits	4,465,754	$86,381	2.59%	3,608,927	$73,033	2.70%
Time deposits	217,140	5,712	3.52%	207,374	5,622	3.62%
Brokered CDs	—	—	0.00%	159,041	6,224	5.23%
Total interest-bearing deposits	4,682,894	92,093	2.63%	3,975,342	84,879	2.85%
Borrowings	95,315	2,348	3.29%	154,564	4,497	3.89%
Total interest-bearing liabilities	4,778,209	94,441	2.64%	4,129,906	89,376	2.89%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,880,899			3,417,970
Other liabilities	60,592			70,476
Total liabilities	7,719,700			7,618,352
Stockholders' equity	741,592			630,866
Total liabilities and stockholders' equity	$8,461,292			$8,249,218

Net interest income / interest rate spread		$219,934	2.46%		$209,336	2.08%
Net interest-earning assets / net interest margin	$3,464,023		3.57%	$3,894,354		3.48%

Total deposits / total cost of deposits	$7,563,793		1.63%	$7,393,312		1.53%
Total funding / total cost of funds	$7,659,108		1.65%	$7,547,876		1.58%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in September YTD 2025 and September YTD 2024 of $247 and $18 thousand, respectively.

Net interest income was $219.9 million for the nine months ended September 30, 2025, compared to $209.3 million for the same period in 2024. The $10.6 million increase, or 5.1% increase was primarily attributable to higher yields and average balances on interest-earning assets, partially offset by higher average balances on interest-bearing deposits.

Net interest spread was 2.46% for the nine months ended September 30, 2025, compared to 2.08% for the same period in 2024, an increase of 38 basis points. Our net interest margin was 3.57% for the nine months ended September 30, 2025, an increase of 9 basis points from 3.48% in the same period of 2024. This was largely due to increases in yields and average balances on interest-bearing assets, partially offset by an increase in total cost of funds.

The yield on average earning assets was 5.10% for the nine months ended September 30, 2025, compared to 4.97% for the same period in 2024, an increase of 13 basis points. This increase was driven primarily by the current rate environment resulting in increased yields across loan portfolios.

The average rate on interest-bearing liabilities was 2.64% for the nine months ended September 30, 2025, a decrease of 25 basis points from the same period in 2024, which was primarily due to an increase in average balances of deposits, particularly in savings, NOW, and money market deposits, and a decrease in market rates paid on deposits due to several cuts in the federal funds rate. Non-interest-bearing deposits represented 38.1% of average deposits for the three months ended September 30, 2025, compared to 46.2% for the three months ended September 30, 2024.

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

	Three Months Ended September 30, 2025 over September 30, 2024			Nine Months Ended September 30, 2025 over September 30, 2024
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(672)	$(361)	$(1,033)	$(2,258)	$(1,224)	$(3,482)
Securities	1,511	(1,294)	217	2,730	(2,795)	(65)
Resell Agreements	(704)	78	(626)	(2,727)	405	(2,322)
Total loans, net	3,118	5,093	8,211	9,686	11,846	21,532
Total interest income	3,253	3,516	6,769	7,431	8,232	15,663

Interest-bearing liabilities:
Savings, NOW and money market deposits	8,523	(3,769)	4,754	16,945	(3,597)	13,348
Time deposits	(201)	(286)	(487)	254	(164)	90
Brokered CDs	(1,789)	—	(1,789)	(6,224)	—	(6,224)
Total deposits	6,533	(4,055)	2,478	10,975	(3,761)	7,214
Borrowings	(13)	(36)	(49)	(2,182)	33	(2,149)
Total interest expense	6,520	(4,091)	2,429	8,793	(3,728)	5,065

Change in net interest income	$(3,267)	$7,607	$4,340	$(1,362)	$11,960	$10,598
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.

Three Months Ended September 30, 2025 and 2024

Provision for credit losses totaled an expense of $5.3 million for the third quarter of 2025 compared to an expense of $1.8 million for the same period in 2024. Overall, the increase in provision for credit losses during the third quarter of 2025 was primarily driven by an increase in reserve for one syndicated commercial and industrial loan, which was charged-off, as well as charge-offs on our consumer solar and business banking portfolios. This was partially offset by a reserve release in excess of the charge-off and resolution of one legacy commercial and industrial loan.
Nine Months Ended September 30, 2025 and 2024

Provision for credit losses totaled an expense of $10.8 million for the nine months ended September 30, 2025 compared to an expense of $6.6 million for the same period in 2024. Overall, the increase in provision for credit losses during the nine months was primarily driven by increases in reserve for one syndicated commercial and industrial loan, which was charged-off, as well as charge offs on consumer solar and business banking portfolios, and increases in specific reserves, offset by decreases in reserves on unfunded commitments, and a reserve release from excess of reserves after charge-off and resolution of one legacy commercial and industrial loan.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Trust Department fees	$3,969	$3,704	$12,038	$11,215
Service charges on deposit accounts	4,261	12,091	11,572	26,841
Bank-owned life insurance income	1,050	613	2,472	1,837
Losses on sale of securities and other assets	(1,226)	(3,230)	(2,946)	(8,695)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	70	(4,223)	920	(4,107)
Equity method investments income (loss)	597	(823)	(1,860)	(301)
Other income	440	807	1,396	1,636
Total non-interest income	$9,161	$8,939	$23,592	$28,426
Three Months Ended September 30, 2025 and 2024

Non-interest income was $9.2 million for the third quarter of 2025, compared to $8.9 million for the third quarter in 2024. The increase of $0.2 million in the third quarter of 2025 compared to the corresponding quarter in 2024 was primarily due to a $4.3 million decrease in losses on sale of loans and changes in fair value on loans held-for-sale, $2.0 million decrease in losses on sale of securities and other assets, a $1.4 million increase in income equity investments, and a $0.3 million increase in trust department fees, offset by a $7.8 million decrease in service charges on deposit accounts primarily due to decreases in Insured Cash Sweep ("ICS") One-Way Sell income.

Nine Months Ended September 30, 2025 and 2024

Non-interest income was $23.6 million for the nine months ended September 30, 2025, compared to $28.4 million for the nine months ended September 30, 2024. The decrease of $4.8 million was primarily due to a $15.2 million decrease in service charges on deposit accounts primarily due to decreases in ICS One-Way Sell income, a $1.6 million decrease in income from equity investments, and a $0.2 million decrease in other income, offset by a $5.8 million decrease in losses on sale of securities, a $5.0 million decrease in losses on sale of loans and changes in fair value on loans held-for-sale, a $0.8 million increase in trust department fees, and a $0.6 million increase in bank-owed life insurance income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Compensation and employee benefits	$25,459	$23,757	$72,013	$69,075
Occupancy and depreciation	3,452	3,423	10,220	9,705
Professional fees	3,387	2,575	11,410	7,284
Technology	5,981	5,087	17,084	14,503
Office maintenance and depreciation	582	651	1,782	1,894
Amortization of intangible assets	144	183	431	548
Advertising and promotion	497	1,023	960	3,417
Federal deposit insurance premiums	1,000	900	2,800	3,000
Other expense	3,115	3,365	9,152	9,203
Total non-interest expense	$43,617	$40,964	$125,852	$118,629

Three Months Ended September 30, 2025 and 2024
Non-interest expense for the third quarter of 2025 was $43.6 million, an increase of $2.7 million from $41.0 million for the third quarter of 2024. The increase was driven by a $1.7 million increase in compensation and benefits expense, a $0.9 million increase in technology expense, a $0.8 million increase in professional fees, and a $0.1 million increase in federal deposit insurance premiums expense, offset by a $0.5 million decrease in advertising and promotion expense and $0.3 million decrease in other expenses.
Nine Months Ended September 30, 2025 and 2024
Non-interest expense for the nine months ended September 30, 2025 was $125.9 million, an increase of $7.2 million from $118.6 million for the nine months ended September 30, 2024. The increase was driven by a $4.1 million increase in professional fees, a $2.9 million increase in compensation and benefits expense, a $2.6 million increase in technology expense, and a $0.5 million increase in occupancy, offset by a $2.4 million decrease in advertising and promotion expense, a $0.2 million decrease in federal deposit insurance premiums expense, and a $0.1 million decrease in amortization of intangible assets.
Income Taxes

Three Months Ended September 30, 2025 and 2024

We had a provision for income tax expense of $9.9 million for the third quarter of 2025, compared to $10.3 million for the third quarter of 2024. Our effective tax rate for the third quarter of 2025 was 27.0% compared to 26.9% for the third quarter of 2024.

Nine Months Ended September 30, 2025 and 2024

We had a provision for income tax expense of $29.1 million for the nine months ended September 30, 2025, compared to $30.6 million for the same period in of 2024. Our effective tax rate for the nine months ended September 30, 2025 was 27.2% compared to 27.2% for the same period in 2024.

Financial Condition

Balance Sheet

Our total assets were $8.68 billion at September 30, 2025, compared to $8.26 billion at December 31, 2024. Notable changes within individual balance sheet line items include a $589.4 million increase in deposits, a $281.8 million increase in securities, a $119.5 million increase in net loans receivable, a $54.8 million increase in cash, a $35.2 million increase in resell agreements, and a $238.9 million decrease in borrowings.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at September 30, 2025 or at December 31, 2024. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At September 30, 2025 and December 31, 2024, we had available for sale securities of $1.98 billion and $1.63 billion, respectively.
Our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.51 billion at September 30, 2025, and $1.59 billion at December 31, 2024.
During the nine months ended September 30, 2025 we purchased a total of $826.7 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $120.2 million and a net realized loss of $2.9 million as part of normal and ongoing balance sheet management. During the nine months ended September 30, 2024 we purchased a total of $793.4 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $271.0 million and a net realized loss of $8.7 million as part of routine and ongoing balance sheet management.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $20.2 million at September 30, 2025 and $27.0 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at September 30, 2025 was $0.7 million compared to $0.7 million at December 31, 2024. The provision for credit losses for held-to-maturity securities was an expense of $10.0 thousand for the three and nine months ended September 30, 2025, compared to a recovery of $18.0 thousand and $31.0 thousand for the three and nine months ended September 30, 2024, respectively.
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
Accrued interest receivable on available-for-sale debt securities totaled $12.7 million at September 30, 2025 and $11.7 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	September 30, 2025		December 31, 2024
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$693,028	19.8%	$508,158	15.8%
Non-GSE certificates & CMOs	261,760	7.5%	214,175	6.7%
ABS	718,253	20.5%	652,334	20.3%
Corporate	95,720	2.7%	98,315	3.1%
Other	7,495	0.2%	4,065	0.1%

PACE assessments:
Residential PACE assessments	208,427	6.0%	152,011	4.7%

Total available for sale	1,984,683	56.7%	1,629,058	50.7%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$186,592	5.4%	$188,194	5.9%
Non-GSE certificates & CMOs	70,355	2.0%	73,850	2.3%
ABS	155,194	4.5%	215,161	6.7%
Municipal	64,351	1.8%	65,090	2.0%
Corporate	1,500	0.0%	—	0.0%

PACE assessments:
Commercial PACE assessments	300,310	8.6%	268,692	8.4%
Residential PACE assessments	734,819	21.0%	775,922	24.0%

Total held-to-maturity	1,513,121	43.3%	1,586,909	49.3%

Total securities	$3,497,804	100.0%	$3,215,967	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of September 30, 2025
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	0.0%	$15,435	4.2%	$61,359	4.3%	$631,851	4.7%
Non-GSE certificates & CMOs	—	0.0%	16,750	5.7%	—	0.0%	254,484	4.2%
ABS	1,419	5.5%	15,979	5.9%	158,695	5.9%	551,856	5.3%
Corporate	10,000	5.7%	13,000	4.6%	73,000	3.7%	5,000	7.0%
Other	200	4.3%	—	0.0%	—	0.0%	7,300	5.5%

PACE assessments:
Residential PACE assessments	8	6.7%	1,284	10.0%	4,940	9.7%	198,789	8.6%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	0.0%	14,426	3.1%	22,112	3.0%	150,054	3.0%
Non-GSE certificates & CMOs	—	0.0%	—	0.0%	—	0.0%	70,355	2.4%
ABS	—	0.0%	—	0.0%	71,522	6.1%	83,672	3.7%
Municipal	—	0.0%	9,473	3.7%	13,090	3.4%	41,788	2.5%
Corporate	—	0.0%	—	0.0%	1,500	0.0%	—	0.0%

PACE assessments:
Commercial PACE assessments	—	0.0%	—	0.0%	5,635	7.7%	294,675	6.1%
Residential PACE assessments	2,151	4.9%	8,513	6.6%	31,529	6.3%	692,626	5.6%

Total securities	$13,778	5.1%	$94,860	4.6%	$443,382	5.7%	$2,982,450	4.2%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of September 30, 2025:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
Collateralized Loan Obligation ("CLO") Commercial & Industrial	$578,880	67%	3.4	100%	100%	0%	0%	0%	0%	100%
Consumer	183,376	21%	4.8	0%	30%	35%	35%	0%	0%	100%
Mortgage	37,732	4%	1.1	100%	100%	0%	0%	0%	0%	100%
Student	73,459	8%	4.5	79%	52%	48%	0%	0%	0%	100%
Total Securities:	$873,447	100%	3.7	77%	81%	11%	8%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 81% carry AAA credit ratings and 19% carry A credit ratings or higher, with only $11.0 million rated below investment grade. Approximately 82% of this portfolio is classified as “available for sale.”

Loans
Lending related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and costs, and allowance for credit losses, were $4.73 billion as of September 30, 2025 compared to $4.61 billion as of December 31, 2024. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of the dates indicated:

(In thousands)	September 30, 2025		December 31, 2024
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,273,927	26.6%	$1,175,490	25.2%
Multifamily	1,454,104	30.4%	1,351,604	28.9%
Commercial real estate	396,197	8.3%	411,387	8.8%
Construction and land development	22,554	0.4%	20,683	0.4%
Total commercial portfolio	3,146,782	65.7%	2,959,164	63.3%

Retail portfolio:
Residential real estate lending	1,277,355	26.7%	1,313,617	28.1%
Consumer solar	335,531	7.0%	365,516	7.8%
Consumer and other	29,104	0.6%	34,627	0.8%
Total retail portfolio	1,641,990	34.3%	1,713,760	36.7%
Total loans	4,788,772	100.0%	4,672,924	100.0%

Allowance for credit losses	(56,479)		(60,086)
Total loans, net	$4,732,293		$4,612,838

Commercial loan portfolio
Our commercial loan portfolio comprised 65.7% of our total loan portfolio at September 30, 2025 and 63.3% of our total loan portfolio at December 31, 2024. The major categories of our commercial loan portfolio are discussed below:

C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at September 30, 2025 by exposure was $5.1 million with a median size of $1.4 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.27 billion at September 30, 2025, which comprised 26.6% of our total loan portfolio. During the nine months ended September 30, 2025, the C&I loan portfolio increased by 8.4% from $1.18 billion at December 31, 2024.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 66% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our multifamily loans is approximately 55%.
Our multifamily loans totaled $1.45 billion at September 30, 2025, which comprised 30.4% of our total loan portfolio. During the nine months ended September 30, 2025, the multifamily loan portfolio increased by 7.6% from $1.35 billion at December 31, 2024.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. CRE loans have 59% of their exposure in New York City. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our CRE loans is approximately 44%.
Our CRE loans totaled $396.2 million at September 30, 2025, which comprised 8.3% of our total loan portfolio. During the nine months ended September 30, 2025, the CRE loan portfolio decreased by 3.7% from $411.4 million at December 31, 2024.

Retail loan portfolio
Our retail loan portfolio comprised 34.3% of our total loan portfolio at September 30, 2025 and 36.7% of our loan portfolio at December 31, 2024. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. These loans are either originated by our loan officers or purchased from other originators with the servicing retained by the originator. For loans not serviced by the originator, loan servicing is outsourced to a third-party subservicer engaged by the Bank. As of September 30, 2025, the majority of our residential 1-4 family mortgage loans were originated by our loan officers. Our residential real estate lending loans totaled $1.28 billion at September 30, 2025, which comprised 77.8% of our retail loan portfolio and 26.7% of our total loan portfolio. As of September 30, 2025, our residential real estate lending loans decreased by 2.8% from $1.31 billion at December 31, 2024.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar portfolio is fully acquired and is in run-off mode. Our consumer solar loans totaled $335.5 million at September 30, 2025, which comprised 7.0% of our total loan portfolio, compared to $365.5 million, or 7.8% of our total loan portfolio, at December 31, 2024.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $29.1 million at September 30, 2025, which comprised 0.6% of our total loan portfolio, compared to $34.6 million, or 0.8% of our total loan portfolio, at December 31, 2024.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at September 30, 2025:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$270,925	$469,927	$375,573	$157,502	$1,273,927
Multifamily	169,842	1,055,424	228,028	810	1,454,104
Commercial real estate	69,395	272,520	33,008	21,274	396,197
Construction and land development	16,172	6,382	—	—	22,554

Retail Portfolio:
Residential real estate lending	27	7,040	114,102	1,156,186	1,277,355
Consumer solar	64	2,868	88,590	244,009	335,531
Consumer and other	119	1,184	19,924	7,877	29,104
Total Loans	$526,544	$1,815,345	$859,225	$1,587,658	$4,788,772
The following table presents our loans held for investment with maturity due after September 30, 2026:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$597,097	$405,905	$1,003,002
Multifamily	1,252,920	31,342	1,284,262
Commercial real estate	320,565	6,237	326,802
Construction and land development	—	6,382	6,382

Retail Portfolio:
Residential real estate lending	744,730	532,598	1,277,328
Consumer solar	335,467	—	335,467
Consumer and other	28,537	448	28,985
Total Loans	$3,279,316	$982,912	$4,262,228

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Balance at beginning period	$58,998	$63,444	$60,086	$65,691
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(7,956)	(5,435)	(9,927)	(6,656)
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	—	(2)	(304)	(166)
Consumer solar	(2,741)	(1,601)	(7,358)	(6,011)
Consumer and other	(37)	(123)	(160)	(229)
Total loan charge-offs	(10,734)	(7,161)	(17,749)	(13,062)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	29	54	253	68
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	189	108	538	903
Consumer solar	873	101	1,231	272
Consumer and other	9	21	65	39
Total loan recoveries	1,100	284	2,087	1,282
Net charge-offs	(9,634)	(6,877)	(15,662)	(11,780)
Provision for credit losses	7,115	4,899	12,055	7,555
Balance at end of period	$56,479	$61,466	$56,479	$61,466
The allowance for credit losses on loans decreased $3.6 million to $56.5 million at September 30, 2025 from $60.1 million at December 31, 2024, primarily as a result of a lower reserve calculation requirement. See Note 4 for additional information to the change. The ratio of allowance to total loans was 1.18% at September 30, 2025 and 1.29% at December 31, 2024.
At September 30, 2025 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at December 31, 2024.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At September 30, 2025			At December 31, 2024
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$13,180	26.6%		$13,505	25.2%
Multifamily	4,417	30.4%		2,794	28.9%
Commercial real estate	2,344	8.3%		1,600	8.8%
Construction and land development	1,515	0.4%		1,253	0.4%
Total commercial portfolio	$21,456	65.7%		$19,152	63.3%

Retail Portfolio:
Residential real estate lending	$7,392	26.7%		9,493	28.1%
Consumer solar	26,653	7.0%	33.1%	29,095	7.8%
Consumer and other	978	0.6%		2,346	0.8%
Total retail portfolio	$35,023	34.3%		$40,934	36.7%

Total allowance for credit losses on loans	$56,479			$60,086
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At September 30, 2025		At December 31, 2024
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	12.3%	$—	11.9%
Non-GSE certificates & CMOs	45	4.6%	49	4.7%
ABS	—	10.4%	—	13.6%
Municipal	—	4.3%	—	4.1%
Total traditional securities	$45	31.6%	$49	34.3%

PACE assessments:
Commercial PACE assessments	$302	19.8%	$268	16.9%
Residential PACE assessments	367	48.6%	387	48.8%
Total retail portfolio	$669	68.4%	$655	65.7%

Total allowance for credit losses on securities	$714		$704

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
The following table sets forth our nonperforming assets as of the dates indicated:

(In thousands)	September 30, 2025	December 31, 2024
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	459	4,853
Nonaccrual loans - Commercial	15,502	16,041
Nonaccrual loans - Retail	7,035	4,968
Nonaccrual securities	6	8
Total nonperforming assets	$23,002	$25,870

Nonaccrual loans:
Commercial and industrial	$646	$872
Multifamily	2,799	—
Commercial real estate	955	4,062
Construction and land development	11,102	11,107
Total commercial portfolio	15,502	16,041

Residential real estate lending	3,644	1,771
Consumer solar	3,134	2,827
Consumer and other	257	370
Total retail portfolio	7,035	4,968
Total nonaccrual loans	$22,537	$21,009

Nonperforming assets to total assets	0.26%	0.31%
Nonaccrual assets to total assets	0.26%	0.31%
Nonaccrual loans to total loans	0.47%	0.45%
Allowance for credit losses on loans to nonaccrual loans	250.60%	286.00%
Allowance for credit losses on loans to total loans	1.18%	1.29%
Net charge-offs to average loans	0.81%	0.36%

Nonperforming assets totaled $23.0 million, or 0.26% of period-end total assets at September 30, 2025, an decrease of $2.9 million, compared with $25.9 million, or 0.31% of period-end total assets at December 31, 2024. The decrease in non-performing assets at September 30, 2025 compared to December 31, 2024 assets was primarily driven by a $4.4 million decrease in held for sale nonaccrual loans and $0.5 million decrease in commercial and industrial nonaccrual loans, offset by a $2.0 million increase residential real estate nonaccrual loans.

Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $150.6 million, or 1.7% of total assets, at September 30, 2025, as follows: $72.2 million are commercial loans currently in workout that management expects will be rehabilitated; $59.1 million are commercial loans that are 30-89 days delinquent; $13.2 million are residential real estate loans at 30-89 days delinquent, and $6.1 million are consumer loans at 30-89 days delinquent.
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
Resell Agreements
As of September 30, 2025, we entered into $59.0 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted average interest rate of 6.58%. As of December 31, 2024, we have entered into $23.7 million of short term investments of resell agreements backed by residential mortgage loans, with a weighted interest rate of 6.91%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $28.0 million at September 30, 2025 and $42.4 million at December 31, 2024. As of September 30, 2025, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.77 billion at September 30, 2025, compared to $7.18 billion at December 31, 2024. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, PACs ("political action committees"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of September 30, 2025 and December 31, 2024, we had approximately $1.44 billion and $969.6 million, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. As of September 30, 2025 and December 31, 2024, these off-balance sheet deposits totaled $265.0 million and $0, respectively. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three and nine months ended September 30, 2025, the Company recognized $419.8 thousand and $584.3 thousand in servicing fee income compared to $8.1 million and $15.8 million for the three and nine months ended September 30, 2024.
Total estimated uninsured deposits at September 30, 2025 and December 31, 2024 were $4.07 billion and $3.71 billion, respectively.

Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at September 30, 2025 are summarized as follows:

Maturities as of September 30, 2025
(In thousands)
Within three months	$13,422
After three but within six months	15,360
After six months but within twelve months	22,452
After twelve months	500
$51,734
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of September 30, 2025 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of September 30, 2025	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-13.1%	(245,877)	-2.7%	(8,410)
+200 basis points	-6.9%	(128,927)	-0.2%	541
+100 basis points	-1.7%	(31,246)	1.3%	4,097
-100 basis points	-3.6%	(67,450)	-3.3%	(10,264)
-200 basis points	-12.7%	(237,118)	-7.7%	(24,402)
-300 basis points	-28.1%	(524,732)	-12.4%	(39,182)
-400 basis points	-55.4%	(1,035,486)	-17.3%	(54,523)

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
At September 30, 2025, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $115.5 million, or 1.3% of total assets, compared to $60.7 million, or 0.7% of total assets at December 31, 2024. The $54.8 million, or 90.2%, increase is due to normal business activity, and strategic investment securities sales, offset by paydowns of borrowings, and strategic investment securities purchases. Our available for sale securities at September 30, 2025 were $1.98 billion, or 22.9% of total assets, compared to $1.63 billion, or 19.7% of total assets at December 31, 2024. Available for sale securities with an aggregate fair value of $1.43 billion at September 30, 2025 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, mortgage loans with an unpaid principal balance of $2.39 billion and $2.45 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2025, we had $11.7 million advances from the FHLBNY and a remaining credit availability of $1.96 billion. In addition, we maintain borrowing capacity of approximately $1.20 billion with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.

We also had $63.8 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $3.83 billion of immediately available funds, in addition to unpledged securities with two-day availability of $319.0 million for total liquidity within two-days of $4.15 billion, which provided coverage for 102% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at September 30, 2025 was $775.6 million, compared to $707.7 million at December 31, 2024, an increase of $67.9 million. The increase was primarily driven by $77.8 million of net income and a $23.4 million improvement in accumulated other comprehensive loss due to the tax effected mark-to-market adjustment on our securities portfolio, offset by $13.1 million in dividends paid at $0.42 per outstanding share, and $23.6 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
September 30, 2025
Consolidated:
Total capital to risk weighted assets	$919,424	16.41%	$448,301	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	796,324	14.21%	336,226	6.00%	N/A	N/A
Tier 1 capital to average assets	796,324	9.18%	346,911	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	796,324	14.21%	252,169	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$860,441	15.36%	$448,172	8.00%	$560,216	10.00%
Tier 1 capital to risk weighted assets	801,107	14.30%	336,129	6.00%	448,172	8.00%
Tier 1 capital to average assets	801,107	9.26%	346,024	4.00%	432,530	5.00%
Common equity tier 1 to risk weighted assets	801,107	14.30%	252,097	4.50%	364,140	6.50%

December 31, 2024
Consolidated:
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$829,871	15.35%	$432,493	8.00%	$540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of September 30, 2025, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of September 30, 2025:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$11,712	$11,712	$—	$—	$—
Subordinated Debt	63,766	—	—	—	63,766
Operating Leases	15,377	2,633	11,357	632	755
Certificates of Deposit	202,826	57,227	143,694	1,491	414
	$293,681	$71,572	$155,051	$2,123	$64,935
During April 2025, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises in mid 2026.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of September 30, 2025, the estimated remaining commitments under these agreements were $170.3 million and $250.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.
There have been no material changes in our market risk from that presented in the 2024 Annual Report. Our interest rate sensitivity position at September 30, 2025 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e), as of September 30, 2025. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended September 30, 2025 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
July 1 through July 31, 2025	257,353	$30.71	256,952	$22,504,073
August 1 through August 31, 2025	96,441	28.58	89,652	$19,951,550
September 1 through September 30, 2025	—	—	—	$19,951,550
Total	353,794	$29.33	346,604

(1) Includes 7,190 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 346,604 shares repurchased pursuant to the share repurchase program described in Note (2).

(2) Effective March 10, 2025, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $40 million of its common stock (the "2025 Share Repurchase Program"). The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under the 2025 Share Repurchase Program, $20.0 million of common stock was purchased during the quarter ended September 30, 2025.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On August 14, 2025, Mandy Tenner, Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 11,735 shares of the Company’s common stock, net of shares to be withheld for the exercise price and for taxes upon the exercise or vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after November 13, 2025 and ending on the earlier of November 12, 2026 or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the quarters ended September 30, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the quarters ended September 30, 2025 and 2024, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the quarters ended September 30, 2025 and 2024 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended September 30, 2025, formatted in iXBRL (included with the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

November 4, 2025	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2025	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

November 4, 2025	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)