Form 10-K
period 2025-12-31
Amalgamated Financial Corp.
filed 2026-03-05
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock of the registrant held by non‑affiliates was approximately $547,055,889 based on the closing sale price of $31.20 per share on June 30, 2025. For purposes of the foregoing calculation only, Workers United and all directors and named executive officers of the registrant have been deemed affiliates. As of March 4, 2026, the registrant had 29,829,356 shares of common stock outstanding at $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
10.implementation by the current presidential administration of a regulatory reform agenda that is significantly different from that of the prior presidential administration, impacting the rule making, supervision, examination and enforcement of the banking regulation agencies;
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
The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 38% of our equity as of December 31, 2025.
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
Our business strategy is focused on providing impact banking and lending services to a customer base that cares about how their money is invested. That strategy is rooted in our 100-year history as a bank serving working people, labor unions, nonprofits, foundations, and impact businesses. We believe that there is a growing base of customers becoming aware of what their money does in the banking system and wanting a bank that aligns with their values and financial stewardship. Using proven risk-based policies as a foundation, we specialize in banking for mission-aligned customer segments including businesses that promote net zero renewable energy, affordable housing, and other aligned or adjacent businesses. Our business focus is designed to promote our reputation as a trustworthy banking partner reflective of our client segments.
We have been a leader in supporting strong environmental standards, sustainable finance, and responsible and sustainable banking practices. We publicly committed to promote finance as a tool to build a more sustainable planet. We have taken several steps to continue our leadership in climate finance. We were one of the first U.S. banks to publish data in accordance with the Global Partnership for Carbon Accounting Financials and were the first U.S. bank to publish a net zero climate target validated by the Science Based Targets ("SBTi") methodology. We published our loan portfolio climate targets in October 2021, which built on a 2030 target of 49% reduction in absolute emissions from our 2020 baseline and reaching Net Zero in 2045. As a part of our Net Zero Report we disclosed asset class level targets and transition details. In 2025, we released an update on our progress towards climate targets in our Climate Impact report.
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
Amalgamated Bank maintains a certification by B Labs USA, allowing it to promote itself to clients and the public as a B CorporationTM certified business. The median score of an ordinary business is 50.9. With the 2023 impact score of 155.3, Amalgamated Bank has secured important external validation for its commitment to be America's socially responsible bank.
Through our institutional investing platform, we regularly engage portfolio companies on climate transition, workplace fairness and other matters in accordance with our fiduciary duties as a trustee. In 2025, as in previous years we engaged in shareholder advocacy and voted our proxies with clear and strategy aligned guidelines. This work is overseen by the Trust Committee of the Board of Directors and led by the Chief Trust Officer and Chief Sustainability Officer.
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
Following our success in New York, a community we have now been a part of for over a century, we entered the Washington, D.C. market with a successful strategic expansion in 1998. We bolstered our efforts in the Washington, D.C. market in 2012 and have generated a 6% compound annual deposit growth rate during the five-year period ended December 31, 2025. Additionally, following the successful acquisition of New Resource Bank in 2018, we have become a trusted commercial lender in San Francisco. In addition, we established ourselves in Boston in 2020.
Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Product line includes residential mortgage loans through our marketing services agreement with Embrace Home Loans, commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily loans, consumer loans (predominantly residential solar) and a variety of commercial and consumer deposit products, including non-interest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services, and the availability of a nationwide network of ATMs for our customers.
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
Business Components
Deposits
We gather deposits primarily through teams of bankers organized based on region and client segment. In addition, we bank politically active customers, such as campaigns, political action committees, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. Our teams of dedicated bankers have expertise with the segments they cover, and many have worked with or within organizations that make up our target customer base before starting their career in banking. We believe our deep understanding of these segments, customized solutions and relationship-based, personalized service model enable us to address our customers’ unique banking needs. As a result, we believe we have become one of the leading banks of choice for many of these groups who, in turn, contribute a significant source of low-

cost core deposits to the bank. Our total deposit base is composed of 41% non-interest-bearing accounts and has an average cost of deposits of only 160 basis points for the year ended December 31, 2025. We believe that our focus on serving the banking interests of the mission-driven customer market gives us a competitive advantage over other commercial banks in generating business from our target customer base.
In addition to this commercial business development structure, we source consumer deposits through our branch network, online network, and mobile platform. Through these channels, we offer a variety of deposit products, including demand deposit accounts, interest-bearing products, savings accounts, and certificates of deposit. As of December 31, 2025, our deposit base consisted of $3.23 billion of checking deposits, $4.51 billion of other liquid deposits such as money market checking, savings and passbook deposits, and $203.2 million of certificate of deposits, which includes $0.2 million of brokered deposits. The vast majority of our commercial deposits are derived from socially responsible organizations.
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
The growth of our commercial banking business has contributed to our trust, custody and investment management services business in recent years. As of December 31, 2025, we had over 1,000 custody accounts with $38.63 billion in assets under custody and approximately 500 investment management accounts with $16.63 billion in assets under management. For the years ended December 31, 2025 and December 31, 2024, we generated $16.2 million and $15.2 million of investment and trust fees, respectively.
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
Commercial and Industrial Lending
We take a relationship-based approach to our target customer loan origination strategy, as our bankers have developed a deep level of experience with our customers within our target customer base and their unique banking needs. Our business strategy involves us growing our business by earning the trust of these customers through a demonstrated dedication to our shared values

—these mission-aligned customers seek our expertise in order to obtain various forms of specialty lending. Our specialty lending includes bridge financing guaranteed by philanthropic grants, financing for owner-occupied union facilities, loans to affordable housing construction funds administered by leading Community Development Financial Institutions Funds, loans for commercial solar deployment and other renewable power and energy efficiency projects, and loans to political organizations.
Real Estate Loans
Our real estate portfolio consists of loans to individuals and commercial businesses, including residential, multifamily, and CRE.
Residential Real Estate
Our portfolio of originated one-to-four family real estate loans to individuals is based primarily in our geographic markets, but also a minority of residential loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union and American Federation of Teachers. Our residential loans are primarily closed-end mortgage loans, secured by a first lien on one-to-four family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. We also own portfolios of purchased one-to-four family loans, representing 2.5% of total assets as of December 31, 2025. Beginning in February 2026, in order to maintain strong client relationships, the Company entered into a marketing services agreement with Embrace Home Loans to refer its customers for residential loans services, while advancing its broader strategic focus.
Multifamily
A substantial portion of our portfolio is composed of multifamily loans made to customers in New York, predominantly for rent-stabilized buildings. We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 56%.
At December 31, 2025 our total multifamily portfolio is $1.64 billion, and our total multifamily loan exposure in New York State is approximately $1.01 billion. Approximately 81% of these loans are to buildings with at least one rent regulated unit.
Commercial Real Estate
We generally apply stringent underwriting guidelines for LTV and debt service coverage ratios, which are intended to mitigate credit and concentration risk in this loan category. Our CRE exposure is also predominantly in the New York metropolitan area and includes loans on office buildings, owner-occupied office buildings, retail centers, industrial facilities, mixed-use buildings, and education centers, with an average current LTV of 45%.
The following table presents our CRE portfolio composition by property type at December 31, 2025:

Property Type	% of Portfolio
Office	16.1%
Office - Owner Occupied	7.6%
Retail	12.5%
Industrial	28.3%
Mixed Use	2.1%
Education	15.1%
Other	18.2%
Total	100.0%

Securities
Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities, other asset-backed securities and Property Assessed Clean Energy ("PACE") investments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 86.2% carry AAA credit ratings and 13.8% carry A credit ratings or higher. As of December 31, 2025, our securities portfolio has a weighted average yield of 4.87% and an estimated weighted average life of 5.6 years. Approximately 53.4% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLBNY stock represented 38.7% of total interest-earning assets as of December 31, 2025.
PACE financing allows borrowers to finance energy efficient and other socially responsible building improvements with the repayment made through property tax assessments collected by municipalities. PACE assessments are typically pari passu with tax liens and senior to mortgage debt. We have purchased PACE assessments backed by improvements to residential and commercial properties. The residential assessments were originated by three different companies and were backed mostly by properties from California and Florida. The average assessment-to-value at origination for our residential and commercial PACE portfolios is approximately 9% and 24%, respectively. We added $197.8 million in PACE assets in 2025. PACE assessments are generally non-rated pass-through securities with no structural protections or guarantees added at the security level.
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
Focus on Deposit-led Organic Growth
Our primary goal is to develop organic relationships in our target customer segments to support the growth of our high quality, low-cost core deposit base. Our growth has been achieved by providing relationship-based, personalized-service and customized solutions. The success of our deposit gathering strategy has enabled us to become a primarily core deposit-funded institution, resulting in a lower cost funding base. Core deposits, which include checking accounts, money market accounts, and savings accounts, totaled $7.75 billion as of December 31, 2025 and represented 97% of total deposits. Our deposit strategy enables us to attract commercial depositors that also borrow and invest with us. Our total deposit growth has increased at a 5.8% compound annual growth rate over the last five years. We believe our reputation within our target customer base positions us well to sustain our growth trajectory.
Geographic Expansion
We consider strategic expansions into new geographic markets that share the same characteristics as our other current markets with a dense constituency of socially responsible organizations and individuals. We demonstrated our ability to grow through our expansion into Washington, D.C. and through the completed acquisition of New Resource Bank in 2018, based in San Francisco. In 2020, we opened our first commercial office in Boston as part of our efforts to expand organically into new markets. We intend to continue evaluating opportunities to efficiently expand our geographic footprint into other large metropolitan areas throughout the United States.

Trust and Investment Management Business
Our Trust and Investment Management business has been dedicated to serving the investment needs of our institutional clients for more than 50 years. We are committed to fostering strong client relationships and unparalleled understanding of our clients’ goals and objectives. Our investment strategies consist of both index and actively-managed portfolios spanning across Equity and Fixed Income asset classes. As of December 31, 2025, we had $38.63 billion of assets under custody and $16.63 billion of assets under management. The growth of our commercial banking business has fueled the continued growth of our trust and investment management business, as approximately one-third of our trust and investment management clients utilize our deposit products. Our existing commercial clients have large trust and investment management needs. Our current infrastructure provides the necessary scale to increase our market presence among corporations, endowments, foundations and family offices. Invesco serves as our primary investment management subadvisor, bringing significant scale and experience to our investment management business, with over $2.17 trillion in assets under management, as of December 2025. Invesco has a wide range of investment management services across asset classes, with experience in Taft-Hartley plans, and a significant range of social responsibility investment products aligned with our mission.
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
Underwriting and Credit Risk Management
Underwriting. Certain credit risks are inherent in all loans. These include risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions, changing regulatory requirements, and risks inherent in dealing with individual borrowers. Although we both originate and purchase pools of loans, we apply the following underwriting standards to all of our loans. We attempt to mitigate repayment risks by adhering to internal credit limits, a multi-layered approval process for loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Our management, lending officers and credit administration team emphasize a strong risk management culture which is supported by comprehensive policies and procedures for credit underwriting, funding and administration that we believe has enabled us to maintain sound asset quality. Our underwriting methodology emphasizes analysis of enterprise cash flow coverage, property cash flow in the case of real estate loans, loan to collateral value, and obtaining personal guaranties where appropriate. For project finance transactions, consideration of developer experience and financial stability and quality of off take contracts is paramount. Also, in the case of most income-property loans, we require that borrowers are special purpose entities.
Our Board of Directors has delegated oversight responsibility for our credit risk functions to its Credit Policy Committee, which is responsible for setting our credit risk appetite and approving our credit policy. This policy is updated periodically and reviewed in its entirety annually. Our Board has established a management level Credit Committee, which is charged with updating and administering our credit policy, subject to the Credit Policy Committee’s approval. The Management Credit Committee reviews and has the authority to approve, delay or deny requests for new and existing credit exposures within the limits and practices established by our credit policy. Among other responsibilities, the Management Credit Committee reviews and approves (i) all C&I and CRE non-multifamily commercial credit exposure requests greater than $20 million; (ii) CRE multifamily credit exposure requests greater than $20 million; and (iii) approves residential lending credit requests of more than $3 million. The Credit Policy Committee must approve any loan over $35 million, as well as specific programs that are new to the Bank or are subject to heightened risk.
Our Management Credit Committee includes our Chief Credit Risk Officer, Chief Banking Officer, Director of Commercial Banking, Treasurer, Senior CRE Credit Officer, Senior C&I Credit Officer, Director of Climate and C&I Lending, Director of Commercial Real Estate, and Director of C&I and Climate Underwriting and Loan Administration. Our Management Credit Committee generally meets weekly to evaluate and approve credits brought by loan officers. Prior to submitting a loan for approval, the loan will have gone through several rounds of underwriting and credit review starting with deal screens, underwriting performed by the lending unit, a review of the underwriting by our Credit Risk Management team, submission of a formal credit application memorandum that is also reviewed by our Credit Risk Management team, and an approval to move forward by a Senior Credit Officer. Particularly, during the underwriting process and prior to presentation to the Management

Credit Committee, the collateral properties on multifamily and CRE loans are visited by the originating relationship manager. There are no automatic factors that preclude a loan from being approved as we focus on the totality of the credit opportunity including the borrower’s financial strength, industry, loan structure, strategic fit, and economics. In evaluating each potential loan relationship, we adhere to a disciplined underwriting evaluation process which includes, but is not limited to, the following:
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

Our policy is to lend to, and invest our own money in, industries that match the expertise of the Bank, in which we have extensive experience and understand both the specific and inherent risks of individual asset classes for which we have a demonstrated track record. The Bank does not lend to, or invest our own money in, sectors where we do not have the personnel or institutional track record to properly assess the risks at the necessary level to make such credit determinations, nor sectors inconsistent with the risk-adjusted revenue growth strategies of the enterprise, as prescribed by our Risk Appetite Statement and reflected in the Bank’s Credit Risk Policy. The Bank maintains a restricted industries and activities list according to its risk appetite; a loan falling within a restricted industry or activity may still be approved on an exception basis. The review of such a loan must include a review of the mitigations for the exception and a reason to continue considering the loan.
We use third party appraisers to appraise the properties on which we make CRE loans. We choose these appraisers from a group of qualified individuals and firms based on the specific type of property and the geographic area in which the property is located. The appraisal review process has been outsourced. The Bank's Senior CRE Credit Officer (in his dual-capacity as Chief Appraiser) selects the appraising individual or firm (from a Bank-approved list), orders the appraisal, then engages an unrelated appraiser to conduct a formal appraisal review of the submitted appraisal report. The full process is managed by the Credit Risk Management Group. For multifamily and CRE loans, our policies are to obtain an appraisal on each loan and, generally, to not exceed an LTV of 80% and 75%, respectively.
Residential real estate loans are underwritten in accordance with the Bank’s credit policies, which consider borrower creditworthiness, collateral value, and regulatory lending standards, and are secured by residential properties. Loan structures and pricing are designed to manage credit risk and support the Bank’s overall asset quality and balance sheet objectives. The Bank's general policy is not to exceed an LTV of 80% unless the borrower obtains mortgage insurance.
Loans to One Borrower. In accordance with “loans-to-one-borrower” regulations promulgated by the New York State Department of Financial Services ("NYDFS"), we are generally limited to lending no more than 15% of our unimpaired capital and unimpaired surplus to any one borrower or borrowing entity. This limit may be increased by an additional 10% for loans secured by readily marketable collateral having a market value, as determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. To qualify for this additional 10%, we must perfect a security interest in the collateral, and the collateral must have a market value at all times of at least 100% of the loan amount that exceeds 15% of our unimpaired capital and unimpaired surplus. At December 31, 2025, our regulatory limit on loans-to-one borrower was approximately $134 million. Our Management Credit Committee approval limit is $35 million; any loan over $35 million must be approved by the Credit Policy Committee or their approved delegate(s). We regularly monitor concentration risk, which is the risk of lending too much to one particular customer or type of customer. Our loan policy establishes detailed concentration limits and sub limits by loan type and geography. Our Credit Policy Committee reviews our concentration reports on a quarterly basis and approves the concentration limits annually.
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
•Special Mention assets have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.
•Substandard assets are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified must have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. For some Substandard assets, the likelihood of full collection of interest and principal may be in doubt; such assets should be placed on non-accrual.
•Doubtful assets have all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.
Our review of classified and criticized loans includes an evaluation of the market conditions, the property’s (or business entity’s) trends, the borrower and guarantor status, and loan accrual status.
Our Loan Quality Committee also reviews: delinquent loans, upcoming maturities, credit review cycles, and other credit monitoring reports across segments of the loan portfolio. The Loan Quality Committee has approval authority for loan amendments and credit risk rating changes for reviewed credit exposures. A credit risk rating change requires a majority vote of the Loan Quality Committee and is reported to the Credit Policy Committee.
In accordance with our policy, we perform annual asset reviews of our multifamily, CRE, and C&I loans. All C&I loans in excess of $1 million are reviewed at least annually, or quarterly based on size and credit criteria. Pass-rated CRE and multifamily loans are reviewed annually or biannually based on size and location, and all criticized and classified loans are reviewed monthly. As part of these credit reviews, we analyze recent financial statements of the borrower and any additional market data that may impact the borrower’s ability to repay the loan. Upon completion, we update the risk rating assigned to each loan. Relationship managers are encouraged to bring potential credit issues to the attention of credit administration personnel. Our credit policy requires at least 50% of our loans to be reviewed by an independent third party credit review firm to ensure that our assigned risk ratings are appropriate. The loans are typically selected by the independent third-party credit review firm except that the reviewer must review all loans with over $25 million exposure, a sample of pass-rated CRE loans with balances greater than $15 million, a sample of pass-rated CRE borrowers with relationship commitments greater than $25 million, a sample of C&I loans with relationship commitments exceeding $10 million exposure, a sample of construction, land development and farmland loans with commitments greater than $1 million, a sample of new individual loan commitments exceeding $5 million booked since the prior review, a sample of loans in our lowest pass-rated risk rating with exposures over $10 million, and a sample of criticized or classified loans with relationship commitments greater than $1 million. Additional loans may be selected to complete the sample size, and additional targeted reviews may also be requested based upon portfolio composition, local events, industry/market events or other factors.
Management reviews the reports prepared by the independent reviewers and presents these reports to the Credit Policy Committee of the Board. These asset review procedures provide management and the Board with additional information for assessing our asset quality.
Climate Risk Management
Climate-related risks are composed of (1) transitional risks, which are risks associated with the transition towards a low-carbon economy, (2) physical risks, which consist of the physical impacts from climate change including increased frequency and severity of natural disasters, sea levels rising, and extreme temperatures, and (3) regulatory risk as local, state and federal policy makers respond to the climate crisis with new regulations and market influence designed to speed up the transition to a low-carbon economy, mitigate climate risk and protect the economy from climate impacts. These impacts and events have broad material implications on business operations, supply chains, distribution channels, customers, and markets. The impacts of transition risk can lead to and amplify credit risk or market risk by reducing our customers’ operating income or the value of their assets as well as expose us to reputational and/or litigation risk due to increased regulatory scrutiny or negative public sentiment. Physical risk can lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral.

We closely monitor the stability in the insurance markets and the impact of climate losses on the availability and pricing of insurance for the real estate sector. Disruption in these markets could impact the economic circumstances of borrowers, the valuation of assets and borrower ability to meet lending terms on insurance coverage.
We embed climate risk into our business strategy, and we are committed to ambitious action through risk management programs. The Bank uses the Task Force on Climate Related Financial Disclosures ("TCFD") framework across governance, strategy, risk management and targets for disclosing clear, comparable and consistent information about our risks and opportunities presented by climate change. Our climate risk mitigation efforts are communicated through our Net Zero Climate Target Report, which is our plan to measure our impact, set targets that guide our business growth and the impact we have in the world, and to be transparent about what this will mean for our business and operations. Similarly, our annual CSR report includes the key pillars of TCFD reporting and our approach to climate risk management. The Bank has onboarded the use of software to identify climate change physical risk in order to provide our first and second line managers the data needed to evaluate risk at an asset and portfolio level. The capacity to look across timelines, financial consequences of climate impacts and risk tolerances is an important mitigant for managing climate risk. The information on our website is not incorporated by reference in this report.
With respect to operational risk, we maintain business continuity plans that factor in extreme weather events and our ability to adapt to physical events that change our access to certain locations. This plan is maintained by management and reviewed by the Enterprise Risk Oversight Committee of the board on an annual basis.
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
We are dedicated to continuously enhancing our cybersecurity measures through a multi-layered defense strategy that safeguards customers and confidential data. By actively monitoring the cybersecurity threat landscape, especially within the financial services sector, we stay ahead of emerging trends and threats. Our Information Security Department diligently identifies and assesses risks, implementing appropriate mitigating controls. Regular security awareness training sessions are conducted to boost employee awareness of cyber threats. Additionally, we maintain both our primary and disaster recovery sites in colocation data centers and regularly conduct business continuity and disaster recovery exercises to ensure our contingency plans are effective and robust.
Human Capital Management
Our People
As of December 31, 2025, we had 450 employees, approximately 21% of whom are represented by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements. All employees are aware of our stance in supporting organized labor and workers' rights.
Four of our service employees at our headquarters, responsible for mechanical and technical repairs, are covered by a 2024 Independent Office Agreement effective January 1, 2024, between us and Local 32BJ, Service Employees International Union, which shall expire at the conclusion of December 31, 2027, for those persons employed by the Bank. The agreement generally governs, among other things, the subject employee’s compensation, vacation, severance, and working conditions and provides the union will only strike under very limited circumstances.
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
Diversity is important to us and is a contributing factor to our ability to deliver on our growth strategy by ensuring a wide range of client acquisition opportunities. Additionally, our Board of Directors is currently comprised of seven women, five racially or ethnically diverse members, and one LGBTQ+ member. We believe maintaining and promoting a diverse and inclusive workplace and ensuring equal pay for equal work is essential for our growth. We are committed to merit based strategies to attract, retain, and develop top talent to create value for stockholders. In our employee recruitment and selection process and operation of our business, we adhere to equal employment opportunity policies and provide annual employee trainings on ethics and workplace conduct. We have established employee resource groups to support employees and help cultivate a healthy workplace culture. As of December 31, 2025, approximately 55% of our employees identify as women and women hold 16 of 42 senior management positions, and 63% of our employees identify as minorities and they hold 40% of senior management positions.
Competitive Pay/Benefits
To attract and retain talent, we offer a comprehensive compensation and benefits package that includes health insurance, pension, savings plans, employee stock purchase plan and tuition reimbursement. Since 2021, we have participated in the Living Wage Initiative along with a select group of corporate leaders with strong human capital management track records and we are certified as a Living Wage Employer.
We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive pay programs and to benchmark them against those of industry peers. We align our executives’ pay with performance by linking incentive pay to financial performance, and we have stock ownership requirements for senior executives and our Board of Directors.
We publish in our CSR Report annual data on employee recruitment, advancement and retention, and an analysis of pay equity, which is an analysis conducted for the purposes of identifying whether there is the presence of statistically significant pay differences in our practices that potentially penalize any one demographic group or protected class versus another through the lens of specific legally defined categories.
Promotions and Tenure
From December 31, 2024 to December 31, 2025, approximately 9% of our workforce was promoted. The average tenure of our employees is approximately six years.
Culture and Employee Engagement
Our President and Chief Executive Officer, and members of executive management, hold town hall-style meetings in-person and virtually with all employees, covering topics such as business strategy and outlook, our competitive landscape, emerging industry trends, employee recognition, and includes a question and answer session with management. We believe this format, in addition to other on-going interactions between leadership and employees, promotes strong and productive conversations across our organization that foster alignment across the company to deliver shareholder value through our differentiated business model.
Health and Safety
The health and safety of our employees and customers is our highest priority. We leverage federal, state, and local guidelines and requirements, in addition to consultation with an external healthcare consulting firm to guide our health and safety protocols.
Significant Subsidiaries
The Company owns all of the capital stock of the Bank.
The Bank owns a subsidiary, Amalgamated Real Estate Management Company (“AREMCO”), which was formed to serve as a consolidated real estate investment trust holding certain of our purchased and originated loans. During the year ending December 31, 2024, the holders of the voting stock and the Board of Directors of AREMCO approved a plan of liquidation of AREMCO. All stockholders of AREMCO were paid a liquidating distribution in accordance with the terms of the respective classes of securities. The legal dissolution of AREMCO should be finalized in 2026.

The Bank also has several other insignificant subsidiaries, including subsidiaries to hold our other real estate owned property ("OREO"), which is real estate property owned by us that is not directly related to our business.
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

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. In 2025, key regulatory updates focused on easing capital requirements for large institutions, reconsidering small business lending data rules, and streamlining supervisory practices, including by focusing examinations on material financial risks. For example, in October 2025, joint agencies issued a proposed rule to define the term “unsafe or unsound practice” to refer to whether a practice is likely to materially harm, or has materially harmed, the financial condition of an institution. Transition costs and uncertainty in regulations could materially and adversely affect our business, financial condition and results of operations.
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

Recently, regulators have focused on streamlining supervision, adjusting capital requirements for large institutions, and increasing transparency in stress testing required under the BHC Act. The Federal Reserve's Statement of Supervisory Operating Principles, issued in November 2025, represents a significant shift in the scope and methodology of bank supervision, directing staff to focus on material financial risks (capital, liquidity, and overall safety and soundness) over technical or procedural risks.
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

Change in Control
Two statutes, the BHC Act and the Change in Bank Control Act, together with regulations promulgated under them, require some form of regulatory review before any company may acquire “control” of a bank or a bank holding company. Under the BHC Act, control is deemed to exist if a company acquires 25% or more of any class of voting securities of a bank holding company; controls the election of a majority of the members of the Board of Directors; or exercises a controlling influence over the management or policies of a bank or bank holding company. The Federal Reserve has clarified and codified its standards for determining whether one company has control over another. There are four categories of tiered presumptions of noncontrol that are based on the percentage of voting shares held by the investor (less than 5%, 5-9.9%, 10-14.9% and 15-24.9%) and the presence of other indicia of control. As the percentage of ownership increases, fewer indicia of control are permitted without falling outside of the presumption of noncontrol. These indicia of control include nonvoting equity ownership, director representation, management interlocks, business relationship and restrictive contractual covenants. Under the final rule, investors can hold up to 24.9% of the voting securities and up to 33% of the total equity of a company without necessarily having a controlling influence. State laws, including New York law, require state approval before an acquirer may become the holding company of a state bank.
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
New York Law
As a New York-chartered bank, New York law governs our licensing and regulation, including organizational and capital requirements, fiduciary powers, investment authority, branch offices and electronic terminals, cybersecurity standards declaration of dividends, changes of control and mergers, out of state activities, interstate branching and banking, debt offerings, borrowing limits, limits on loans to one obligor, liquidation, sale of shares or options in Amalgamated to its directors, officers, employees and others, the purchase by Amalgamated of its own shares, and the issuance of capital notes or debentures. The NYDFS is charged with our supervision and regulation.
Unsecured loans to one person generally may not exceed 15% of the sum of our capital stock, surplus fund and undivided profits, allowance and capital notes and debentures, and both secured and unsecured loans to one person (excluding certain secured lending and letters of credit) at any given time generally may not exceed 25% of the sum of our capital stock, surplus fund and undivided profits allowance and capital notes and debentures. We are required to invest our funds in accordance with limitations under New York law and may only make investments that are permissible investments for banks, subject to any limitations under any other applicable law.
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
Under certain circumstances, the FDIC may determine that the payment of a dividend would be an unsafe or unsound practice as a result of our financial condition and to prohibit the payment thereof. In particular, the FDIC has stated that excessive dividends can negate strong earnings performance and result in a weakened capital position and that dividends generally can be disbursed, in reasonable amounts, only after losses are eliminated and necessary reserves and prudent capital levels are established. In addition, the capital rules (and in particular, the capital conservation buffer, which was fully phased-in on January 1, 2019), require us to maintain a 2.5% capital conservation buffer in Common Equity Tier 1 capital in order to pay a cash dividend. See “Capital and Related Requirements.”
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
Prompt Corrective Action
As an insured depository institution, we are required to comply with the capital requirements promulgated under the FDIA. The FDIA requires each federal banking agency to take prompt corrective action (“PCA”) to resolve the problems of insured depository institutions, including those that fall below one or more prescribed minimum capital ratios. The law requires each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of capital ratios: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” As of December 31, 2025, our capital ratios exceeded the standard minimum ratios established for a “well capitalized” institution, which are more rigorous than the ratios established for qualifying community banking organizations.
The following is a list of the standard criteria for each PCA capital category:
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
In October 2023, federal bank agencies adopted a final rule to strengthen and modernize regulations implementing the CRA (the "CRA Rule"), which requires evaluation of bank performance to further address inequities in access to credit, and which would emphasize smaller-value loans and investments to low- and moderate-income communities. The CRA Rule also updates CRA assessment areas to include activities associated with online and mobile banking, and adopts a metrics-based approach to CRA evaluations of retail lending and community development financing. To date, a Texas court injunction is barring implementation of the CRA Rule, and multiple agencies have jointly proposed a rule to rescind the CRA Rule entirely and revert to the 1995/2021 regulatory framework.
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
In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with fair lending requirements into account when regulating and supervising other activities of the bank, including in acting on expansionary proposals
Fair Banking Initiatives
An August 2025 Executive Order, "Guaranteeing Fair Banking for All Americans," prohibits financial institutions from denying services based on political or religious beliefs or lawful but "disfavored" business activities. As a result, federal agencies are executing a phased overhaul of banking supervision to eliminate non-financial criteria in risk assessments. There are related efforts to ensure transparency in AI-driven underwriting. These "debanking" initiatives include:

•The GENIUS Act of 2025, which requires federal agencies to ensure that “reputable, law-abiding businesses” are not excluded from the banking system without a clear legal or safety-and-soundness basis.
•The NYDFS finalized rules in late 2025, which prohibit the use of reputational risk as a catch-all justification for closing accounts or denying credit. Under the updated rules, banks must provide a 30-day notice for most account closures (unless a crime is suspected) and offer a specific channel for customers to appeal the decision.

•Certain states' enactment of anti-boycott regulations, restricting the states’ business with and investment in banks with investment policies that exclude or reduce exposure to fossil-fuel-producing energy companies or with restrictions in place for sensitive industries such as mining, timber production, or firearms manufacturing — particularly if these industries are economically important to the state.
•Banks' usage of AI for credit decisions are to provide “clear and specific” reasons for adverse actions, in accordance with the Federal Reserve’s Supervisory Operating Principles issued in November 2025.
•The NYDFS's requirement that banks maintain a comprehensive data lineage for AI models to prove they are not inadvertently using proxies for protected classes, for example, zip codes as a proxy for race.
•The Interagency Automated Valuation Models (“AVM”) Rule, which requires banks to implement quality control standards to ensure that computer-generated property valuations are free from bias and maintain a high level of integrity.
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
In addition, we are subject to increased regulations concerning consumer privacy, including but not limited to the California Consumer Privacy Act ("CCPA") with respect to certain data regarding California residents and the NYDFS Cybersecurity Regulations.
The CFPB is an independent regulatory authority housed within the Federal Reserve, with broad authority to regulate the offering and provision of consumer financial products and services. The CFPB has the authority to supervise and examine depository institutions with more than $10 billion in assets for compliance with federal consumer laws. The authority to supervise and examine depository institutions with $10 billion or less in assets, such as us, for compliance with federal consumer laws remains largely with those institutions’ primary regulators. However, the CFPB may participate in examinations of these smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. As such, the CFPB may participate in examinations of the Bank. The CFPB’s leadership has rescinded a substantial amount of guidance and policy statements from the previous presidential administration, and it is currently operating with a significantly reduced staff and budget. Additional staff and budget reductions are the subject of ongoing litigation, and the staffing cuts are currently stayed pending further judicial review. In addition, states are permitted to adopt consumer protection laws and regulations that are stricter than the regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

In 2025, the NYDFS announced proposed rules on New York state-chartered banking institutions to limit overdraft fees, insufficient funds fees and returned deposited items fees in certain circumstances, as well as imposing notice and disclosure requirements in connection with those fees.
Anti-Money Laundering Regulation
As a financial institution, we must maintain anti-money laundering programs that include established internal policies, procedures and controls, a designated compliance officer, an ongoing employee training program, and testing of the program by an independent audit function. The program must comply with the anti-money laundering provisions of the Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970, commonly referred to as the Bank Secrecy Act (“BSA”). Financial institutions are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and “knowing your customer” in their dealings with foreign financial institutions, foreign customers and other high risk customers. Financial institutions must also take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Financial institutions must comply with requirements regarding risk-based procedures for conducting ongoing customer due diligence, which requires us to take appropriate steps to understand the nature and purpose of customer relationships and identify and verify the identity of the beneficial owners of legal entity customers.
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
On December 22, 2020, the federal banking agencies issued an interagency statement extending the temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This relief has been extended to the effective date of a final FRB rule having a revision to Regulation O that addresses the treatment of extensions of credit by a bank to fund complex-controlled portfolio companies that are insiders of the bank.
Incentive Compensation
Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.
In June 2010, the federal banking agencies jointly adopted the Guidance on Sound Incentive Compensation Policies (“GSICP”), which remains the primary framework for overseeing incentive compensation at banks. The GSICP intended to ensure that banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to expose the organization to material amounts of risk, either individually or as part of a group, is based upon a set of key principles relating to a banking organization’s incentive compensation arrangements. Specifically, incentive compensation arrangements should (i) provide employee incentives that appropriately balance risk in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors. Any deficiencies in our compensation practices could lead to supervisory or enforcement actions by the FDIC.

The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies released proposed regulations as recently as May 2024, but in 2025, the FDIC indicated that they no longer intend to issue a final rule.
NYDFS guidance lists adapted versions of the key principles from the Guidance on Sound Incentive Compensation Policies as minimum requirements and advises these banks that incentive compensation arrangements must be subject to effective risk management, oversight, and control.
Deposit Premiums and Assessments
As an FDIC-insured bank, we must pay deposit insurance assessments to the FDIC based on our average total assets minus our average tangible equity. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. Government.
As an institution with less than $10 billion in assets, our assessment rates are based on the level of risk we pose to the FDIC’s deposit insurance fund (DIF). Pursuant to changes adopted by the FDIC that were effective July 1, 2016, the initial base rate for deposit insurance is between three and 30 basis points. Total base assessment after possible adjustments now ranges between 1.5 and 40 basis points. For established smaller institutions, like us, the total base assessment rate is calculated by using supervisory ratings as well as (i) an initial base assessment rate, (ii) an unsecured debt adjustment (which can be positive or negative), (iii) a secured liability adjustment, and (iv) a brokered deposit adjustment.
In addition to the ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the DIF was increased to 1.35% of the estimated total amount of insured deposits. However, the FDIC Board of Directors has consistently set a higher designated reserve ratio of 2.00% for 2026 and every year since 2011.
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

The federal banking regulators previously issued guidance in December 2015 entitled “Interagency Statement on Prudent Risk Management for Commercial Real Estate Lending” (the “2015 CRE Guidance”). In the 2015 CRE Guidance, the federal banking regulators (i) expressed concerns with institutions that ease CRE underwriting standards, (ii) directed financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and (iii) indicated that they will continue to pay special attention to CRE lending activities and concentrations. The federal banking regulators also previously issued guidance in December 2006, entitled “Interagency Guidance on Concentrations in CRE Lending, Sound Risk Management Practices,” (the “2006 CRE Guidance”) which remains the active benchmark for identifying institutions subject to heightened supervisory scrutiny. The 2006 CRE Guidance stated that an institution that is potentially exposed to significant CRE concentration risk should employ enhanced risk management practices. Specifically, the 2006 CRE Guidance states that such institutions have (1) total CRE loans representing 300% or more of the institution’s total capital and (2) the outstanding balance of such institution’s CRE loan portfolio has increased by 50% or more during the prior 36 months.

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
Some elements of the business environment that affect our financial performance include short-term and long-term interest rates, the prevailing yield curve, inflation, monetary supply, fluctuations in the debt and equity capital markets, and the strength of the domestic economy and the local economies in the markets in which we operate. Unfavorable market conditions can result in a deterioration of the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, foreclosures, additional provisions for credit losses, adverse asset values and a reduction in assets under management or administration. The majority of our loan portfolio is secured by real estate, 33.2% of which is multifamily and 7.3% of which is commercial real estate. A decline in real estate values can negatively impact our ability to recover our investment should the borrower become delinquent. Loans secured by stock or other collateral may be adversely impacted by a downturn in the economy and other factors that could reduce the recoverability of our investment. Unsecured loans are dependent on the solvency of the borrower, which can deteriorate, leaving us with a risk of loss. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability of or increases in the cost of credit and capital, increases in inflation or interest rates, high unemployment, natural disasters, epidemics and pandemics, state or local government insolvency, or a combination of these or other factors.
There are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, price fluctuations of key natural resources, U.S. intervention in Venezuela and its oil industry, U.S. military strikes and sanctions on Iran, the potential resurgence of economic and political tensions with China, the Russian invasion of Ukraine and increasing oil prices due to Russian supply disruptions, and the Israel-Hamas conflict, each of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers, including due to factors such as inflation and increased cost of goods due to tariff structures on imports, as well as overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes, high unemployment or underemployment, and inflation may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
In some cases, management of our risks depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumption or estimates are inaccurate or otherwise flawed, we may fail to adequately protect against risks and may incur losses. Artificial Intelligence ("AI") models may amplify existing risks, given the increased complexity of financial modeling and the challenges in explaining the models.
Fiscal challenges facing the U.S. government could negatively impact the value of investments in GSEs and the financial markets, which in turn could have an adverse effect on our financial position or results of operations.
Fiscal challenges facing the U.S. government, such as the federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, additional related credit-rating downgrades, or an economic recession in the U.S. A significant portion of our securities portfolio is invested in GSE securities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns or the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity and credit risks.
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
There have been, and may be in the future, changes with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. In response to a February 2026 Supreme Court ruling that the President does not have authority to impose sweeping global tariffs under the International Emergency Economic Powers Act, the President signed an executive order imposing additional global tariffs. It remains unclear whether and how federal agencies will enforce conflicting mandates on tariffs, and whether parties harmed by tariffs will have recourse against the federal government. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions continue to have the potential to negatively impact our customers' costs, demand for their products, or the U.S. economy or certain sectors thereof and, thus, could adversely impact our business, financial condition and results of operations.
To the extent this uncertainty in U.S. trade policy and other changes in the global political environment have a negative impact on us, our customers or on the markets in which we operate, our business, results of operations and financial condition could be materially and adversely impacted.
Our operations and clients are concentrated in large metropolitan areas.
The vast majority of our operations and clients are located in New York City, Washington, D.C., and San Francisco. In addition, at December 31, 2025, 82.4% of the properties securing our CRE, multifamily, or construction loans outstanding were located in the states of New York and California, and in Washington, D.C. Our success depends upon the economic vitality, growth prospects, business activity, population, income levels, deposits and real estate activity in those areas and may be impacted by the effects of past and future civil unrest and domestic disturbances in the communities that we serve. In addition, these areas have been and may continue to be the target of terrorist attacks. A major terrorist attack in one of these areas could severely disrupt our operations and the ability of our clients to do business with us and cause losses to loans secured by properties in these areas. Although our customers' business and financial interests may extend well beyond our market areas, adverse economic and social conditions that affect our specific market area could reduce our growth rate, affect the ability of our customers to repay their loans to us and impact the stability of our deposit funding sources. Consequently, declines in economic and social conditions in these markets could generally affect our business, financial condition, results of operations and prospects.
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

Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in the general level of market interest rates, those rates are affected by many factors outside of our control, including inflation, recession, unemployment, money supply, international disorder, instability in domestic and foreign financial markets and policies of various governmental and regulatory agencies, particularly the Federal Open Market Committee ("FOMC") of the Federal Reserve. Adverse changes in the U.S. monetary policy or in economic conditions could materially and adversely affect us. On January 28, 2026 the FOMC issued a statement that it decided to maintain short-term interest rates at a range of 3.5% to 3.75%, and future rate changes will be data dependent; implying they are holding rates constant for the immediate future. We could experience net interest margin compression if our rates on our interest earning assets fail to increase in tandem with rates on our interest-bearing liabilities. We could experience net interest margin compression if our rates on our interest bearing liabilities fail to decrease in tandem with rates on our interest earning assets. See Impact of Inflation and Changing Interest Rates under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Similarly, if short-term interest rates increase and long-term interest rates do not increase, or increase but at a slower rate, we could experience net interest margin compression as our rates on interest earning assets decline measured relative to rates on our interest-bearing liabilities. Any such occurrence could have a material adverse effect on our net interest income and on our business, financial condition and results of operations.
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
As of December 31, 2025, the fair value of our investment securities portfolio was approximately $3.22 billion. Factors beyond our control could significantly affect the fair value of these securities. These factors include, but are not limited to, changes in market conditions including changes in interest rates or spreads, changes in the credit profile of individual securities, changes in prepayment behavior of individual securities, rating agency actions in respect of the securities, or adverse regulatory action. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects. The process for determining whether impairment of a security has experienced an OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as our intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, results of operations and prospects.
Credit Risks
If we fail to effectively manage credit risk, our business and financial condition will suffer.
As a lender, we are exposed to the risk that our borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers, including the risk that a borrower may not provide information to us about its business in a timely manner, and/or may present inaccurate or incomplete information to us, and risks relating to the value of collateral. In order to manage credit risk successfully, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our lenders follow those standards. The weakening of these standards for any reason, such as an attempt to attract riskier higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance, each of which could adversely affect our net income.
We are subject to risk arising from conditions in the commercial real estate market.

As of December 31, 2025, commercial real estate mortgage loans comprised approximately 7.3% of our loan portfolio. Commercial real estate mortgage loans generally involve a greater degree of credit risk than one-to-four family residential real estate mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy, including interest rate fluctuations, or changes in government regulations. In recent years, commercial real estate markets have been impacted by entrenched work-from-home expectations which could affect the long-term performance of some types of office properties within our commercial real estate portfolio. Accordingly, the federal banking regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Failures in our risk management policies, procedures and controls could adversely affect our ability to manage this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio, which, accordingly, could have a material adverse effect on our business, financial condition and results of operations.
We are exposed to higher credit risk related to our multifamily real estate lending in New York City.

New York State's Housing Stability and Tenant Protection Act of 2019, impacts about one million rent regulated apartment units. Among other things, the legislation: (i) curtails rent increases from material capital improvements and individual apartment improvements; (ii) all but eliminates the ability for apartments to exit rent regulation; (iii) does away with vacancy decontrol and high-income deregulation; and (iv) repealed the 20% vacancy bonus. The act generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent-regulated apartments to market-rate apartments. In 2024, New York State passed legislation that effectively extends limits on rent hikes and “good cause” eviction requirements to many market-rate tenants in New York City and participating municipalities. As a result, the value of the collateral located in New York State securing our multi-family loans or the future net operating income of such properties could potentially become impaired. At December 31, 2025, our total multifamily loan exposure in New York State is approximately $1.01 billion, of which approximately $821.5 million, or 81%, represents our portfolio’s composition of rent stabilized and rent controlled apartments in the New York City multifamily market.
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
Our estimated allowance for credit losses may prove to be insufficient to absorb actual losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.
We maintain an allowance for credit losses ("ACL") that represents management’s judgment of current expected credit losses and risks inherent in our loan portfolio. As of December 31, 2025, our ACL totaled $57.6 million, which represents approximately 1.16% of our total loans, net. The level of the allowance reflects management’s continuing evaluation of loan levels and portfolio composition, observable trends in nonperforming loans, historical loss experience, known and inherent risks in the portfolio, underwriting practices, adequacy of collateral, credit risk grading assessments, forecasted economic conditions, and other factors. The determination of the appropriate level of the ACL is inherently highly subjective and requires us to make significant estimates of and assumptions regarding current credit risks and future trends, all of which may undergo material changes. If, as a result of general economic conditions, there is a decrease in asset quality or growth in the loan portfolio, our management determines that additional increases in ACL are necessary, we may incur additional expenses which will reduce our net income, and our business, results of operations or financial condition may be materially and adversely affected. In addition, inaccurate management assumptions, deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification or deterioration of additional problem loans, acquisition of problem loans and other factors, both within and outside of our control, may require us to increase our ACL.

Operational and Business Risks
We are at risk of increased losses from fraud.
We are exposed to the risk of fraudulent activity, which continues to evolve in scope and sophistication. Fraud may take various forms, including check and debit card fraud, ATM tampering, phishing and other social engineering attacks, and the use of stolen or falsified credentials to impersonate customers. In addition, individuals or entities may properly identify themselves but seek to establish relationships for fraudulent purposes, and we may incur losses from fraud committed against third parties. Criminals increasingly obtain personally identifiable information from external sources, including third‑party data breaches. As a result, we have made and expect to continue making significant investments in fraud detection and prevention systems; however, these measures may not be effective in all cases. Fraudulent activity could result in financial losses, increased operating and compliance costs, reputational harm, regulatory scrutiny or penalties, litigation, business disruption, and could materially adversely affect our business, financial condition, and results of operations.
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
We rely on third parties to provide internal and customer‑facing services, which may expose us to operational, compliance, and strategic risks. Federal banking regulators expect banks to maintain risk‑based controls to ensure third parties comply with applicable laws and regulations. In June 2023, the federal banking agencies issued “Interagency Guidance on Third‑Party Relationships: Risk Management”, requiring banks to “analyze the risks associated with each third-party relationship and to calibrate its risk management processes.” In July 2024, regulators also issued a joint statement addressing banks’ arrangements with third parties to deliver deposit products and services, concurrent with a request for information on bank‑fintech arrangements, following concerns regarding customer funds deposited through non‑bank entities without adequate controls.
We depend on the accuracy and completeness of information about customers and counterparties.
In extending credit, entering into other transactions, and monitoring our loan and lease portfolio, we rely on financial and other information provided by customers, counterparties, and third parties, including financial statements, credit reports, and representations regarding their accuracy and completeness. If such information is inaccurate, incomplete, fraudulent, misleading, or not received on a timely basis, we could experience credit losses, reputational harm, or other adverse effects that may materially impact our business, financial condition, or results of operations.
We participate in a multi-employer non-contributory defined benefit pension plan for both our unionized and non-unionized employees, which could subject us to substantial cash funding requirements in the future.
We are required to contribute to the Consolidated Retirement Fund, a multi‑employer defined benefit pension plan covering both unionized and non‑unionized employees, and our related expense totaled $8.2 million in 2025. Our future obligations may increase due to changes in the plan’s funded status, investment performance, participant demographics, the financial condition of contributing employers, or actuarial assumptions, and a withdrawal or partial withdrawal could result in significant withdrawal liability, which could materially adversely affect our business, financial condition and results of operations.
Climate related disasters may have an effect on the performance of our business operations and asset quality which could adversely affect our financial condition and results of operations.

Climate‑related disasters may adversely affect our business, asset quality, and earnings. These risks include acute, event‑driven weather events such as hurricanes, storms, freezes, wildfires, floods, and other large‑scale catastrophes, which could disrupt our operations and those of our customers and third‑party vendors. Such events may impair the value of our assets and collateral securing our loans, cause volatility in our investment portfolio, and negatively impact economic and market conditions. In addition, our expenses may increase due to changing consumer preferences and evolving legislation and regulatory requirements related to the transition to a low‑carbon economy. The potential costs associated with climate‑related risks—including strategic planning, regulatory scrutiny, litigation, technology investments, and disaster‑related losses—are difficult to predict and could have a material adverse effect on our business, financial condition, and results of operations.
We are exposed to risks related to our PACE financings.
Property Assessed Clean Energy ("PACE") financing is a means of financing energy-efficient upgrades or the installation of renewable energy sources for commercial, industrial and residential properties that are repaid over a selected term through property tax assessments, which are secured by the property itself and paid as an addition to the owners’ property tax bills. The unique characteristic of PACE assessments is that the assessment is attached to the property rather than the individual borrower. Active programs for residential PACE financing exist in California, Florida and Missouri. As of December 31, 2025, we had a portfolio of $327.4 million in commercial PACE assessments and $953.2 million in residential PACE assessments. These assessments are pari passu with tax liens and generally have priority over first mortgage liens.
Because PACE financing programs are typically enabled through state legislation and authorized at the local government level, variations between each state’s programs may expose us to increased compliance costs and risks. On December 17, 2024, the CFPB issued its final rule implementing Section 307 of the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act (the “EGRRCPA”) and amending Regulation Z to address how TILA applies to residential PACE transactions. The final rule amends Regulation Z’s definition of credit to include residential PACE financings, prescribes ability-to-repay requirements, and implements other amendments and exemptions to clarify how other rules in Regulation Z apply. The final rule became effective on March 1, 2026. If we fail to comply with the final rules adopted by the CFPB, we may face reputational and litigation risks with respect to our PACE assessments.
Our trust and investment management business may be negatively impacted by changes in economic and market conditions and clients may seek legal remedies for investment.
Our trust and investment management business is sensitive to changes in economic and market conditions, as its performance is directly affected by financial and securities market volatility. Market conditions are influenced by domestic and foreign economic factors, general business and financial trends, and global conflicts, all of which are beyond our control. Declines in market performance or lack of sustained growth could reduce the value and performance of assets under management, resulting in lower investment management fees, asset outflows, or increased client disputes. Any of these factors could materially and adversely affect the financial performance of our trust and investment management business.
The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short term declines in the performance of the securities under our management.
Our investment management contracts are generally terminable by clients without cause upon less than 30 days’ notice. As a result, even short‑term declines in investment performance—whether due to market or economic conditions, the performance of particular investment strategies or other factors outside our control—could prompt clients to reallocate assets to other investment products or advisers. Because our operating results depend on the performance of the investment portfolios we manage, any reduction in assets under management could lead to lower investment management fees and adversely affect our results of operations.
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
Our operations rely on the secure processing, storage and transmission of confidential and other sensitive business and consumer information on our computer systems and networks and third-party providers. Under various federal and state laws, we are responsible for safeguarding such information. For example, our business is subject to joint federal bank agency rules, the GLBA, the NYDFS cybersecurity regulations, the CCPA, and the CPRA which, among other things: (i) impose certain limitations on our ability to share nonpublic personal information about our customers with nonaffiliated third parties; (ii) require that we provide certain disclosures to customers and others about our information collection, sharing and security practices, as well as any use of automated decision making for financial or lending services, and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions) and automated decision making; (iii) limit retention of customer data; (iv) require notification of certain data breaches be provided to consumers and, in some circumstances, regulators; (v) require notification of extortion payments and ransomware deployments; (vi) require cyber audits and enhanced governance of cyber risk, including risk assessments at least annually and whenever a change in the business or technology causes a material change to our cyber risk; and (vii) require that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase our costs.
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
While we have not experienced any material information security breaches, such breaches may occur as a result of intentional or inadvertent acts by individuals with authorized or unauthorized access to our systems or to confidential information of us, our customers, or counterparties, including employees. Cybersecurity risks may increase due to heightened criminal activity and sophistication, technological advances, newly discovered vulnerabilities (including in third‑party technologies such as browsers and operating systems), or geopolitical instability or warfare, including the Russia and Ukraine conflict and reported cyber campaigns by Chinese hackers targeting U.S. infrastructure. We cannot assure that the security measures we or our processors maintain will be effective or sufficient to protect against all current or emerging threats. A breach of our systems, or those of processors, could result in financial losses, loss of customers or business, reputational harm, business disruption, increased expenses (including notification, remediation, and fines), regulatory scrutiny or penalties, litigation, or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.
We depend on information technology and telecommunications systems of third-party servicers, and systems failures, interruptions or breaches of security involving these systems could have an adverse effect on our operations, financial condition and results of operations.
Our business depends on the reliable and uninterrupted operation of our information technology and telecommunications systems, including third‑party accounting systems and mobile and online banking platforms. We outsource many critical systems, including data processing, loan servicing, payment processing, and online banking platforms. Failure of these systems, termination of related third‑party licenses or service agreements, or capacity constraints or interruptions at third‑party providers could disrupt our operations. Sustained or repeated disruptions could impair our ability to process loans, accept deposits, and provide customer service, harm our reputation, result in lost business, increase regulatory scrutiny, and expose us to financial liability, any of which could materially adversely affect our financial condition and results of operations. In addition, third‑party noncompliance with applicable laws and regulations, or fraud, misconduct, or material errors by our employees or those of our service providers, could disrupt operations or adversely affect our reputation.
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

We expect that new technologies and business processes applicable to the banking industry will continue to emerge, and these new technologies and business processes may be better than those we currently use. Because the pace of technological change is high and our industry is intensely competitive, we may not be able to sustain our investment in new technology as critical systems and applications become obsolete or as better ones become available. A failure to maintain current technology and business processes could cause disruptions in our operations or cause our products and services to be less competitive, all of which could have a material adverse effect on our business, financial condition or results of operations. We expect regulatory risk and compliance costs from AI implementation to increase. Federal and state regulators have intensified their oversight of AI in financial services. Under the Federal Reserve’s November 2025 Supervisory Operating Principles, examiners now prioritize the assessment of "material financial risks" stemming from AI, focusing on the transparency and explainability of models used for capital, liquidity, and credit decisions.
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
As of December 31, 2025, we had 450 employees, of which approximately 21% are represented by collective bargaining agreements or an employee union. Although we believe that our relationship with our employees is good, and we have not experienced any material work stoppages, work stoppages may occur in the future. Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. From time to time, we are subject to unfair labor practice charges, complaints and other legal, administrative and arbitration proceedings initiated against us by unions, the National Labor Relations Board or our employees, which could negatively impact our operating results. In addition, negotiating collective bargaining agreements could divert management attention, which could also adversely affect operating results. On November 29, 2024, we entered into a new collective bargaining agreement with OPEIU, which (i) extended the term of the agreement to June 30, 2026, (ii) provided for a 3.5% wage increase per annum for the term of the agreement, and (iii) made certain modifications to reflect improved terms, inclusive of a healthcare reimbursement account.
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
Our access to deposits may also be affected by the liquidity needs of our depositors, particularly in an adverse interest rate or economic environment where they may be compelled to withdraw deposits. As a part of our liquidity management, we must ensure we can respond effectively to potential volatility in our customers’ deposit balances. Our total on-balance sheet deposits totaled $7.95 billion as of December 31, 2025. For instance, our on-balance sheet deposits from political campaigns, Political Action Committees ("PACs"), and state and national party committee clients totaled $1.73 billion, or 19% of total on-balance sheet deposits as of December 31, 2025. Their their deposit balances decreased significantly after the last election campaign, resulting in short-term volatility in their deposit balances held with us through election cycles. Additionally, our on-balance sheet deposits from labor unions totaled $2.05 billion, or 23% of total on-balance sheet deposits as of December 31, 2025. While historically we have been able to replace deposit outflows and borrowings as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors or those depositors with a high concentration of deposits sought to withdraw their accounts. We could encounter difficulty meeting a significant deposit outflow which could negatively impact our profitability or reputation. Any long-term decline in deposit funding would adversely affect our liquidity, but we believe our funding sources are adequate to meet any significant unanticipated deposit withdrawal. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.
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

We are subject to stringent capital requirements.
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

In particular, the capital requirements applicable to us under the Basel III rules, which became fully phased-in on January 1, 2019 required us to satisfy additional, more stringent, capital adequacy standards. A failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity. In July 2023, federal agencies jointly proposed revisions to the Basel III rules to implement the Basel Committee’s 2017 standards and make other changes. Subsequently, federal banking regulators have signaled that they expect to issue a revised proposal as early as 2026, thought contents of the potential revised proposal are not yet known.
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
As a fund manager, we from time-to-time engage in stockholder activism, pressing issuers on a range of corporate governance topics. This engagement has caused and could cause increased scrutiny over our own corporate governance activities. Any failure, or perceived failure, in our own corporate governance practices could damage our reputation adversely affecting our business, results of operations or financial condition.
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
In October 2024, the CFPB finalized the required rule making on Personal Financial Data Rights rule to promote “open and decentralized banking” by requiring covered institutions to allow customers to authorize the transfer of certain customer information to other financial institutions. This rule enables greater competition among banks and non-banks for consumer market share, which could have a material adverse effect on our business, financial condition or results of operations. However, the rule's rollout is currently delayed by a "stop work" order issued by the CFPB in early 2025.

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
The current presidential administration is implementing a regulatory reform agenda that is significantly different from that of the prior administration, impacting the rule making, supervision, examination and enforcement of the banking regulation agencies and our ability to respond to those changes. The 2025 GENIUS Act and related federal mandates, as well as NYDFS rulemaking, to curb “debanking” limits our ability to manage credit and reputational risk, potentially resulting in increased compliance costs to justify account closures, heightened exposure to fraud and AML losses resulting from our limited ability to terminate relationships with customers in high-risk sectors, and adverse impacts on our operational efficiency because of the 30-day mandatory notice period for most account closures. Furthermore, these anti-debanking measures may expose us to customer-led litigation alleging violation of fair access standards. For a more detailed description of anti-debanking measures, see “Fair Lending Requirements.”
Our compliance with banking regulations is costly and restricts some of our other activities besides account closures, including payment of dividends, mergers and acquisitions, investments, loans and interest rates and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our business. If, as a result of an exam, a banking agency were to determine that the financial condition, capital adequacy, asset quality, asset concentration, earnings prospects, management, liquidity sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management are in violation of any law or regulation, the banking agency could take a number of different remedial actions as it deems appropriate.
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
We may become the target of public criticism, litigation and regulatory and enforcement actions because of our ESG products and our social responsibility mission. For example, anti-debanking regulations promulgated under the GENIUS Act and at the NYDFS target financial institutions that will not lend or have made statements about not lending to certain industries. The potential impact of anti-debanking regulations on our business is discussed under the risk factor, “The banking industry is heavily regulated and that regulation, together with any future legislation or regulatory changes, could limit or restrict our activities and adversely affect our operations or financial results.”
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
A significant percentage of our common stock is currently held by investment funds affiliated with an amalgamation of Workers United and numerous joint boards, locals or similar organizations authorized under the constitution of Workers United (the “Workers United Related Parties”). Workers United Related Parties own approximately 38% of our common stock. Significant stockholders will have a greater ability than our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, including mergers and acquisition transactions, amendments to our certificate of incorporation and bylaws, and other extraordinary corporate matters. The interests of these investors could conflict with the interests of our other stockholders, and any future transfer by these investors of their shares of common stock to other investors who have different business objectives could adversely affect our business, results of operations, financial condition, prospects or the market value of our common stock.
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
•Continuous training on cybersecurity best practices to our employees.
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
The Chief Information Security Officer (“CISO”), under the supervision of the Company’s Chief Risk Executive, in coordination with the Company’s executive team, which includes our CEO, CFO, Chief Information and Operations Officer ("CIOO"), Chief Technology Officer (“CTO”), and Chief Legal Officer (“CLO”), works collaboratively across the Company to implement the Information Security Program, which is designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans.
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
During the year ended December 31, 2025, the Company contracted with an interim CISO, upon the departure of the prior CISO. The current interim CISO had previously served as the Company's interim CISO from October of 2023 to June 2024 and interim CTO from July of 2022 through October of 2023. Additionally this contractor served in various roles in information technology and information security for over 25 years, including serving as the CISO and CTO, respectively, of two large public financial services companies. The interim CISO has also performed Information Security leadership roles in two technology companies assessing and managing cyber risk on large amounts of data.
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
Incident Response and Recovery Planning
The Company has established and maintains comprehensive incident response and recovery plans that fully address the Company’s timely and effective response to a cybersecurity incident, and such plans are tested and evaluated on an annual basis. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Executive Response Team of the Company and as guided by the Company’s Chief Risk Executive, to the Risk Committee when appropriate.

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

Item 2. Properties.
As of December 31, 2025, our three branch offices in New York City, one branch office in Washington, D.C., one branch office in San Francisco, and one commercial office in Boston are leased. We also lease an office in New York City that serves as our corporate headquarters.
During the year ended December 31, 2025, the Company entered into a new fifteen-year leases for the Company's headquarters in New York City, which will replace the current headquarters, a new office in Oakland, and a new branch in New York City, which replaces an existing branch. These leases are expected to commence in 2026.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders of Record
Our common stock is listed on The NASDAQ Global Market under the symbol “AMAL.” As of December 31, 2025, we had 29,818,424 shares of common stock outstanding and approximately 200 stockholders of record.
Dividend Policy
We have historically paid a quarterly cash dividend, and intend to continue paying a quarterly cash dividend per share on our common stock, although we may elect not to pay dividends or to change the amount of such dividends. Any actual determination relating to our dividend policy and the declaration of future dividends will be made, subject to applicable law and regulatory approvals, by our Board of Directors and will depend on a number of factors, including: (1) our historical and projected financial condition, liquidity and results of operations, (2) our capital levels and needs, (3) tax considerations, (4) any acquisitions or potential acquisitions that we may examine, (5) statutory and regulatory prohibitions and other limitations, (6) the terms of any credit agreements or other borrowing arrangements that restrict our ability to pay cash dividends, (7) general economic conditions and (8) other factors deemed relevant by our Board of Directors.
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

Stock Performance Graph
The following stock performance graph compares the cumulative total shareholder returns for the Company's common stock, Nasdaq Composite Index and the KBW Regional Bank Index for the last five fiscal years. The graph assumes that an investor originally invested $100 in shares of the Bank's common stock at its closing price on December 31, 2020, and assumes reinvestment of dividends and other distributions to stockholders. The following stock performance graph and related information shall not be deemed to be “soliciting material” or “filed” with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filings under the Exchange Act, except to the extent we specifically incorporate it by reference into such filing. The stock performance graph represents past performance and should not be considered an indication of future performance.

	Cumulative Total Returns Period Ending
	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Nasdaq Composite Index	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
KBW Regional Bank Index	100.00	133.20	120.61	115.77	126.88	131.08
Amalgamated Financial Corp.	100.00	122.05	167.69	196.07	243.60	233.11

Repurchases of Equity Securities
The following table contains information regarding purchases of our common stock during the three months ended December 31, 2025 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

	Issuer Purchases of Equity Securities
	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
October 1 through October 31, 2025	203,829	$27.39	178,266	$15,075,153
November 1 through November 30, 2025	122,510	27.84	122,324	$11,669,731
December 1 through December 31, 2025	8,861	30.78	8,861	$11,396,987
Total	335,200	$27.64	309,451
(1) Includes 25,749 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 309,451 shares repurchased pursuant to the share repurchase program described in Note (2).
(2) Effective March 10, 2025, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $40 million of its common stock (the "2025 Share Repurchase Program"). The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under the 2025 Share Repurchase Program, $8.6 million of common stock was purchased during the quarter ended December 31, 2025. Shares repurchased under the 2025 Share Repurchase Program are returned to the Company's treasury stock.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 6.      [Reserved]
Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
The following is a discussion of our consolidated financial condition as of December 31, 2025, as compared to December 31, 2024, and our results of operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
This discussion generally focuses on 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. Discussions of 2023 results and year-to-year comparisons between 2024 and 2023 can be found in the Management's Discussion and Analysis located in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 6, 2025.
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
Overview
Our Business
Amalgamated Financial Corp., a Delaware public benefit corporation was formed on August 25, 2020 to serve as the holding company for the Bank, which was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. On March 1, 2021, the Company acquired all of the outstanding stock of the Bank and the Bank became the sole subsidiary of the Company. Although we are no longer majority union-owned, The Amalgamated Clothing Workers of America’s successor, Workers United, an affiliate of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 38% of our equity as of December 31, 2025. As of December 31, 2025, our total assets were $8.87 billion, our total loans, net of deferred fees and allowance were $4.90 billion, our total deposits were $7.95 billion, and our stockholders' equity was $794.5 million. As of December 31, 2025, our trust business held $38.63 billion in assets under custody and $16.63 billion in assets under management.
We offer a complete suite of commercial and retail banking, investment management and trust and custody services. Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our three branch offices across New York City, one branch office in Washington, D.C., one branch office in San Francisco, one commercial office in Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Product line includes residential mortgage loans C&I loans, CRE loans, multifamily mortgages, consumer loans (predominantly residential solar) and a variety of commercial and consumer deposit products, including non-interest bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services and the availability of a nationwide network of ATMs for our customers.
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
Critical Accounting Estimates
Our consolidated financial statements are prepared based on the application of generally accepted accounting policies ("GAAP") in the United States, or GAAP, the most significant of which are described in Note 1 of our audited consolidated financial statements, starting on page 84 of this report. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statements. In particular, management has identified accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements. Management has presented the application of these policies to the Audit Committee of our Board of Directors.
The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements, which begin on page 84 of this report.
Allowance for credit losses on loans
Methods and Assumptions Underlying the Estimate
The allowance for credit losses is established and maintained through a provision for credit losses based on expected losses inherent in our loan portfolio. Management evaluates the adequacy of the allowance on a quarterly basis, and additions to the allowance are charged to expense and subsequent changes (favorable and unfavorable) in expected credit losses are recognized immediately in net income as a credit loss expense or a reversal of credit loss expense. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed, and expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of inherently uncertain matters.

As described in Note 5 of the consolidated financial statements, the Company enhanced its allowance for credit loss ("ACL") calculation during 2025, which included a change in its ACL software vendor. The enhancement is intended to better align the estimation process with the nature and risk profile of the Company's loan portfolio, while enhancing operational efficiency and consistency in application. The enhancement did not have a material impact to the Company's financial statements. See Note 5 of our consolidated financial statements for additional information related to the change.

For segments other than the consumer solar loan segment, we calculate the quantitative portion of the allowance for credit losses using the discounted cash flow methodology ("DCF") whereby the amortized cost basis of the loan is compared to the net present value of expected cash flows to be collected. For segments with reserves calculated under the DCF model, a peer group by segment is used to develop periodic default rates, and statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of that peer group of banks. The DCF model includes a four-quarter reasonable and supportable economic forecast period followed by a four-quarter straight-line reversion to historical loss rates. In addition, the model incorporates assumptions for curtailment rates and recovery lag periods in its calculation of quantitative allowance.

For the consumer solar loan segment, the weighted average remaining maturity ("WARM") methodology calculates expected credit losses based on historical loss rates and forecasts those losses over the weighted average remaining maturity of the portfolio. The core assumption of the WARM methodology is based on use of internal loss data applied to a straight-line balance reduction, which aligns with the nature of repayment of these loans as well as the Company’s strategy of portfolio runoff.

Adjustments to the quantitative results for both DCF and WARM models are made using qualitative factors. These factors include: (1) borrowers' financial condition; (2) borrowers' ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions. Factors are weighted based on level of impact and assigned a risk rating that determine the amount of required qualitative reserves. The level of impact and risk ratings are evaluated each quarter.

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

The Company assesses the sensitivity of key assumptions and economic forecasts utilized by the DCF model by segment at least annually by stressing assumptions and forecasts to understand the impact on the model. Key assumptions include peer groups per segment, macroeconomic variables used in our economic forecasts, and prepayment speeds. We apply benchmark rates for the prepayment and curtailment assumptions for statistical reference.

While management utilizes its best judgment and information available, the ultimate adequacy of our allowance is dependent upon a variety of factors beyond our control which are inherently difficult to predict, the most significant being the macroeconomic forecasts. As economic conditions can change, the anticipated amount of estimated loan defaults and losses, and therefore the adequacy of the allowance, could change significantly. Economic conditions more favorable than forecasted could lead to reductions in the amount of the allowance, and conversely conditions more adverse than forecasted could require increases in the amount of the allowance. The Company selects the economic forecast that is most reflective of expectations at that point in time, and changes could significantly impact the calculated estimated credit losses. To understand the impact of economic forecast changes on the ACL, we applied an adverse economic scenario to our DCF model. Consumer solar loans are not considered in this assessment as economic forecasts do not impact the WARM methodology. Compared to our December 31, 2025 baseline scenario, the adverse scenario assumes a 25 basis point lower GDP and a 18 basis point higher unemployment rate. This resulted in an increase in reserves by approximately 3%.
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
Net income for the year ended December 31, 2025 was $104.4 million, or $3.41 per average diluted share, compared to $106.4 million, or $3.44 per average diluted share, for the same period in 2024. The $2.0 million decrease was primarily due an increase in non-interest expense of $12.4 million, an increase in provision for credit losses of $6.0 million, and a decrease of non-interest income of $2.3 million, partially offset by net interest income which increased by $15.4 million and a decrease in income tax expense of $3.5 million.
Net Interest Income
Net interest income, representing interest income less interest expense, is a significant contributor to our revenues and earnings. We generate interest income from interest, dividends and prepayment fees on interest-earning assets, including loans, investment securities and other short-term investments. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, Federal Home Loan Bank of New York ("FHLBNY") advances, subordinated debt, and other borrowings. To evaluate net interest income, we measure and monitor (i) yields on our loans and other interest-earning assets, (ii) the costs of our deposits and other funding sources, (iii) our net interest spread and (iv) our net interest margin. Net interest spread is equal to the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is equal to the annualized net interest income divided by average net interest-earning assets. Average balances were derived from average daily balances. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources.
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

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$136,810	$5,341	3.90%	$176,830	$8,669	4.90%	$142,053	$5,779	4.07%
Securities(1)	3,384,246	172,553	5.10%	3,295,597	171,308	5.20%	3,250,788	160,298	4.93%
Resell agreements	51,554	3,719	7.21%	89,312	5,939	6.65%	10,233	705	6.89%
Total loans (2)(3)	4,720,351	240,616	5.10%	4,479,038	215,380	4.81%	4,259,195	191,295	4.49%
Total interest-earning assets	8,292,961	422,229	5.09%	8,040,777	401,296	4.99%	7,662,269	358,077	4.67%
Non-interest-earning assets:
Cash and due from banks	6,146			5,970			5,140
Other assets	211,921			218,033			208,902
Total assets	$8,511,028			$8,264,780			$7,876,311

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,465,877	$114,209	2.56%	$3,699,972	$99,362	2.69%	$3,344,407	$59,818	1.79%
Time deposits	213,261	7,345	3.44%	210,599	7,706	3.66%	167,167	3,452	2.07%
Brokered CDs	—	—	0.00%	122,035	6,393	5.24%	364,833	17,854	4.89%
Total interest-bearing deposits	4,679,138	121,554	2.60%	4,032,606	113,461	2.81%	3,876,407	81,124	2.09%
Borrowings	88,817	2,891	3.26%	140,539	5,405	3.85%	350,039	15,642	4.47%
Total interest-bearing liabilities	4,767,955	124,445	2.61%	4,173,145	118,866	2.85%	4,226,446	96,766	2.29%
Non-interest-bearing liabilities:
Demand and transaction deposits	2,929,346			3,373,047			3,045,013
Other liabilities	61,126			69,245			73,770
Total liabilities	7,758,427			7,615,437			7,345,229
Stockholders' equity	752,601			649,343			531,082
Total liabilities and stockholders' equity	$8,511,028			$8,264,780			$7,876,311

Net interest income / interest rate spread		$297,784	2.48%		$282,430	2.14%		$261,311	2.38%
Net yield on interest-earning assets / net interest margin	$3,525,006		3.59%	$3,867,632		3.51%	$3,435,823		3.41%

Total Cost of Deposits			1.60%			1.53%			1.17%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Amounts are net of deferred origination fees and costs. With the adoption of the current expected credit losses ("CECL") standard on January 1, 2023, the average balance of the allowance for credit losses on loans was reclassified for all presented periods to other assets to allow for comparability.
(3) Includes prepayment penalty income in 2025, 2024, and 2023 of $1.1 million, $0.1 million, and $0.1 million, respectively.
Net interest income was $297.8 million for the year ended December 31, 2025, compared to $282.4 million for the same period in 2024. The $15.4 million, or 5.4% increase was primarily attributable to an increase in yields earned on loans. These impacts are partially offset by an increase in interest expense and average balances of interest-bearing deposits.
Net interest spread was 2.48% for the year ended December 31, 2025, compared to 2.14% for the same period in 2024, an increase of 34 basis points. Our net interest margin was 3.59% for the year ended December 31, 2025, an increase of 8 basis points from 3.51% in the same period in 2024. This was largely due to the continued loan growth, as well as increase in yields earned on loans outpacing the increase in the cost of deposits.
The yield on average earning assets was 5.09% for the year ended December 31, 2025, compared to 4.99% for the same period in 2024, an increase of 10 basis points. This increase was driven primarily by an increase in average loan balances as well as loan yields.
The average rate on interest-bearing liabilities was 2.61% for the year ended December 31, 2025, compared to 2.85% for the same period in 2024, a decrease of 24 basis points. This decrease was driven primarily by a decrease in market rates paid on deposits due to several cuts in the federal funds rate, and a decrease in brokered certificate of deposits, partially offset by an increase in average balance of deposits, particularly in savings, NOW, and money market deposits. Non-interest-bearing deposits represented 39% of average deposits for the year ended December 31, 2025, compared to 46% for the year ended December 31, 2024.
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

	Year Ended December 31, 2025 over December 31, 2024
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$(1,774)	$(1,554)	$(3,328)
Securities	4,583	(3,338)	1,245
Resell Agreements	(2,529)	309	(2,220)
Total loans, net	11,947	13,289	25,236
Total interest income	12,227	8,706	20,933

Interest-bearing liabilities:
Savings, NOW and money market deposits	20,414	(5,567)	14,847
Time deposits	95	(456)	(361)
Brokered CDs	(6,393)	—	(6,393)
Total deposits	14,116	(6,023)	8,093
Borrowings	(2,172)	(342)	(2,514)
Total interest expense	11,944	(6,365)	5,579

Change in net interest income	$283	$15,071	$15,354
Provision for Credit Losses
We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.

Provision for credit losses totaled an expense of $16.3 million for the year ended December 31, 2025, compared to an expense of $10.3 million for the same period in 2024. For the year ended December 31, 2025, the provision for credit losses on loans totaled $17.6 million, the provision for credit losses on securities totaled $39.6 thousand, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $1.4 million. For the year ended December 31, 2024, the provision for credit losses on loans totaled $10.4 million, the provision for credit losses on securities totaled $18.8 thousand, and the provision for credit losses on off-balance sheet credit exposures was a release of reserves of $50.0 thousand. Overall, the provision expense on loans was primarily driven by charge-offs on consumer solar and business banking portfolios, a charge-off for one syndicated commercial and industrial loan in connection with a note sale, a charge-off for one multi-family loan in connection with a transfer to held-for-sale, and increases in specific reserves, partially offset by release of reserves in the one-to-four family residential real estate and consumer solar loan portfolios as a result of the Company's portfolio runoff strategy.
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
The following table presents our non-interest income for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Trust Department fees	$16,181	$15,186	$15,175
Service charges on deposit accounts	17,502	32,178	10,999
Bank-owned life insurance income	3,124	2,498	2,882
Losses on sale of securities and other assets, net	(3,431)	(9,698)	(7,392)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	(2,720)	(8,197)	32
Equity method investments income (loss)	(1,733)	(831)	4,932
Other income	2,017	2,079	2,708
Total non-interest income	$30,940	$33,215	$29,336
Non-interest income was $30.9 million for the year ended December 31, 2025, compared to $33.2 million for the same period in 2024, a decrease of $2.3 million. The decrease of $2.3 million was primarily due to a $14.8 million decrease in service charges on deposit accounts primarily due to decreases in IntraFi Insured Cash Sweep network ("ICS") One-Way Sell income, offset by a $6.3 million decrease in losses on the sale of securities, and a $5.5 million decrease in losses on sale of loans and change in fair value on loans held-for-sale.
Service charges on deposit accounts includes service charges income generated from our retail deposit business, which includes a custodial deposit transference structure through the ICS for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. In return for record keeping services at Program Banks, the Company receives a servicing charge. For the fiscal year ended December 31, 2025, the Company recognized $2.4 million in servicing charge income attributable to our off-balance sheet deposit strategy, compared to $17.2 million for the year ended December 31, 2024.
Trust Department fees consist of fees we receive in connection with our investment advisory and custodial management services of investment accounts. Our Trust Department fees were $16.2 million in the year ended December 31, 2025, an increase of $1.0 million, or 6.6%, from same period in 2024.

Equity method investments income consists of income from solar tax equity investments. For equity method investments not compliant with ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax

Credit Structures Using the Proportional Amortization Method. the recognition of tax credits upon initial investment, which is considered income from these investments, is volatile before achieving steady state. In the early stages of the investment, accelerated depreciation of the value of the investment creates net losses, after which steady state income is achieved, generally within four quarters of the initial investment. Equity method investments loss was $1.7 million in the year ended December 31, 2025, compared to a loss of $0.8 million for the same period in 2024. During the year ended December 31, 2025, the Bank invested in a solar tax equity investment that was compliant with ASU 2023-02. The tax credits from this equity investment are recognized as benefits in the tax provision line.
Non-Interest Expense
The following table presents non-interest expense for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Compensation and employee benefits	$98,555	$93,766	$85,774
Occupancy and depreciation	13,385	13,081	13,605
Professional fees	14,301	9,957	9,637
Technology	24,075	19,802	17,744
Office maintenance and depreciation	2,145	2,471	2,830
Amortization of intangible assets	574	730	888
Advertising and promotion	2,353	3,731	4,181
Federal deposit insurance premiums	3,775	3,715	4,018
Other expense	13,083	12,519	12,570
Total non-interest expense	$172,246	$159,772	$151,247
Non-interest expense for the year ended December 31, 2025 was $172.2 million, an increase of $12.5 million from $159.8 million for the year ended December 31, 2024. The increase was primarily due to an $4.8 million increase in compensation expense due to increased headcount, corporate incentive payments, and temporary personnel costs, a $4.3 million increase in professional fees, and a $4.3 million increase in technology expense, offset by a $1.4 million decrease in advertising and promotion expense.
Income Taxes
Provision for income tax expense was $35.7 million for the year ended December 31, 2025, compared to $39.2 million for the same period in 2024. Our effective tax rate was 25.5% for the year ended December 31, 2025, compared to 26.9% for the same period in 2024. The decrease in the effective tax rate was primarily driven by the recognition of a tax credit from a tax equity investment in compliance with ASU 2023-02 during the year ended December 31, 2025.
Financial Condition
Balance Sheet
Total assets were $8.87 billion at December 31, 2025, compared to $8.26 billion at December 31, 2024. Notable changes within individual balance sheet line items include a $768.6 million increase in total deposits, a $286.8 million increase in loans receivable, a $230.5 million increase in cash and equivalents, a $122.3 million increase in investment securities, a $24.9 million increase in resell agreements, and a $244.9 million decrease in borrowings.
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
Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at December 31, 2025 or at December 31, 2024. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.
At December 31, 2025 and December 31, 2024, we had available for sale securities of $1.78 billion and $1.63 billion, respectively.
At December 31, 2025, our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.55 billion at December 31, 2025, and $1.59 billion at December 31, 2024.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $29.8 million at December 31, 2025 and $27.0 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at December 31, 2025 was $0.7 million compared to $0.7 million at December 31, 2024. The provision for credit losses for held-to-maturity securities was an expense of $39.6 thousand for the year December 31, 2025 compared to a recovery of $18.8 thousand at December 31, 2024.
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
Accrued interest receivable on available for sale debt securities totaled $11.8 million at December 31, 2025, and $11.7 million at December 31, 2024, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost for held-to-maturity securities, as of the dates indicated.

	December 31, 2025		December 31, 2024		December 31, 2023
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$567,070	17.0%	$508,158	15.8%	$480,615	15.1%
Non-GSE certificates & CMOs	273,232	8.2%	214,175	6.7%	196,860	6.2%
ABS	629,168	18.8%	652,334	20.3%	627,635	19.7%
Corporate	95,504	2.9%	98,315	3.1%	120,741	3.8%
Other	15,075	0.5%	4,065	0.1%	3,888	0.1%

PACE assessments:
Residential PACE assessments	203,502	6.1%	152,011	4.7%	53,303	1.7%

Total available for sale	1,783,551	53.5%	1,629,058	50.7%	1,483,042	46.6%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	184,690	5.5%	188,194	5.9%	194,329	6.1%
Non-GSE certificates & CMOs	69,198	2.1%	73,850	2.3%	79,406	2.5%
ABS	156,020	4.7%	215,161	6.7%	279,916	8.8%
Municipal	64,083	1.9%	65,090	2.0%	66,635	2.1%
Corporate	3,000	0.1%	—	—%	—	—%

PACE assessments:
Commercial PACE assessments	327,735	9.8%	268,692	8.4%	258,306	8.1%
Residential PACE assessments	750,033	22.5%	775,922	24.0%	818,963	25.8%

Total held-to-maturity	1,554,759	46.5%	1,586,909	49.3%	1,697,555	53.4%

Total securities	$3,338,310	100.0%	$3,215,967	100.0%	$3,180,597	100.0%

The following table shows contractual maturities and yields for the available for sale and held-to-maturity securities portfolios:

Contractual Maturity as of December 31, 2025
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$20,364	4.0%	$89,027	4.2%	$471,055	4.5%
Non-GSE certificates & CMOs	—	—%	21,750	5.4%	—	—%	260,037	4.3%
ABS	949	5.1%	14,632	5.8%	93,109	5.2%	529,945	5.0%
Corporate	15,003	4.9%	17,996	6.5%	67,001	4.0%	—	—%
Other	200	4.3%	—	0.0%	—	—%	14,990	3.7%

PACE assessments:
Residential PACE assessments	122	8.7%	2,688	8.1%	8,878	7.5%	188,315	7.3%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	0.0%	14,348	3.1%	25,540	2.9%	144,802	3.0%
Non-GSE certificates & CMOs	—	0.0%	—	0.0%	—	0.0%	69,198	2.0%
ABS	—	0.0%	—	0.0%	55,151	5.4%	100,869	4.0%
Municipal	—	0.0%	9,479	3.7%	13,046	3.4%	41,558	2.5%
Corporate	—	0.0%	—	0.0%	3,000	7.0%	—	0.0%

PACE assessments:
Commercial PACE assessments	—	0.0%	—	0.0%	5,618	7.1%	322,117	5.8%
Residential PACE assessments	2,067	4.2%	7,641	4.9%	30,285	4.9%	710,040	5.4%

Total securities	$18,341	4.9%	$108,898	4.9%	$390,655	4.5%	$2,852,926	4.9%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of December 31, 2025:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	% Not Rated	Total
CLO Commercial & Industrial	$541,247	69%	3.8	100%	98%	2%	0%	0%	0%	100%
Consumer	183,326	23%	4.6	0%	31%	34%	35%	0%	0%	100%
Mortgage	36,636	5%	1.6	100%	100%	0%	0%	0%	0%	100%
Student	23,979	3%	4.3	38%	67%	33%	0%	0%	0%	100%
Total Securities:	$785,188	100%	3.9	75%	82%	10%	8%	0%	0%	100%
Loans
Lending-related income is an important component of our net interest income and is a main driver of our results of operations. Total loans, net of deferred origination fees and allowance for credit losses, were $4.90 billion as of December 31, 2025 compared to $4.61 billion as of December 31, 2024. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending.
The following table sets forth the composition of our loan portfolio, as of December 31, 2025 and December 31, 2024:

(In thousands)	December 31, 2025		December 31, 2024
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,334,794	26.9%	$1,175,490	25.2%
Multifamily	1,643,779	33.2%	1,351,604	28.9%
Commercial real estate	363,266	7.3%	411,387	8.8%
Construction and land development	24,803	0.5%	20,683	0.4%
Total commercial portfolio	3,366,642	67.9%	2,959,164	63.3%

Retail portfolio:
Residential real estate lending	1,237,791	25.0%	1,313,617	28.1%
Consumer solar	325,154	6.6%	365,516	7.8%
Consumer and other	27,686	0.5%	34,627	0.8%
Total retail portfolio	1,590,631	32.1%	1,713,760	36.7%
Total loans	4,957,273	100.0%	4,672,924	100.0%

Allowance for credit losses	(57,586)		(60,086)
Total loans, net	$4,899,687		$4,612,838
Commercial loan portfolio
Our commercial loan portfolio comprised 67.9% of our total loan portfolio at December 31, 2025 and 63.3% of our total loan portfolio at December 31, 2024. The major categories of our commercial loan portfolio are discussed below:
Commercial & Industrial ("C&I"). Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at December 31, 2025 by exposure was $7.9 million with a median size of $0.6 million. We have shifted our lending strategy to focus on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.33 billion at December 31, 2025, which comprised 26.9% of our total loan portfolio. During the year ended 2025, the C&I loan portfolio increased by 13.6% from $1.18 billion at December 31, 2024.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 81% of their exposure in New York City—our largest geographic concentration. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV of our multifamily loans is approximately 56%.
Our multifamily loans totaled $1.64 billion at December 31, 2025, which comprised 33.2% of our total loan portfolio. During the year ended 2025, the multifamily loan portfolio increased by 21.6% from $1.35 billion at December 31, 2024.
CRE. Our CRE loans are used to purchase or refinance office buildings, owner-occupied office buildings, retail centers, industrial facilities and mixed-used buildings. CRE loans have 64% of their exposure in New York City. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average LTV, based on underwriting appraisal value, of our CRE loans is approximately 45%.
Our CRE loans totaled $363.3 million at December 31, 2025, which comprised 7.3% of our total loan portfolio. During the year ended December 31, 2025, the CRE loan portfolio decreased by 11.7% from $411.4 million at December 31, 2024.
Retail loan portfolio
Our retail loan portfolio comprised 32.1% of our total loan portfolio at December 31, 2025 and 36.7% of our loan portfolio at December 31, 2024. The major categories of our retail loan portfolio are discussed below:
Residential real estate lending. Our residential one-to-four family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. These loans were either originated by our loan officers or purchased from other originators with the servicing retained by such originators. Our residential real estate lending portfolio is 99% first mortgage loans and 1% second mortgage loans. As of December 31, 2025, approximately 80% of our residential one-to-four family mortgage loans were either originated by our loan officers or were acquired in our acquisition of New Resource Bank, and approximately 20% were purchased or acquired. Our residential real estate lending loans totaled $1.24 billion at December 31, 2025, which comprised 77.8% of our retail loan portfolio and 25.0% of our total loan portfolio. During the year ended December 31, 2025, our residential real estate lending loans decreased by 5.8% from $1.31 billion at December 31, 2024. Beginning in February 2026, in order to maintain strong client relationships, the Company entered into a marketing services agreement with Embrace Home Loans to refer its customers for residential loans services, while advancing its broader strategic focus.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code ("UCC") financing statements. Our consumer solar portfolio is fully acquired and is in run-off mode. Our consumer solar loans totaled $325.2 million at December 31, 2025, which comprised 6.6% of our total loan portfolio, compared to $365.5 million, or 7.8%, of our total loan portfolio at December 31, 2024.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $27.7 million at December 31, 2025, which comprised 0.5% of our total loan portfolio, compared to $34.6 million, or 0.8% of our total loan portfolio, at December 31, 2024.
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
The following table summarizes our loans held for investment portfolio at December 31, 2025 by maturity date.

(In thousands)	One year or less	After one but within five years	After 5 years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$269,893	$507,457	$399,717	$157,727	$1,334,794
Multifamily	155,530	1,237,587	249,857	805	1,643,779
Commercial real estate	22,197	284,284	35,624	21,161	363,266
Construction and land development	16,172	8,631	—	—	24,803

Retail Portfolio:
Residential real estate lending	71	7,042	68,986	1,161,692	1,237,791
Consumer solar	71	4,325	90,088	230,670	325,154
Consumer and other	124	987	18,829	7,746	27,686
Total Loans	$464,058	$2,050,313	$863,101	$1,579,801	$4,957,273
The following table presents our loans held for investment with maturity due after December 31, 2026:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$604,402	$460,499	$1,064,901
Multifamily	1,456,917	31,332	1,488,249
Commercial real estate	334,843	6,226	341,069
Construction and land development	—	8,631	8,631

Retail Portfolio:
Residential real estate lending	710,478	527,242	1,237,720
Consumer solar	325,083	—	325,083
Consumer and other	27,107	455	27,562
Total Loans	$3,458,830	$1,034,385	$4,493,215
Allowance for Credit Losses
With the adoption of the CECL standard, the allowance for credit losses for the year ended December 31, 2025, December 31, 2024 and December 31, 2023 is calculated under the expected credit losses model. We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio. The following table presents, by loan type, the changes in the allowance for the periods indicated.

	Year Ended December 31,
(In thousands)	2025	2024	2023

Balance at beginning period	$60,086	$65,691	$45,031
Adoption of ASU No. 2016-13	—	—	21,229
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(10,366)	(8,144)	(1,726)
Multifamily	(2,471)	(510)	(2,367)
Construction and land development	—	—	(4,664)
Retail portfolio:
Residential real estate lending	(304)	(1,182)	(65)
Consumer solar	(10,140)	(7,694)	(6,966)
Consumer and other	(171)	(320)	(270)
Total loan charge-offs	(23,452)	(17,850)	(16,058)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	297	78	53
Multifamily	—	—	20
Construction and land development	—	398	—
Retail portfolio:
Residential real estate lending	782	992	706
Consumer solar	2,153	372	1,211
Consumer and other	84	52	36
Total loan recoveries	3,316	1,892	2,026
Net charge-offs	(20,136)	(15,958)	(14,032)
Provision for credit losses	17,636	10,353	13,463
Balance at end of period	$57,586	$60,086	$65,691
The allowance for credit losses decreased $2.5 million to $57.6 million at December 31, 2025 from $60.1 million at December 31, 2024. See Note 5 of our consolidated financial statements for additional information related to the change. The ratio of allowance to total loans was 1.16% at December 31, 2025 and 1.29% at December 31, 2024.
At December 31, 2025, the allowance for credit losses on held-to-maturity securities was $0.7 million compared to $0.7 million at December 31, 2024.

Allocation of Allowance for Credit Losses on Loans
The following table presents the allocation of the allowance and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At December 31, 2025		At December 31, 2024		At December 31, 2023
(In thousands)	Amount	% of total loans	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$13,276	26.9%	$13,505	25.2%	$18,331	22.9%
Multifamily	4,792	33.2%	2,794	28.9%	2,133	26.1%
Commercial real estate	1,779	7.3%	1,600	8.8%	1,276	8.0%
Construction and land development	1,506	0.5%	1,253	0.4%	24	0.5%
Total commercial portfolio	$21,353	67.9%	$19,152	63.3%	$21,764	57.5%

Retail Portfolio:
Residential real estate lending	7,157	25.0%	9,493	28.1%	13,273	32.3%
Consumer solar	28,149	6.6%	29,095	7.8%	27,978	9.3%
Consumer and other	927	0.5%	2,346	0.8%	2,676	0.9%
Total retail portfolio	$36,233	32.1%	$40,934	36.7%	$43,927	42.5%
Total allowance for credit losses on loans	$57,586		$60,086		$65,691
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of dates indicated:

	December 31, 2025		December 31, 2024
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.9%	$—	11.9%
Non-GSE certificates & CMOs	41	4.5%	49	4.7%
ABS	—	10.1%	—	13.6%
Municipal	—	4.1%	—	4.1%
Total traditional securities	$41	30.6%	$49	34.3%

PACE assessments:
Commercial PACE assessments	$328	21.1%	$268	16.9%
Residential PACE assessments	375	48.3%	387	48.8%
Total retail portfolio	$703	69.4%	$655	65.7%

Total allowance for credit losses on securities	$744		$704

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

The following table sets forth information about our nonperforming assets as of December 31, 2025, December 31, 2024 and December 31, 2023:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Loans 90 days past due and accruing	$—	$—	$—
Nonaccrual loans held for sale	930	4,853	989
Nonaccrual loans - Commercial	22,108	16,041	23,189
Nonaccrual loans - Retail	5,607	4,968	9,994
Nonaccrual securities	6	8	31
Total nonperforming assets	$28,651	25,870	34,203

Nonaccrual loans:
Commercial and industrial	$713	$872	$7,533
Multifamily	10,316	—	—
Commercial real estate	—	4,062	4,490
Construction and land development	11,079	11,107	11,166
Total commercial portfolio	22,108	16,041	23,189

Residential real estate lending	2,419	1,771	7,218
Consumer solar	3,129	2,827	2,673
Consumer and other	59	370	103
Total retail portfolio	5,607	4,968	9,994
Total nonaccrual loans	$27,715	21,009	33,183

Nonperforming assets to total assets	0.32%	0.31%	0.43%
Nonaccrual assets to total assets	0.32%	0.31%	0.43%
Nonaccrual loans to total loans	0.56%	0.45%	0.75%
Allowance for credit losses on loans to nonaccrual loans	207.78%	286.00%	197.97%
Allowance for credit losses on loans to total loans	1.16%	1.29%	1.49%
Net charge-offs to average loans	0.43%	0.36%	0.33%

Ratio of net recoveries (charge-offs) to average loans outstanding during the period:
Commercial and industrial	(0.80)%	(0.74)%	(0.17)%
Multifamily	(0.16)%	(0.04)%	(0.22)%
Commercial real estate	—%	—%	—%
Construction and land development	—%	(1.80)%	(15.21)%
Total commercial portfolio	(0.40)%	(0.33)%	(0.36)%

Residential real estate lending	0.04%	(0.01)%	0.05%
Consumer solar	(2.31)%	(1.89)%	(1.39)%
Consumer and other	(0.28)%	(0.71)%	(0.53)%
Total retail portfolio	(0.46)%	(0.43)%	(0.29)%
Total	(0.42)%	(0.37)%	(0.33)%

Nonperforming assets totaled $28.7 million, or 0.32% of period-end total assets at December 31, 2025, an increase of $2.8 million, compared with $25.9 million, or 0.31% of period-end total assets at December 31, 2024. Nonperforming assets at December 31, 2025 compared to December 31, 2024 had notable changes including a $10.3 million increase in multifamily loans on nonaccrual status, partially offset by a $4.0 million decrease in commercial real estate loans on nonaccrual status, and a $3.9 million decrease in held for sale nonaccrual loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $99.8 million, or 1.1% of total assets, at December 31, 2025, and $109.4 million, or 1.3% of total assets, at December 31, 2024.
Resell Agreements
As of December 31, 2025, we entered into $48.7 million in short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted interest rate of 6.00%. As of December 31, 2024, we entered into $23.7 million of short term investments of resell agreements backed by residential first-lien mortgage loans, with a weighted interest rate of 6.91%.
Deferred Tax Asset
We had deferred tax assets, net of deferred tax liabilities, of $30.8 million at December 31, 2025 and $42.4 million at December 31, 2024. As of December 31, 2025, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $7.95 billion at December 31, 2025, compared to $7.18 billion at December 31, 2024. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco, and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, Political Action Committee ("PACs"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of December 31, 2025 and December 31, 2024, we had approximately $1.73 billion and $969.6 million, respectively, in on-balance sheet and off-balance sheet political deposits which are primarily in demand deposits.

The following table sets forth the average balance amounts and the average rates paid on deposits held by us for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	2025			2024			2023
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
(In thousands)
Non-interest-bearing demand and transaction deposits	$2,929,346	$—	0.00%	$3,373,047	$—	0.00%	$3,045,013	$—	0.00%
NOW accounts	175,293	1,131	0.65%	187,996	1,887	1.00%	193,765	1,804	0.93%
Money market deposit accounts	3,959,733	108,866	2.75%	3,178,206	92,747	2.92%	2,787,911	54,334	1.95%
Savings accounts	330,851	4,212	1.27%	333,770	4,728	1.42%	362,731	3,680	1.01%
Time deposits	213,261	7,345	3.44%	210,599	7,706	3.66%	167,167	3,452	2.07%
Brokered CDs	—	—	—%	122,035	6,393	5.24%	364,833	17,854	4.89%
	$7,608,484	$121,554	1.60%	$7,405,653	$113,461	1.53%	$6,921,420	$81,124	1.17%

With participation through ICS, our off-balance sheet deposits totaled $1.05 billion at December 31, 2025, and zero at December 31, 2024.
We had uninsured deposits of $4.61 billion, and $3.71 billion for the years ended December 31, 2025, and December 31, 2024, respectively. The increase in uninsured deposits compared to the prior year is driven by overall growth of deposits, as well as movement of deposits in our reciprocal program off-balance sheet.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at December 31, 2025 are summarized as follows:

Maturities as of December 31, 2025
(In thousands)
Within three months	$70,406
After three but within six months	64,561
After six months but within twelve months	57,304
After twelve months	10,950
$203,221
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
At December 31, 2025, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $291.2 million, or 3.3% of total assets, compared to $60.7 million, or 0.7% of total assets at December 31, 2024. The $230.5 million, or 379.4%, increase is due to normal business activities and strategic investment securities sales, offset by paydowns of borrowings and strategic investment securities purchases. Our available for sale securities at December 31, 2025 were $1.78 billion, or 20.1% of total assets, compared to $1.63 billion, or 19.7% of total assets at December 31, 2024. Available for sale securities with an aggregate fair value of $1.15 billion at December 31, 2025 were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential and collateralize municipal deposits. Additionally, as of December 31, 2025 and December 31, 2024, mortgage loans with an unpaid principal balance of $2.33 billion and $2.45 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At December 31, 2025, we had $5.8 million in advances from the FHLBNY and remaining credit availability of $1.97 billion. In addition, we maintain additional borrowing capacity of approximately $946.9 million with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
We also had $63.8 million in subordinated debt, net of issuance costs. Our cash and borrowing capacity totaled $4.26 billion of immediately available funds, in addition to unpledged securities with two-day availability of $486.0 million for total liquidity within two days of $4.74 billion, which provided coverage for 103% of total uninsured deposits.
Capital Resources
Total stockholders’ equity at December 31, 2025 was $794.5 million, compared to $707.7 million at December 31, 2024, an increase of $86.8 million. The increase was primarily driven by $104.4 million in net income and a $26.5 million increase in accumulated other comprehensive income due to the mark to market on our available for sale securities portfolio, offset by $17.3 million in dividends paid, and $32.3 million in stock repurchases.
We are subject to various regulatory capital requirements administered by federal banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by federal banking regulators that, if undertaken, could have a direct material effect on our financial statements.

Basel III regulatory capital rules impose minimum capital requirements for bank holding companies and banks. These rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with consolidated assets of more than $3 billion. In order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain the fully phased in “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of common equity Tier 1 risk-based capital, but the buffer applies to all three measurements (common equity Tier 1 risk-based capital, Tier 1 capital and total capital). The capital conservation buffer is equal to 2.5% of risk-weighted assets.
The following table shows the regulatory capital ratios for the Company and the Bank at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Actual	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
December, 31, 2025
Consolidated:
Total capital to risk weighted assets	$936,532	16.40%	$456,875	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	812,379	14.23%	342,656	6.00%	N/A	N/A
Tier 1 capital to average assets	812,379	9.36%	347,198	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	812,379	14.23%	256,992	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$890,991	15.64%	$455,612	8.00%	$569,515	10.00%
Tier 1 capital to risk weighted assets	830,625	14.58%	341,709	6.00%	455,612	8.00%
Tier 1 capital to average assets	830,625	9.63%	345,109	4.00%	431,387	5.00%
Common equity tier 1 to risk weighted assets	830,625	14.58%	256,282	4.50%	370,185	6.50%

December 31, 2024
Consolidated:
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$829,871	15.35%	$432,493	8.00%	$540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of December 31, 2025 and December 31, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.
Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these obligations by contractual maturity date as of December 31, 2025:

December 31, 2025
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$5,760	$5,760	$—	$—	$—
Subordinated Debt	63,787	—	—	—	63,787
Operating Leases	12,744	9,263	2,578	645	258
Certificates of Deposit	203,197	192,248	10,577	372	—
	$285,488	$207,271	$13,155	$1,017	$64,045
Not included in the above are three leases in which the Company entered into during the year ended December 31, 2025, but the leases have not yet commenced and are expected to commence in 2026. These include a fifteen-year lease for the Company's new headquarters, a thirty-month lease for commercial office location in Oakland, California, and a forty two-month lease for relocation of a branch in New York City.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment investments, with commitments extending through December 2026 and June 2028, respectively. As of December 31, 2025, the estimated remaining commitments under these agreements were $139.5 million and $100.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
During the fourth quarter of 2025, the Company funded $2.4 million to Greenskies Clean Energy LLC as a solar tax equity investment. As part of this investment agreement, the Company committed to additional fundings of $5.6 million which is recognized as a liability on the balance sheet given this future event is unconditional and legally binding.

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of December 31, 2025 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of December 31, 2025	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-16.4%	(312,978)	-3.1%	(10,544)
+200 basis points	-9.7%	(184,432)	-0.4%	(1,373)
+100 basis points	-3.5%	(67,364)	0.7%	2,296
-100 basis points	-1.3%	(24,372)	-2.8%	(9,433)
-200 basis points	-8.7%	(166,303)	-7.3%	(24,481)
-300 basis points	-22.9%	(436,627.0)	-12%	(41,030)
-400 basis points	-48.5%	(924,031.0)	-17%	(57,329)

Item 8.      Financial Statements and Supplementary Data

Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$4,501	$4,042
Interest-bearing deposits in banks	286,716	56,707
Total cash and cash equivalents	291,217	60,749
Securities:
Available for sale, at fair value:
Traditional securities	1,580,049	1,477,047
Property Assessed Clean Energy ("PACE") assessments	203,502	152,011
	1,783,551	1,629,058
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $41 and $49, respectively	476,950	542,246
PACE assessments, net of allowance for credit losses of $703 and $655, respectively	1,077,065	1,043,959
	1,554,015	1,586,205

Loans held for sale	2,814	37,593
Loans receivable, net of deferred loan origination fees and costs	4,957,273	4,672,924
Allowance for credit losses	(57,586)	(60,086)
Loans receivable, net	4,899,687	4,612,838

Resell agreements	48,662	23,741
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	5,009	15,693
Accrued interest receivable	65,128	61,172
Premises and equipment, net	4,685	6,386
Bank-owned life insurance	108,941	108,026
Right-of-use lease asset	9,602	14,231
Deferred tax asset, net	30,750	42,437
Goodwill	12,936	12,936
Intangible assets, net	913	1,487
Equity method investments	7,979	8,482
Other assets	43,947	35,858
Total assets	$8,869,836	$8,256,892

Liabilities
Deposits	$7,949,241	$7,180,605
Borrowings	69,547	314,409
Operating leases	12,255	19,734
Other liabilities	44,329	34,490
Total liabilities	8,075,372	7,549,238
Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,045,377 and 30,809,484 shares issued, respectively, and 29,818,424 and 30,670,982 shares outstanding, respectively)	312	308
Additional paid-in capital	294,134	288,656
Retained earnings	567,269	480,144
Accumulated other comprehensive loss, net of income taxes	(32,088)	(58,637)
Treasury stock, at cost (1,226,953 and 138,502 shares, respectively)	(35,163)	(2,817)
Total stockholders' equity	794,464	707,654
Total liabilities and stockholders’ equity	$8,869,836	$8,256,892
See accompanying notes to consolidated financial statements

Consolidated Statements of Income (Dollars in thousands, except for per share amounts)

	Year Ended December 31,
	2025	2024	2023

INTEREST AND DIVIDEND INCOME
Loans	$240,616	$215,380	$191,295
Securities	176,272	177,247	161,003
Interest-bearing deposits in banks	5,341	8,669	5,779
Total interest and dividend income	422,229	401,296	358,077
INTEREST EXPENSE
Deposits	121,554	113,461	81,124
Borrowed funds	2,891	5,405	15,642
Total interest expense	124,445	118,866	96,766
NET INTEREST INCOME	297,784	282,430	261,311
Provision for credit losses	16,323	10,284	14,670
Net interest income after provision for credit losses	281,461	272,146	246,641
NON-INTEREST INCOME
Trust Department fees	16,181	15,186	15,175
Service charges on deposit accounts	17,502	32,178	10,999
Bank-owned life insurance income	3,124	2,498	2,882
Losses on sale of securities and other assets, net	(3,431)	(9,698)	(7,392)
Gain (loss) on sale of loans and changes in fair value on loans held-for-sale, net	(2,720)	(8,197)	32
Equity method investments income (loss)	(1,733)	(831)	4,932
Other income	2,017	2,079	2,708
Total non-interest income	30,940	33,215	29,336
NON-INTEREST EXPENSE
Compensation and employee benefits	98,555	93,766	85,774
Occupancy and depreciation	13,385	13,081	13,605
Professional fees	14,301	9,957	9,637
Technology	24,075	19,802	17,744
Office maintenance and depreciation	2,145	2,471	2,830
Amortization of intangible assets	574	730	888
Advertising and promotion	2,353	3,731	4,181
Federal deposit insurance premiums	3,775	3,715	4,018
Other expense	13,083	12,519	12,570
Total non-interest expense	172,246	159,772	151,247
Income before income taxes	140,155	145,589	124,730
Income tax expense	35,708	39,155	36,752
Net income	$104,447	$106,434	$87,978
Earnings per common share - basic	$3.44	$3.48	$2.88
Earnings per common share - diluted	$3.41	$3.44	$2.86

See accompanying notes to consolidated financial statements

Consolidated Statements of Comprehensive Income (Loss) (Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023

Net income	$104,447	$106,434	$87,978
Other comprehensive income, net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	56	172	243
Net unrealized gains on securities:
Unrealized holding gains (losses) on securities available for sale	31,269	25,415	22,183
Reclassification adjustment for losses realized in income	3,404	9,698	7,392
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,099	2,232	1,895
Net unrealized gains on securities	36,772	37,345	31,470
Net unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) on cash flow hedges	(255)	514	—
Reclassification adjustment for losses (gains) realized in income	(14)	130	—
Net unrealized gains (losses) on cash flow hedges	(269)	644	—
Other comprehensive income, before tax	36,559	38,161	31,713
Income tax effect	(10,010)	(10,794)	(9,010)
Total other comprehensive income, net of taxes	26,549	27,367	22,703
Total comprehensive income, net of taxes	$130,996	$133,801	$110,681
See accompanying notes to consolidated financial statements

Consolidated Statements of Changes in Stockholders’ Equity (Dollars in thousands)

	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Stockholder's Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2023	30,700,198	$307	$286,947	$330,275	$(108,707)	$—	$508,822	$133	$508,955
Cumulative effect of adoption of ASU No. 2016-13	—	—	—	(17,825)	—	—	(17,825)	—	(17,825)
Balance at January 1, 2023 adjusted for change in accounting principle	30,700,198	307	286,947	312,450	(108,707)	—	490,997	133	491,130
Net income	—	—	—	87,978	—	—	87,978	—	87,978
Common stock issued under Equity Program	43,387	—	25	—	—	779	804	—	804
Dividends declared on common stock	—	—	—	(12,395)	—	—	(12,395)	—	(12,395)
Repurchase of shares	(474,689)	—	—	—	—	(8,315)	(8,315)	—	(8,315)
Exercise of stock options, net of repurchases	28,739	—	(474)	—	—	383	(91)	—	(91)
Restricted stock unit vesting, net of repurchases	130,724	—	(2,953)	—	—	1,816	(1,137)	—	(1,137)
Stock-based compensation expense	—	—	4,687	—	—	—	4,687	—	4,687
Other comprehensive income, net of taxes	—	—	—	—	22,703	—	22,703	—	22,703
Balance at December 31, 2023	30,428,359	307	288,232	388,033	(86,004)	(5,337)	585,231	133	585,364
Net income	—	—	—	106,434	—	—	106,434	—	106,434
Common stock issued under Equity Program	28,138	—	605	—	—	184	789	—	789
Dividends declared on common stock	—	—	—	(14,323)	—	—	(14,323)	—	(14,323)
Redemption of AREMCO class B shares	—	—	(19)	—	—	—	(19)	(133)	(152)
Repurchase of common stock	(35,222)	—	—	—	—	(1,130)	(1,130)	—	(1,130)
Exercise of stock options, net of repurchases	107,110	—	(1,772)	—	—	1,215	(557)	—	(557)
Restricted stock unit vesting, net of repurchases	142,597	1	(3,924)	—	—	2,251	(1,672)	—	(1,672)
Stock-based compensation expense	—	—	5,534	—	—	—	5,534	—	5,534
Other comprehensive income, net of taxes	—	—	—	—	27,367	—	27,367	—	27,367
Balance at December 31, 2024	30,670,982	308	288,656	480,144	(58,637)	(2,817)	707,654	—	707,654
Net income	—	—	—	104,447	—	—	104,447	—	104,447
Common stock issued under Equity Program	30,642	2	1,385	—	—	—	1,387	—	1,387
Dividends declared on common stock	—	—	—	(17,322)	—	—	(17,322)	—	(17,322)
Repurchase of common stock	(1,088,451)	—	—	—	—	(32,346)	(32,346)	—	(32,346)
Exercise of stock options, net of repurchases	43,456	—	(209)	—	—	—	(209)	—	(209)
Restricted stock unit vesting, net of repurchases	161,795	2	(2,616)	—	—	—	(2,614)	—	(2,614)
Stock-based compensation expense	—	—	6,918	—	—	—	6,918	—	6,918
Other comprehensive income, net of taxes	—	—	—	—	26,549	—	26,549	—	26,549
Balance at December 31, 2025	29,818,424	$312	$294,134	$567,269	$(32,088)	$(35,163)	$794,464	$—	$794,464
See accompanying notes to consolidated financial statements

Consolidated Statements of Cash Flows (Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,447	$106,434	$87,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,222	4,703	5,509
Amortization of intangible assets	574	730	888
Deferred income tax expense	1,677	5,175	4,244
Provision for credit losses	16,323	10,284	14,670
Stock-based compensation expense	6,918	5,534	4,687
Net (income) loss from equity method investments	1,733	831	(4,932)
Net loss on sale of securities available for sale and other assets	3,431	9,698	7,392
Net (gain) loss on sale of loans and change in fair value on loans held-for-sale	2,720	8,197	(32)
Net gain on death benefits of bank-owned life insurance	(562)	—	(613)
Net gain on repurchase of subordinated debt	—	(1,076)	(1,417)
Proceeds from sales of loans held for sale	29,027	22,131	17,799
Originations of loans held for sale	(30,132)	(21,702)	(14,558)
Increase in cash surrender value of bank-owned life insurance	(2,562)	(2,498)	(2,269)
Increase in accrued interest receivable	(3,956)	(5,688)	(14,043)
Decrease (increase) in other assets	(856)	(2,440)	11,740
Increase (decrease) in other liabilities	778	(16,248)	181
Net cash provided by operating activities	135,782	124,065	117,224
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(342,040)	(360,157)	(317,211)
Proceeds from sales of loans	73,232	36,590	—
Purchase of securities available for sale	(964,986)	(824,549)	(116,453)
Purchase of securities held-to-maturity	(157,951)	(92,169)	(264,498)
Proceeds from sales of securities available for sale	364,841	394,118	285,408
Maturities, principal payments and redemptions of securities available for sale	477,862	310,786	167,783
Maturities, principal payments and redemptions of securities held-to-maturity	190,856	204,346	108,877
Decrease (increase) in resell agreements	(24,921)	26,259	(24,246)
Decrease (increase) in equity method investments	(6,472)	1,908	(757)
Decrease (increase) in FHLBNY stock, net	10,684	(11,304)	25,218
Purchases of premises and equipment, net	(1,379)	(1,775)	(1,477)
Proceeds from redemption of bank-owned life insurance	2,209	—	2,949
Proceeds from sale of owned assets	46	—	—
Net cash used in investing activities	(378,019)	(315,947)	(134,407)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	768,636	168,617	416,951
Increase (decrease) in other borrowings, net	(244,946)	16,325	(345,619)
Repurchase of subordinated debt	—	(5,925)	(6,047)
Common stock issued under Equity Program	1,387	789	804
Redemption of AREMCO class B shares	—	(152)	—
Repurchase of common stock	(32,346)	(1,130)	(8,315)
Dividends paid on common stock	(17,203)	(14,234)	(12,333)

Payments related to repurchase of common stock for equity awards	(2,823)	(2,229)	(1,228)
Net cash provided by financing activities	472,705	162,061	44,213
Increase (decrease) in cash, cash equivalents, and restricted cash	230,468	(29,821)	27,030
Cash, cash equivalents, and restricted cash at beginning of year	60,749	90,570	63,540
Cash, cash equivalents, and restricted cash at end of year	$291,217	$60,749	$90,570
Supplemental disclosures of cash flow information:
Interest paid during the year	$124,394	$128,780	$85,714
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	2,873	560	—
Loans transferred from held-for-sale	2,472	—	4,664
Loans transferred to held-for-sale	42,540	81,589	3,581
Cumulative change due to adoption of ASU No. 2016-13	—	—	17,825

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
Cash, Cash Equivalents and Restricted Cash
For purposes of reporting cash flows, cash, cash equivalents, and restricted cash include cash, due from banks, interest-bearing deposits in other banks and federal funds sold with original maturities of three months or less. The Company had $0.7 million and $0.7 million in restricted cash as of December 31, 2025 and December 31, 2024, respectively and is included in total cash and cash equivalents on the Consolidated Statements of Financial Condition. The Company’s restricted cash reflects funds held in other financial institutions to secure business operating rights or contractually obligated minimum account funding requirements.
Securities
Purchases of investments in debt securities are designated as either trading, available for sale or held-to-maturity depending on the intent and ability to hold the securities. The initial designation is made at the time of purchase. Investments are categorized as either traditional investments or Property Assessed Clean Energy ("PACE") assessments.
As of December 31, 2025 and December 31, 2024, the Company had no securities designated as trading.
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
Loans Held for Sale
Loans held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Loans originated for sale are recorded at cost and loans transferred to loans held for sale are transferred at fair value. The Company may transfer loans held for investment to loans held for sale in connection with pooled note sale transactions and are transferred at their estimated fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to current earnings. Gains or losses resulting from sales of loans held for sale, net of unamortized deferred fees and costs, are recognized at the time of sale and are included in non-interest income on the Consolidated Statements of Income. The Company had $2.8 million and $37.6 million of loans classified as held for sale as of December 31, 2025 and December 31, 2024, respectively.

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

During 2025, the Company enhanced its allowance for credit loss ("ACL") calculation, which included a change in ACL software vendors. These enhancements are intended to better align the estimation process with the nature and risk profile of the Company's loan portfolio, while enhancing operational efficiency and consistency in application. These enhancements did not have a material impact to the Company's financial statements. See Note 5 for additional information related to the change.

For segments other than the consumer solar loan segment, we calculate the quantitative portion of the allowance for credit losses using the discounted cash flow methodology ("DCF") whereby the amortized cost basis of the loan is compared to the net present value of expected cash flows to be collected. For segments with reserves calculated under the DCF model, a peer group by segment is used to develop periodic default rates, and statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of that peer group of banks. The DCF model includes a four-quarter reasonable and supportable economic forecast period followed by a four-quarter straight-line reversion to historical loss rates. In addition, the model incorporates assumptions for curtailment rates and recovery lag periods in its calculation of quantitative allowance.

For the consumer solar loan segment, the weighted average remaining maturity ("WARM") methodology calculates expected credit losses based on historical loss rates and forecasts those losses over the weighted average remaining maturity of the portfolio. The core assumption of the WARM methodology is based on use of internal loss data applied to a straight-line balance reduction, which aligns with the nature of repayment of these loans as well as the Company’s strategy of portfolio runoff.

Adjustments to the quantitative results for both DCF and WARM models are made using qualitative factors. These factors include: (1) borrowers' financial condition; (2) borrowers' ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions. Factors are weighted based on level of impact and assigned a risk rating that determine the amount of required qualitative reserves. The level of impact and risk ratings are evaluated each quarter.

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

Notes to the Consolidated Financial Statements
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
Residential Real Estate Loans - Loans in this classification are generally secured by owner-occupied one-to-four family residential real estate and repayment is dependent on the credit quality of the individual borrower. Loans in this class are secured by both first liens and second liens. The overall health of the economy, including unemployment rates and housing prices, can have an effect on the credit quality in this loan class.
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

Notes to the Consolidated Financial Statements
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
Allowance for Credit Losses on Off-Balance Sheet Loan Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company for its security and loan portfolios. The allowance for credit losses on off-balance sheet credit exposures is recorded in other liabilities on the consolidated statements of financial condition, and adjusted through the credit loss expense which is recorded in the provision for credit losses on the consolidated statements of income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which is the same as the expected loss factor as determined based on the corresponding portfolio segment.
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
Other Real Estate Owned
Other real estate owned (“OREO”) properties acquired through, or in lieu of, foreclosure are recorded initially at fair value less costs to sell. Any write-down of the recorded investment in the related loan is charged to the allowance prior to transfer. OREO assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through non-interest income. Costs relating to the development and improvement of other real estate owned are capitalized. Costs relating to holding other real estate owned, including real estate taxes, insurance and maintenance, are charged to expense as incurred. The balance of OREO was $0 at both December 31, 2025 and December 31, 2024.
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

Notes to the Consolidated Financial Statements
or the terms of the leases, whichever is shorter. Fully depreciated assets with no determinable salvage value are disposed. Repairs and maintenance are charged to expense as incurred.
Leases
The Company determines whether a contract is or contains a lease at inception. For leases with terms greater than twelve months under which the Company is lessee, right-of-use ("ROU") assets and lease liabilities are recorded at the commencement date. Lease liabilities are initially recorded based on the present value of future lease payments over the lease term. ROU assets are initially recorded at the amount of the associated lease liabilities plus prepaid lease payments and initial direct costs, less any lease incentives received. The cost of short term leases is recognized on a straight line basis over the lease term. The lease term includes options to extend if the exercise of those options is reasonably certain and includes termination options if there is reasonable certainty the options will not be exercised. The Company uses its incremental borrowing rate (“IBR”) as the discount rate to the remaining lease payments to derive a present value calculation for initial measurement of lease liabilities. The IBR reflects the interest rate the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments. Leases are classified as financing or operating leases at commencement. All of the Company's leases are classified as operating leases as of December 31, 2025. Operating lease cost is recognized in the Consolidated Statements of Income on a straight line basis over the lease terms. Variable lease costs are recognized in the period in which the obligation for those costs is incurred.
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

Notes to the Consolidated Financial Statements
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
For solar equity tax investments entered into prior to 2025, the deferral method of accounting is used for investments that generate investment tax credits as these investments are not compliant with ASU 2023-02. Under this method, the investment tax credits are recognized as a reduction of the related asset. Contributions made by the Company are recognized as an increase of the related asset, and distributions are recognized as a reduction. Income and loss generated by the investment is recognized as a corresponding increase or reduction in the related asset.
During the year ended December 31, 2025 the Company invested in a solar tax equity investment that is in compliance with ASU 2023-02 in which the Proportional Amortization Method ("PAM") was applied. Under this method, the investment tax credits and other tax benefits are recognized as a reduction to income tax expense. Contributions and commitments made by the Company are recognized as an increase of the related asset, and distributions of cash are recognized through other income. The amortization of the investment is recognized as a reduction of the related asset and an increase to income tax expense. Refer to the Note 18 to the Consolidated Financial Statements for additional disclosure of income statement impacts.
Post-Retirement Benefit Plans
The Company sponsors several post-retirement benefit plans for current and former employees and certain directors. Contributions to the trustee of a multi-employer defined benefit pension plan are recorded as expense in the period of contribution. Plan obligations and related expenses for other post-retirement plans are calculated using actuarial methodologies. The measurement of such obligations and expenses requires management to make certain assumptions, in particular the discount rate, which is evaluated on an annual basis. Other factors include retirement patterns, mortality and turnover assumptions. The Company uses a December 31 measurement date for its post-retirement benefit plans. Additionally the Company offers a deferred compensation plan for certain executives to defer their bonus and earn a company match in the form of deferred stock units which convert to shares.
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
Stock-Based Compensation
Stock-based compensation is recorded in accordance with FASB ASC No. 718, “Accounting for Stock-Based Compensation” which requires the Company to record compensation cost for stock options and restricted stock granted to employees and directors in return for employee service. The cost is measured at the fair value of the options and restricted stock when granted, and this cost is expensed over the service period, which is normally the vesting period of the options and restricted stock.Forfeitures result in a retirement of the related award and a reversal of the cost previously incurred. The Company grants time-based restricted stock units (“RSUs”) that are subject to a time-based vesting schedule, performance-based RSUs ("PRSUs") that are subject to the achievement of the Company's corporate goals, and deferred restricted stock units ("DSUs") that allows

Notes to the Consolidated Financial Statements
participating executives to defer their annual incentive plan bonus. The Company's stock-based compensation plans are further described in Note 12, Employee Benefit Plans.
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
Resell Agreements
The Company enters into short-term resell agreements backed by residential first-lien mortgage loans. The Company obtains possession of collateral with a market value equal to or in excess of the principal amount loaned under resell agreements. The Company had $48.7 million and $23.7 million in resell agreements as of December 31, 2025 and December 31, 2024, respectively. The resell agreements were entered into at par, and earned $3.7 million, $5.9 million, and $0.7 million in interest income for the years ended December 31, 2025, 2024, and 2023, respectively. Interest income on resell agreements is reported in interest income from securities on the Consolidated Statements of Income.
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

Notes to the Consolidated Financial Statements
2.    RECENT ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Standards Effective in 2023
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
The following table illustrates the impact of the adoption of ASU 2016-13.

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
Adopted Accounting Standards Effective in 2024
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323) - Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
On March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which is intended to expand the use of the proportional amortization method of accounting, previously allowed only for investments in low-income housing tax credit structures, to equity investments in other tax credit structures that meet certain criteria. The proportional amortization method results in the tax credit investment being amortized in proportion to the allocation of tax credits and other tax benefits in each period, and net presentation within the income tax line item. This expansion to other investments simplifies the accounting for reporting entities and can provide users with a better understanding of these investments. The Company adopted the standard for the year ended December 31, 2024. The adoption did not impact the existing equity investments in tax structures through December 31, 2024. During the year ended December 31, 2025, the Company invested in one investment which was in compliance with ASU 2023-02.

Notes to the Consolidated Financial Statements
ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures
On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. A public entity should apply the amendments retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted the standard for the year ended December 31, 2024. The adoption resulted in a disclosure requirement but did not result in a material impact on the Company’s Consolidated Financial Statements. See Note 20.
Adopted Accounting Standards Effective in 2025
ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures
On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The update will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Company adopted the standard for the year ended December 31, 2025 and applied a retrospective application to provide for comparative-period disclosures. The updated disclosures are presented in Note 10.

Notes to the Consolidated Financial Statements
3.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company recognizes as a component of other comprehensive income (loss) the actuarial gains or losses as well as the prior service costs or credits that arise during the period from post-retirement benefit plans. The Company also records unrealized gains and losses, net of taxes, on securities available for sale in accumulated other comprehensive income (loss) in the Consolidated Statements of Changes in Stockholders’ Equity. Gains and losses on securities available for sale are reclassified to operations as the gains or losses are recognized. Lastly, the Company recognizes as a component of comprehensive income the changes in unrealized gains and losses on derivatives.
Other comprehensive income (loss) components and related income tax effects were as follows:

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$109	$150	$174
Reclassification adjustment for prior service expense included in other expense for the year ended December 31, 2025 and December 31, 2024, and in compensation and employee benefits for the year ended December 31, 2023	29	29	29
Change in obligation for other benefits	(82)	(7)	40
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	56	172	243
Income tax effect	(16)	(55)	(72)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	40	117	171

Securities
Unrealized holding gains (losses) on available for sale securities	31,269	25,415	22,183
Reclassification adjustment for losses realized in income on sale of securities	3,404	9,698	7,392
Accretion of net unrealized loss on securities transferred to held-to-maturity	2,099	2,232	1,895
Change in unrealized gains on available for sale securities	36,772	37,345	31,470
Income tax effect	(10,067)	(10,566)	(8,938)
Net change in unrealized gains on securities	26,705	26,779	22,532

Derivatives
Unrealized holding gains (losses) on cash flow hedges	(255)	514	—
Reclassification adjustment for losses (gains) realized in interest income on securities	(14)	130	—
Change in unrealized gains (losses) on cash flow hedges	(269)	644	—
Income tax effect	73	(173)	—
Net change in unrealized gains (losses) on cash flow hedges	(196)	471	—

Total	$26,549	$27,367	$22,703

Notes to the Consolidated Financial Statements
The following is a summary of the accumulated other comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gain on cash flow hedges	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2023	$(1,652)	$(95,539)	$(11,516)	$—	$(108,707)
Current Period Change	243	29,575	1,895	—	31,713
Income Tax Effect	(72)	(8,384)	(554)	—	(9,010)
Balance as of December 31, 2023	(1,481)	(74,348)	(10,175)	—	(86,004)
Current Period Change	172	35,113	2,232	644	38,161
Income Tax Effect	(55)	(9,901)	(665)	(173)	(10,794)
Balance as of December 31, 2024	(1,364)	(49,136)	(8,608)	471	(58,637)
Current Period Change	56	34,673	2,099	(269)	36,559
Income Tax Effect	(16)	(9,464)	(603)	73	(10,010)
Balance as of December 31, 2025	$(1,324)	$(23,927)	$(7,112)	$275	$(32,088)

Notes to the Consolidated Financial Statements
4.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2025 are as follows:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$580,446	$5,258	$(18,634)	$567,070
Non-GSE certificates and CMOs	281,787	1,523	(10,078)	273,232
ABS	638,635	1,005	(10,472)	629,168
Corporate	100,000	117	(4,613)	95,504
Other	15,190	37	(152)	15,075
	1,616,058	7,940	(43,949)	1,580,049
PACE assessments:
Residential PACE assessments	200,003	3,499	—	203,502

Total available for sale	$1,816,061	$11,439	$(43,949)	$1,783,551

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$184,690	$1,178	$(13,611)	$172,257
Non-GSE certificates & CMOs	69,198	1	(3,331)	65,868
ABS	156,020	9	(4,167)	151,862
Municipal	64,083	229	(7,891)	56,421
Corporate	3,000	6	—	3,006
	476,991	1,423	(29,000)	449,414
PACE assessments:
Commercial PACE assessments	327,735	—	(28,865)	298,870
Residential PACE assessments	750,033	—	(58,345)	691,688
	1,077,768	—	(87,210)	990,558

Total held-to-maturity	$1,554,759	$1,423	$(116,210)	$1,439,972

Allowance for credit losses	(744)

Total held-to-maturity, net of allowance for credit losses	$1,554,015
As of December 31, 2025, available for sale securities with a fair value of $1.15 billion were pledged and held-to-maturity securities with a fair value of $393.8 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

Notes to the Consolidated Financial Statements
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2024 are as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
GSE certificates & CMOs	$537,313	$2,072	$(31,227)	$508,158
Non-GSE certificates & CMOs	229,513	243	(15,581)	214,175
ABS	665,548	1,349	(14,563)	652,334
Corporate	109,482	—	(11,167)	98,315
Other	4,197	—	(132)	4,065
	1,546,053	3,664	(72,670)	1,477,047
PACE assessments:
Residential PACE assessments	150,184	1,827	—	152,011

Total available for sale	$1,696,237	$5,491	$(72,670)	$1,629,058

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$188,194	$707	$(20,679)	$168,222
Non-GSE certificates & CMOs	73,850	—	(5,993)	67,857
ABS	215,161	469	(6,437)	209,193
Municipal	65,090	39	(10,837)	54,292
	542,295	1,215	(43,946)	499,564
PACE assessments:
Commercial PACE assessments	268,692	—	(37,731)	230,961
Residential PACE assessments	775,922	—	(73,727)	702,195
	1,044,614	—	(111,458)	933,156

Total held-to-maturity	$1,586,909	$1,215	$(155,404)	$1,432,720

Allowance for credit losses	(704)

Total held-to-maturity, net of allowance for credit losses	$1,586,205
As of December 31, 2024, available for sale securities with a fair value of $1.05 billion were pledged; $473.2 million held-to-maturity securities were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve and to collateralize municipal deposits.
During the year ended December 31, 2025 and December 31, 2024, there were no transfers of securities between available for sale and held-to-maturity.

Notes to the Consolidated Financial Statements
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of December 31, 2025. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due within one year	$16,275	$16,089	$2,067	$1,907
Due after one year through five years	35,317	34,909	17,120	16,514
Due after five years through ten years	168,986	165,314	107,100	104,021
Due after ten years	733,250	726,937	1,174,584	1,079,405
	$953,828	$943,249	$1,300,871	$1,201,847
Proceeds received and gains and losses realized on sales of securities are summarized below:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Proceeds	$364,841	$394,118	$285,408

Realized gains	$1,223	$4	$61
Realized losses	(4,627)	(9,702)	(7,453)
Net realized losses	$(3,404)	$(9,698)	$(7,392)

Tax benefit	$888	$2,609	$2,181
There were no sales of held-to-maturity securities during the year ended December 31, 2025, December 31, 2024 or December 31, 2023.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low LTV PACE Bonds and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At December 31, 2025 and December 31, 2024, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to the Consolidated Financial Statements
The following summarizes the fair value and unrealized losses for available for sale securities as of December 31, 2025 and December 31, 2024, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$57,671	$342	$138,879	$18,292	$196,550	$18,634
Non-GSE certificates & CMOs	5,893	20	118,250	10,058	124,143	10,078
ABS	284,508	1,095	105,027	9,377	389,535	10,472
Corporate	—	—	75,386	4,613	75,386	4,613
Other	7,848	152	—	—	7,848	152
Total available for sale	$355,920	$1,609	$437,542	$42,340	$793,462	$43,949

	December 31, 2024
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$50,828	$881	$249,736	$30,346	$300,564	$31,227
Non-GSE certificates & CMOs	33,778	71	145,329	15,510	179,107	15,581
ABS	121,444	421	151,668	14,142	273,112	14,563
Corporate	—	—	98,315	11,167	98,315	11,167
Other	—	—	3,865	132	3,865	132
Total available for sale	$206,050	$1,373	$648,913	$71,297	$854,963	$72,670
Available for sale securities
As of December 31, 2025, none of the Company’s available for sale debt securities were in an unrealized loss position due to credit and therefore no allowance for credit losses on available for sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.
With respect to the Company’s security investments that are temporarily impaired as of December 31, 2025, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at December 31, 2025.
Held-to-maturity securities
Management conducts an evaluation of expected credit losses on held-to-maturity securities on a collective basis by security type. Management monitors the credit quality of debt securities held-to-maturity through reasonable and supportable forecasts, reviews

Notes to the Consolidated Financial Statements
of credit trends on underlying assets, credit ratings, and other factors. Holdings of securities issued by GSEs with unrealized losses are either explicitly or implicitly guaranteed by the U.S. government, and are highly rated by major rating agencies and have a long history of no credit losses.
With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with only $7.0 million rated below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of December 31, 2025 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.
Accrued interest receivable on securities totaling $41.6 million and $38.7 million at December 31, 2025 and December 31, 2024, respectively, was included in other assets in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the years ended December 31, 2024 and December 31, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Balance as of January 1, 2023	$—	$—	$—	$—
Adoption of ASU No. 2016-13	85	255	328	668
Provision for (recovery of) credit losses	(5)	3	81	79
Charge-offs	—	—	—	(26)
Recoveries	—	—	—	—
Balance as of December 31, 2023	$54	$258	$409	$721
Provision for (recovery of) credit losses	(7)	10	(22)	(19)
Charge-offs	—	—	—	—
Recoveries	2	—	—	2
Balance as of December 31, 2024	49	268	387	704
Provision for (recovery of) credit losses	(8)	60	(12)	40
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance as of December 31, 2025	$41	$328	$375	$744
Federal Home Loan Bank Stock
The Company owned 50,091 shares and 156,932 shares at a cost of $100 per share at December 31, 2025 and December 31, 2024, respectively. Dividend income on FHLBNY stock amounted to approximately $0.5 million, $0.4 million, $0.8 million during the years ended December 31, 2025, 2024 and 2023, respectively.

Notes to the Consolidated Financial Statements
5.    LOANS RECEIVABLE, NET
Loans receivable at amortized cost, net of deferred loan origination fees and costs, are summarized as follows:

	December 31, 2025	December 31, 2024
(In thousands)
Commercial and industrial	$1,334,794	$1,175,490
Multifamily	1,643,779	1,351,604
Commercial real estate	363,266	411,387
Construction and land development	24,803	20,683
Total commercial portfolio	3,366,642	2,959,164
Residential real estate lending	1,237,791	1,313,617
Consumer solar	325,154	365,516
Consumer and other	27,686	34,627
Total retail portfolio	1,590,631	1,713,760
Total loans receivable	4,957,273	4,672,924
Allowance for credit losses	(57,586)	(60,086)
Total loans receivable, net	$4,899,687	$4,612,838
Included in commercial and industrial loans are government guaranteed loans with a balance of $204.9 million at December 31, 2025 and $198.5 million at December 31, 2024. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at December 31, 2025 or December 31, 2024.
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$11	$200	$713	$—	$924	$1,333,870	$1,334,794
Multifamily	5,662	—	10,316	—	15,978	1,627,801	1,643,779
Commercial real estate	12,321	—	—	—	12,321	350,945	363,266
Construction and land development	5,194	—	11,079	—	16,273	8,530	24,803
Total commercial portfolio	23,188	200	22,108	—	45,496	3,321,146	3,366,642
Residential real estate lending	5,439	3,069	2,419	—	10,927	1,226,864	1,237,791
Consumer solar	2,819	2,280	3,129	—	8,228	316,926	325,154
Consumer and other	914	294	59	—	1,267	26,419	27,686
Total retail portfolio	9,172	5,643	5,607	—	20,422	1,570,209	1,590,631
	$32,360	$5,843	$27,715	$—	$65,918	$4,891,355	$4,957,273

Notes to the Consolidated Financial Statements
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2024:

	30-89 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$659	$189	$872	$—	$1,720	$1,173,770	$1,175,490
Multifamily	8,172	—	—	—	8,172	1,343,432	1,351,604
Commercial real estate	—	1,280	4,062	—	5,342	406,045	411,387
Construction and land development	—	—	11,107	—	11,107	9,576	20,683
Total commercial portfolio	8,831	1,469	16,041	—	26,341	2,932,823	2,959,164
Residential real estate lending	5,960	202	1,771	—	7,933	1,305,684	1,313,617
Consumer solar	378	445	2,827	—	3,650	361,866	365,516
Consumer and other	2,487	2,282	370	—	5,139	29,488	34,627
Total retail portfolio	8,825	2,929	4,968	—	16,722	1,697,038	1,713,760
	$17,656	$4,398	$21,009	$—	$43,063	$4,629,861	$4,672,924

For the year ended December 31, 2025, six loan modifications were made to borrowers experiencing financial difficulty. The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the year ended December 31, 2025:

	Year Ended December 31, 2025
(In thousands)	Term Extension	Payment Delay	Total	% of Portfolio
Commercial and industrial	$3,144	$9,076	$12,220	0.9%
Multifamily	—	3,111	3,111	0.2%
Construction and land development	14,002	—	14,002	56.5%
Total	$17,146	$12,187	$29,333
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Year Ended December 31, 2025
Weighted Average Years of Term Extension
Commercial and industrial	0.4
Multifamily	0.0
Construction and land development	1.1
For loans with a payment delay, there was one C&I loan in which the interest was deferred and added to the principal balance as part of the modification. The other loan was a Multifamily loan in which a payment was deferred over the remaining life of twenty-four months.
One C&I loan was modified during this period that had a payment default. The other loan modifications had no delinquencies during the year ended December 31, 2025.

Notes to the Consolidated Financial Statements
For the year ended December 31, 2024, six loan modifications were made to borrowers experiencing difficulty. The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the year ended December 31, 2024:

	Year Ended December 31, 2024
(In thousands)	Term Extension	Total	% of Portfolio
Commercial and industrial	$479	$479	—%
Multifamily	11,770	11,770	0.9%
Commercial real estate	4,715	4,715	1.1%
Construction and land development	13,988	13,988	67.6%
Total	$30,952	$30,952
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty:

Year Ended December 31, 2024
Weighted Average Years of Term Extension
Commercial and industrial	0.7
Multifamily	3.3
Commercial real estate	0.3
Construction and land development	0.8
One CRE and one C&I loans were modified during this period that had a payment default. The other loan modifications had no delinquencies during the year ended December 31, 2024.
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

Notes to the Consolidated Financial Statements
The following table discloses risk rating of the loans. Information below evaluates the Company’s risk category of loans by class as of December 31, 2025:

	Term Loans by Origination Year
(In thousands)	2025	2024	2023	2022	2021 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$397,992	$238,047	$55,123	$124,706	$363,950	$112,769	$—	$1,292,587
Special Mention	—	—	—	2,513	13,416	50	—	15,979
Substandard	347	—	—	18,574	7,307	—	—	26,228
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$398,339	$238,047	$55,123	$145,793	$384,673	$112,819	$—	$1,334,794
Current period gross charge-offs	$2,084	$3,747	$2,284	$312	$1,500	$439	$—	$10,366
Multifamily:
Pass	$405,722	$241,674	$202,857	$342,101	$406,238	$2	$—	$1,598,594
Special Mention	—	—	—	—	7,358	—	—	7,358
Substandard	—	—	—	—	37,827	—	—	37,827
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$405,722	$241,674	$202,857	$342,101	$451,423	$2	$—	$1,643,779
Current period gross charge-offs	$—	$—	$—	$2,471	$—	$—	$—	$2,471
Commercial real estate:
Pass	$36,358	$100,528	$19,213	$40,191	$166,973	$3	$—	$363,266
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$36,358	$100,528	$19,213	$40,191	$166,973	$3	$—	$363,266
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements

Construction and land development:
Pass	$8,531	$—	$—	$—	$—	$—	$—	$8,531
Special Mention	—	—	—	—	—	5,194	—	5,194
Substandard	—	—	—	—	—	11,078	—	11,078
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$8,531	$—	$—	$—	$—	$16,272	$—	$24,803
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$62,342	$64,765	$116,579	$361,067	$616,426	$13,933	$—	$1,235,112
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	431	1,914	334	—	—	2,679
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$62,342	$64,765	$117,010	$362,981	$616,760	$13,933	$—	$1,237,791
Current period gross charge-offs	$—	$—	$—	$—	$304	$—	$—	$304
Consumer solar:
Pass	$317	$86	$21,963	$84,702	$214,957	$—	$—	$322,025
Special Mention	—	—	—	—	—	—	—	—
Substandard	61	—	106	923	2,039	—	—	3,129
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$378	$86	$22,069	$85,625	$216,996	$—	$—	$325,154
Current period gross charge-offs	$—	$—	$197	$3,365	$6,578	$—	$—	$10,140
Consumer and other:
Pass	$—	$—	$1,061	$10,168	$16,054	$344	$—	$27,627
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	21	38	—	—	59
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$—	$—	$1,061	$10,189	$16,092	$344	$—	$27,686
Current period gross charge-offs	$—	$—	$24	$—	$135	$12	$—	$171
Total Loans:
Pass	$911,262	$645,100	$416,796	$962,935	$1,784,598	$127,051	$—	$4,847,742
Special Mention	—	—	—	2,513	20,774	5,244	—	28,531
Substandard	408	—	537	21,432	47,545	11,078	—	81,000
Doubtful	—	—	—	—	—	—	—	—
Total loans	$911,670	$645,100	$417,333	$986,880	$1,852,917	$143,373	$—	$4,957,273
Current period gross charge-offs	$2,084	$3,747	$2,505	$6,148	$8,517	$451	$—	$23,452
The following tables summarize the Company’s risk category of loans by class as of December 31, 2024:

	Term Loans by Origination Year
(In thousands)	2024	2023	2022	2021	2020 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and Industrial:
Pass	$331,879	$82,769	$146,475	$178,107	$218,078	$155,917	$—	$1,113,225
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	—	5,531	15,805	13,403	1,797	—	36,651
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$332,131	$82,769	$165,822	$203,668	$231,481	$159,619	$—	$1,175,490
Current period gross charge-offs	$200	$1,738	$653	$—	$5,553	$—	$—	$8,144
Multifamily:
Pass	$258,985	$226,552	$362,091	$43,413	$451,981	$2	$—	$1,343,024
Special Mention	—	—	—	—	—	—	—	—

Notes to the Consolidated Financial Statements

Substandard	—	—	—	—	8,580	—	—	8,580
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$258,985	$226,552	$362,091	$43,413	$460,561	$2	$—	$1,351,604
Current period gross charge-offs	$—	$—	$—	$—	$510	$—	$—	$510
Commercial real estate:
Pass	$100,289	$41,791	$41,266	$46,847	$170,931	$6,201	$—	$407,325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	4,062	—	—	4,062
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$100,289	$41,791	$41,266	$46,847	$174,993	$6,201	$—	$411,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$—	$—	$—	$—	$4,380	$5,199	$—	$9,579
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	11,104	—	11,104
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$4,380	$16,303	$—	$20,683
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$73,206	$128,537	$382,888	$282,873	$444,507	$—	$—	$1,312,011
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,491	—	115	—	—	1,606
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$73,206	$128,537	$384,379	$282,873	$444,622	$—	$—	$1,313,617
Current period gross charge-offs	$—	$27	$—	$—	$1,155	$—	$—	$1,182
Consumer solar:
Pass	$—	$25,313	$94,240	$119,279	$124,095	$—	$—	$362,927
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	99	631	911	948	—	—	2,589
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$25,412	$94,871	$120,190	$125,043	$—	$—	$365,516
Current period gross charge-offs	$—	$65	$2,285	$3,343	$2,001	$—	$—	$7,694
Consumer and other:
Pass	$402	$1,907	$12,512	$10,181	$9,153	$—	$—	$34,155
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	1	83	287	101	—	—	472
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$402	$1,908	$12,595	$10,468	$9,254	$—	$—	$34,627
Current period gross charge-offs	$—	$16	$—	$—	$304	$—	$—	$320
Total Loans:
Pass	$764,761	$506,869	$1,039,472	$680,700	$1,423,125	$167,319	$—	$4,582,246
Special Mention	137	—	13,816	9,756	—	1,905	—	25,614
Substandard	115	100	7,736	17,003	27,209	12,901	—	65,064
Doubtful	—	—	—	—	—	—	—	—
Total loans	$765,013	$506,969	$1,061,024	$707,459	$1,450,334	$182,125	$—	$4,672,924
Current period gross charge-offs	$200	$1,846	$2,938	$3,343	$9,523	$—	$—	$17,850
During the year ended December 31, 2025, in connection with the transition to a new ACL software vendor, the Company refined certain methodologies, assumptions, and model inputs used in its ACL calculation as follows:
•Continued to use a discounted cash flow ("DCF") methodology for all segments except consumer solar loans, with expected losses estimated using probability of default and loss given default assumptions derived from peer historical data.

Notes to the Consolidated Financial Statements
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
•Introduced the WARM method for consumer solar loans which forecasts losses based on the Company's own historical loss data for the portfolio segment, applied over the weighted average remaining maturity of the portfolio segment.

These enhancements did not have a material impact on the Company’s financial statements.
The activities in the allowance by portfolio for the year ended December 31, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	9,840	4,469	179	253	(2,814)	7,041	(1,332)	17,636
Charge-offs	(10,366)	(2,471)	—	—	(304)	(10,140)	(171)	(23,452)
Recoveries	297	—	—	—	782	2,153	84	3,316
Ending balance - ACL	$13,276	$4,792	$1,779	$1,506	$7,157	$28,149	$927	$57,586
The activities in the allowance by portfolio for the year ended December 31, 2024 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
Provision for (recovery of) credit losses	3,240	1,171	324	831	(3,590)	8,439	(62)	10,353
Charge-offs	(8,144)	(510)	—	—	(1,182)	(7,694)	(320)	(17,850)
Recoveries	78	—	—	398	992	372	52	1,892
Ending Balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
The activities in the allowance by portfolio for the year ended December 31, 2023 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for loan losses:
Beginning balance - ALLL	$12,916	$7,104	$3,627	$825	$11,338	$6,867	$2,354	$45,031
Adoption of ASU No. 2016-13	3,816	(1,183)	(1,321)	(466)	3,068	16,166	1,149	21,229
Beginning balance	16,732	5,921	2,306	359	14,406	23,033	3,503	66,260
Provision for (recovery of) credit losses	3,272	(1,441)	(1,030)	4,329	(1,774)	10,700	(593)	13,463
Charge-offs	(1,726)	(2,367)	—	(4,664)	(65)	(6,966)	(270)	(16,058)
Recoveries	53	20	—	—	706	1,211	36	2,026
Ending balance	$18,331	$2,133	$1,276	$24	$13,273	$27,978	$2,676	$65,691
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2025 are as follows:

Notes to the Consolidated Financial Statements

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$713	$713
Multifamily	—	10,316	1,871
Construction and land development	8,794	2,285	1,477
Total commercial portfolio	$8,794	$13,314	$4,061
Residential real estate lending	2,419	—	—
Consumer solar	3,129	—	—
Consumer and other	59	—	—
Total retail portfolio	5,607	—	—
	$14,401	$13,314	$4,061
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2024 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$872	$731
Commercial real estate	4,062	—	—
Construction and land development	8,803	2,304	1,252
Total commercial portfolio	$12,865	$3,176	$1,983
Residential real estate lending	1,771	—	—
Consumer solar	2,827	—	—
Consumer and other	370	—	—
Total retail portfolio	4,968	—	—
	$17,833	$3,176	$1,983
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$10,316	$1,871
Construction and land development	16,273	1,477
	$26,589	$3,348

Notes to the Consolidated Financial Statements
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2024:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Commercial real estate	$4,062	$—
Construction and land development	16,302	1,252
	$20,364	$1,252
As of December 31, 2025 and December 31, 2024, mortgage loans with an unpaid principal balance of $2.33 billion and $2.45 billion, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit, and to provide additional borrowing potential.
The Company had $1.5 million and $1.9 million of loans to related parties and affiliates as of December 31, 2025 and December 31, 2024, respectively.
As of December 31, 2025 and December 31, 2024, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $2.8 million and $37.6 million, respectively. Included in LHFS were certain non-performing loans of $0.9 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively. Included in LHFS balance at December 31, 2024 was a pool of $36.6 million residential loans that were sold in the quarter ended March 31, 2025. Remaining loans in both periods were related to residential loans originated for sale.

Notes to the Consolidated Financial Statements
6. PREMISES AND EQUIPMENT
Premises and equipment are summarized as follows:

	December 31,
	2025	2024
(In thousands)
Buildings, premises and improvements	$26,549	$28,168
Furniture, fixtures and equipment	4,364	5,722
Projects in process	1,856	1,064
	32,769	34,954
Accumulated depreciation and amortization	(28,084)	(28,568)
	$4,685	$6,386
Depreciation and amortization expense charged to operations amounted to $3.0 million, $3.2 million, and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Notes to the Consolidated Financial Statements
7.    DEPOSITS
Deposits are summarized as follows:

	December 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,234,418	0.00%	$2,868,506	0.00%
NOW accounts	184,635	0.40%	179,765	0.72%
Money market deposit accounts	4,000,096	2.47%	3,564,423	2.67%
Savings accounts	326,895	1.01%	328,696	1.32%
Time deposits	203,197	3.14%	239,215	3.54%
Total deposits	$7,949,241	1.37%	$7,180,605	1.52%
The scheduled maturities of time deposits as of December 31, 2025 are as follows:

(In thousands)	Balance
2026	$192,248
2027	6,664
2028	2,485
2029	1,428
2030	372
Thereafter	—
Total	$203,197
Time deposits greater than $250,000 totaled $51.7 million as of December 31, 2025 and $48.5 million as of December 31, 2024.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing FDIC insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $61.2 million and $104.9 million as of December 31, 2025 and December 31, 2024, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $98.0 million as of December 31, 2025 and $71.2 million as of December 31, 2024.
Included in total deposits are state and municipal deposits totaling $104.2 million and $62.6 million as of December 31, 2025 and December 31, 2024, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of December 31, 2025 and December 31, 2024, the subordinated debt was $63.8 million and $63.7 million, respectively. Interest expense on subordinated debt for the years ended December 31, 2025, 2024, and 2023 was $2.2 million, $2.4 million, and $2.7 million, respectively.
During the year ended December 31, 2025 the Company did not repurchase any subordinated notes. During the year ended December 31, 2024 and 2023, the Company repurchased subordinated notes with a par value of $7.0 million and $7.5 million, for cash paid of $5.9 million and $6.0 million, respectively.
Gains on repurchases of subordinated debt for the year ended December 31, 2025, December 31, 2024, and 2023, were zero, $1.1 million and $1.4 million, respectively, and are recorded in Non-interest income - other on the consolidated statements of income.
FHLBNY borrowed funds and Other Borrowings
FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged as collateral for borrowing capacity. As of December 31, 2025, the value of the other eligible assets had an estimated market value net of haircut totaling $1.98 billion (comprised of securities of $318.4 million and mortgage loans of $1.66 billion). As of December 31, 2024, the value of the other eligible assets had an estimated market value net of haircut totaling $2.04 billion (comprised of securities of $379.6 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. There were $5.8 million in outstanding FHLBNY advances as of December 31, 2025 and $250.7 million in outstanding FHLBNY advances as of December 31, 2024. As of December 31, 2025 and December 31, 2024, we had $5.8 million and $10.7 million, respectively, of FHLBNY advances through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. For the years ended December 31, 2025, 2024, and 2023, interest expense on FHLBNY advances was $0.7 million and $0.3 million, and $5.4 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At December 31, 2025, and December 31, 2024 there was no outstanding balance related to federal funds purchased. In addition, following the bank failures in 2023, the Federal Reserve created a new Bank Term Funding Program ("BTFP") as an additional source of liquidity against high-quality securities, offering loans of up to one year to eligible institutions pledging qualifying assets as collateral. During the year ended December 31, 2024, BTFP ceased extending new borrowings, and as such, there was no further outstanding borrowings. For the years ended December 31, 2024, and 2023, interest expense on BTFP balances was $2.7 million, and $7.6 million, respectively.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1, and common equity tier 1 capital (as defined in the regulations) to risk weighted assets, and of tier 1 capital (as defined in the regulations) to average assets. Management believes as of December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements.
As of December 31, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk-based, tier 1 risk-based, common equity tier 1 risk-based, tier 1 leverage ratios as set forth in the table below. Since that notification, there are no conditions or events that management believes have changed the institution’s category.
The Company’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December, 31, 2025
Total capital to risk weighted assets	$936,532	16.40%	$456,875	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	812,379	14.23%	342,656	6.00%	N/A	N/A
Tier 1 capital to average assets	812,379	9.36%	347,198	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	812,379	14.23%	256,992	4.50%	N/A	N/A

December, 31, 2024
Total capital to risk weighted assets	$879,316	16.26%	$432,496	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	751,394	13.90%	324,372	6.00%	N/A	N/A
Tier 1 capital to average assets	751,394	9.00%	334,112	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	751,394	13.90%	243,279	4.50%	N/A	N/A
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to the Consolidated Financial Statements
The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes (1)		To Be Considered Well Capitalized
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December, 31, 2025
Total capital to risk weighted assets	$890,991	15.64%	$455,612	8.00%	$569,515	10.00%
Tier 1 capital to risk weighted assets	830,625	14.58%	341,709	6.00%	455,612	8.00%
Tier 1 capital to average assets	830,625	9.63%	345,109	4.00%	431,387	5.00%
Common equity tier 1 to risk weighted assets	830,625	14.58%	256,282	4.50%	370,185	6.50%

December, 31, 2024
Total capital to risk weighted assets	$829,871	15.35%	$432,493	8.00%	$540,616	10.00%
Tier 1 capital to risk weighted assets	765,652	14.16%	324,370	6.00%	432,493	8.00%
Tier 1 capital to average assets	765,652	9.17%	334,109	4.00%	417,637	5.00%
Common equity tier 1 to risk weighted assets	765,652	14.16%	243,277	4.50%	351,400	6.50%
(1)Amounts are shown exclusive of the applicable capital conservation buffer of 2.50%.

Notes to the Consolidated Financial Statements
10. INCOME TAXES
Pretax income is entirely related to domestic activities, the Company did not have any foreign operations.
The components of the provision for income taxes for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
Federal	$23,745	$24,444	$21,756
State and local	10,286	9,536	10,752
	34,031	33,980	32,508
Deferred:
Federal	1,062	2,594	279
State and local	615	2,581	3,965
	1,677	5,175	4,244
Total income tax provision	$35,708	$39,155	$36,752
A reconciliation of the expected income tax expense at the statutory federal income tax rate of 21% to the Company’s actual income tax benefit and effective tax rate for the years ended December 31, 2025, 2024, and 2023 and is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
(In thousands)
U.S. federal statutory income tax rate	$29,432	21.00%	$30,574	21.00%	$26,193	21.00%
State and local income taxes, net of federal effect (1)	7,926	5.66%	8,158	5.60%	8,922	7.15%
Effect of:
Non-taxable and non-deductible items	(148)	(0.11)%	(880)	(0.60)%	(15)	(0.01)%
Tax credits(2)	(1,556)	(1.11)%	—	0.00%	—	0.00%
Changes in tax laws or rates	(298)	(0.21)%	—	0.00%	—	0.00%
Other (3)	(213)	(0.15)%	141	0.10%	(1,055)	(0.85)%
Changes in unrecognized tax benefits	565	0.40%	1,162	0.79%	2,707	2.18%
Total	$35,708	25.48%	$39,155	26.89%	$36,752	29.47%

(1) State and local taxes in New York State and New York City made up the majority (greater than 50 percent) of the tax effect in this category.
(2) Solar tax credits are presented net of the related proportional amortization and tax benefits.
(3) The individual items included do not individually or in the aggregate exceed the 5% quantitative threshold for separate disaggregation.

Notes to the Consolidated Financial Statements
The following table discloses income taxes paid (net of refunds) for each annual period presented, disaggregated by domestic federal and state for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
	Amount	Amount	Amount
(In thousands)
U.S. federal	$8,640	$21,400	$15,788
U.S state and local
New York State	4,226	6,820	1,891
New York City	4,273	2,702	1,857
California	1,330	1,020	643
All other states	1,522	2,055	2,446
Total	$19,991	$33,997	$22,625
As of December 31, 2025 the Company had remaining state net operating loss carryforwards of approximately $4.2 million which are available to offset future state income and which expires in 2035.
Deferred income tax assets and liabilities result from temporary differences between the carrying value of assets and liabilities for financial reporting purposes and for income tax return purposes. These assets and liabilities are measured using the enacted tax rates and laws that are currently in effect and are reported net in the accompanying Consolidated Statement of Financial Condition.

Notes to the Consolidated Financial Statements
The significant components of the net deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows:

	December 31,
	2025	2024
(In thousands)
Deferred tax assets:
Excess tax basis over carrying value of assets:
Allowance for credit losses	$16,328	$17,436
Postretirement and other employee benefits	4,520	5,069
Available for sale securities carried at fair value for financial statement purposes	8,687	18,043
Depreciation and amortization	103	791
Operating leases	3,274	5,300
Federal, state and local net operating loss carryforward	324	474
Transfer of available for sale securities to held-to-maturity	2,584	3,161
Other, net	766	1,114
Gross deferred tax asset	36,586	51,388

Deferred tax liabilities:
Derivatives	(103)	(173)
Equity method investments	(1,685)	(4,045)
Purchase accounting adjustments, net	(240)	(395)
Operating leases	(2,566)	(3,822)
Depreciation and amortization	(1,242)	(516)
Gross deferred tax liabilities	(5,836)	(8,951)

Deferred tax asset, net	$30,750	$42,437
As of December 31, 2025, the Company’s deferred tax assets were valued without an allowance as management concluded that it is more likely than not that the entire amount may be realized. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management reassesses the need for a valuation allowance on an annual basis, or more frequently if warranted. If it is later determined that a valuation allowance is required, it generally will be an expense to the income tax provision in the period such determination is made.
The Company and its subsidiaries are subject to income tax in the U.S. and multiple states and local jurisdictions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination; with a tax examination presumably to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company had an uncertain tax liability related to on-going tax examinations regarding inventory of prior net operating losses of $0.9 million at December 31, 2024. During 2025, the Company settled its uncertain tax liability with respect to the prior net operating losses with the relevant tax authorities. The Company no longer maintains any uncertain tax liability by the end of 2025.

Notes to the Consolidated Financial Statements
The following table discloses a reconciliation of the beginning and ending amount of unrecognized tax benefit.

	2025	2024	2023
(In thousands)
Balance at January 1	$915	$3,036	$—
Additions for tax positions of prior years	410	1,012	3,036
Reductions due to lapse of statute of limitations		(37)
Settlements	(1,325)	(3,096)
Balance at December 31	$—	$915	$3,036
Of the amounts presented in the table, zero, $0.7 million, and $2.4 million represents the amount of unrecognized tax position that, if recognized, would favorably affect the effective income tax rate in future periods as of December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, the Company is generally subject to possible examination by federal, state, and local taxing authorities for 2022 and subsequent tax years. Income tax receivable, which is included in other assets, totaled $9.1 million and $17.9 million as of December 31, 2025 and 2024, respectively.

Notes to the Consolidated Financial Statements
11.    EARNINGS PER SHARE
Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our time-based and performance-based restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. As of December 31, 2025 and December 31, 2024, the Company had 5,379 and 342 anti-dilutive shares, respectively.
Following is a table setting forth the factors used in the earnings per share computation follow:

	Year Ended December 31,
	2025	2024	2023
(In thousands, except per share amounts)
Income attributable to common stock	$104,447	$106,434	$87,978
Weighted average common shares outstanding, basic	30,328	30,588	30,555
Basic earnings per common share	$3.44	$3.48	$2.88

Income attributable to common stock	$104,447	$106,434	$87,978
Weighted average common shares outstanding, basic	30,328	30,588	30,555
Incremental shares from assumed conversion of options and RSUs	304	348	230
Weighted average common shares outstanding, diluted	30,632	30,936	30,785
Diluted earnings per common share	$3.41	$3.44	$2.86

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
The Pension Protection Act of 2006 ("PPA") ranks the funded status of multi-employer plans depending upon a plan’s current and projected funding. A plan is in the Red Zone (Critical Status) if it has a current funded percentage (as defined) of less than 65%. A plan is in the Yellow Zone (Endangered Status) if it has a current funded percentage of less than 80%, or projects a credit balance deficit within seven years. A plan is in the Green Zone if it has a current funded percentage greater than 80% and does not have a projected credit balance deficit within seven years. For the 2025 and 2024 plan years, pursuant to the PPA, the CRF was certified to be in the Green Zone (i.e. neither Critical Status nor Endangered Status).
The following table summarizes certain information regarding contributions made by the Company to the CRF:

(In thousands)	Contributions	Company contributions greater than 5% of total contributions received by the CRF?
Year Ended December 31,
2025	$8,165	Yes
2024	7,634	Yes
2023	7,222	Yes
The amounts of contributions presented in the preceding table represent expense recorded by the Company during the respective periods and are included in Compensation and Employee Benefits expense on the Consolidated Statements of Income.
Bonus Deferral and Stock Purchase Plan
During the year ended December 31, 2024, the Company's Board of Directors approved a non-qualified Bonus Deferral And Stock Purchase Plan ("BDSPP") to provide for a bonus deferral opportunity with matching benefits to certain executives. The plan allows for participating executives to defer up to 100% of their annual incentive plan bonus in the form of “deferred stock units” ("DSUs") which will convert to shares issuable upon the earliest to occur of the executive’s separation from service (including death), a change of control or a qualifying financial emergency. The Company will match 100% up to 35% of any deferred bonus, in the form of additional DSUs credited to participants' plan accounts. Executives are required to elect their deferral amount prior to the start of the performance year. Notwithstanding the foregoing, for the first plan year ended December

Notes to the Consolidated Financial Statements
31, 2024, the deferral limit was 50% (not 100%) of the annual incentive plan bonus (and any matching amounts will be awarded when the annual bonus is determined for such year). Executive bonus expense is accrued as part of the annual incentive accruals.
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
The following table summarizes the plans’ benefit obligation, the changes in the plans’ benefit obligation, changes in plan assets and the plan’s funded status:

	Year Ended December 31,
(In thousands)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$2,111	$2,468
Service cost	—	—
Interest cost	97	106
Actuarial loss	109	1
Benefits paid	(452)	(464)
Benefit obligation at end of year	$1,865	$2,111
Change in plan assets:
Employer contributions	$452	$464
Benefits paid	(452)	(464)
Plan assets at end of year	$—	$—
Benefit obligation, included in other liabilities	$1,865	$2,111

The following table presents before tax effected amounts recognized in accumulated other comprehensive income (loss) at December 31:

(In thousands)	2025	2024	2023
Net actuarial loss	$2,015	$2,100	$2,300
Prior service credit	(207)	(236)	(263)
Total amount recognized	$1,808	$1,864	$2,037

Notes to the Consolidated Financial Statements
The following table summarizes the components of net periodic benefit cost and other amounts recognized in other comprehensive income during the year:

(In thousands)	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	97	106	132
Prior service credit amortization	(29)	(29)	(29)
Recognized actuarial loss	193	203	225
Net periodic benefit	261	280	328

Components of other amounts:
Net regular actuarial (gain) loss	$108	$1	$(47)
Recognized actuarial loss	(193)	(202)	(225)
Prior service credit amortization	29	29	29
Total recognized in other comprehensive income	(56)	(172)	(243)
Total recognized in comprehensive income	$205	$108	$85

The following table summarizes certain weighted average assumptions used to measure the plans’ obligation at the end of the year as well as net periodic benefit expense during the year:

	2025	2024	2023
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.69%	5.16%	4.76%
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	5.19%	4.76%	5.01%
The net actuarial loss and prior service credit that is expected to be amortized from accumulated other comprehensive loss and into net periodic expense during the year ended December 31, 2026 is $0.2 million.
The following table presents the future estimated benefit payments for the next five years and thereafter as of December 31, 2025:

(In thousands)	As of December 31, 2025
2026	$309
2027	285
2028	255
2029	210
2030	191
Thereafter	671
Total estimated future payments	1,921
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

Notes to the Consolidated Financial Statements
Long Term Incentive Plans

Stock Options:
The Company granted stock options in previous years to employees and directors. As of December 31, 2020, all options had vested and were exercisable at the option of the vested holders until the termination of each tranche after 10 years from the grant date or earlier if the employee or director has changed their employment status. As of December 31, 2025, there are no outstanding options. The Company does not currently have an active stock option plan that is available for issuing new options.
A summary of the status of the Company’s options as of December 31, 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term		Intrinsic Value (in thousands)
Outstanding, January 1, 2025	106,620	$13.56	2.0	years
Granted	—	—	—
Forfeited/ Expired	(15,780)	11.00	—
Exercised	(90,840)	14.01	—
Outstanding, December 31, 2025	—	—	0	years	$—
Vested and Exercisable, December 31, 2025	—	$—	0	years	$—
As noted above, there was no compensation cost attributable to the options for the year ended December 31, 2025 and December 31, 2024 as all options had been fully expensed as of December 31, 2020. The fair value of all awards outstanding as of December 31, 2025 and December 31, 2024 was zero and $2.1 million, respectively. No cash was received for options exercised in the years ended December 31, 2025 and December 31, 2024.
The Company repurchased 47,384 shares and 128,530 shares for options exercised in the years ended December 31, 2025 and December 31, 2024, respectively.

Time-Based Restricted Stock Units:

The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 564,288 shares were available for issuance as of December 31, 2025.

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
A summary of the status of the Company’s time-based vesting RSUs as of December 31, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	297,817	$22.90
Awarded	182,481	32.90
Forfeited/Expired	(2,568)	26.85
Vested	(163,299)	22.78
Unvested and Expected to Vest, December 31, 2025	314,431	$28.74
As of December 31, 2025, there was $10.1 million of total unrecognized compensation cost related to the non-vested RSUs. The

Notes to the Consolidated Financial Statements
weighted average period to recognize unrecognized compensation is 1.2 years. The Company repurchased 49,807 shares and 18,335 shares for RSUs vested during the year ended December 31, 2025 and 2024, respectively.
Performance-Based Restricted Stock Units:
Performance-based restricted stock units ("PRSUs") represent an obligation to deliver shares to an employee at a future date if certain vesting conditions are met. These awards are subject to the satisfaction of performance conditions or the satisfaction of market conditions, and are settled in shares of the Company’s common stock. These awards do not provide dividend equivalent rights from the date of grant and do not provide voting rights. Unvested awards accrue dividends based on dividends paid on common shares, but those dividends are paid in cash upon satisfaction of the specified vesting requirements on the underlying award. PRSUs are granted at target shares. The minimum and maximum awards that are achievable are 0% and 150%, respectively, of the target shares granted.

A summary of the status of the Company’s PRSUs as of December 31, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	242,240	$21.83
Performance Addition	25,418	8.84
Awarded	59,415	36.78
Forfeited/Expired	—	—
Vested	(76,245)	17.71
Unvested and Expected to Vest, December 31, 2025	250,828	$26.20
As of December 31, 2025, the Company reserved an additional 125,414 shares for issuance upon vesting of PRSUs assuming the Company achieves the maximum share payout.

As of December 31, 2025, there was $8.0 million of total unrecognized compensation cost related to the non-vested PRSUs. The weighted average period to recognize unrecognized compensation is 1.3 years. The Company repurchased 27,942 shares and 45,301 shares for PRSUs vested during the year ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company awarded 25,418 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $8.84 per share. Included in these awards was 12,851 shares with a grant date fair market value of $17.48, and 12,567 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. Compensation expense attributable to the vesting of the performance shares was $0.2 million.

During the year ended December 31, 2025, the Company granted 59,415 PRSUs at target achievement of the Company's corporate goals at a weighted average fair value of $36.78 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.
Deferred Restricted Stock Units:
Under the BDSPP, the deferred bonus DSUs represent the employee's earned bonus which is 100% vested. The employer match DSUs are subject to certain vesting conditions, including years of employment and retirement age. These awards accrue dividends which are reinvested into additional shares of the Company stock and payable at separation. The DSUs do not provide voting rights.

Notes to the Consolidated Financial Statements
A summary of the status of the Company’s DSUs as of December 31, 2025 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2025	—	$—
Deferred bonus	16,304	29.87
Employer match	16,304	29.87
Forfeited/Expired	—	—
Vested	(16,304)	29.87
Unvested and Expected to Vest, December 31, 2025	16,304	$29.87

As of December 31, 2025, there was $0.5 million of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 0.9 years.

Compensation expense attributable to the employee RSUs, PRSUs, and DSUs was $6.0 million, $5.0 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Compensation expense attributable to director RSUs was $0.9 million, $0.5 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in "Other expense" on the Consolidated Statements of Income.

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

The Compensation and Human Resources Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. The Company started with 500,000 shares available for purchase at plan inception in 2022. As of December 31, 2025, the Company has 372,382 shares of remaining shares available for the purchase under ESPP. The expense related to the discount on purchased shares for the year ended December 31, 2025, December 31, 2024 and December 31, 2023 was $101.7 thousand, $93.4 thousand and $120.5 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income.

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

Notes to the Consolidated Financial Statements
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$567,070	$—	$567,070
Non-GSE certificates & CMOs	—	273,232	—	273,232
ABS	—	629,168	—	629,168
Corporate	—	95,504	—	95,504
Other	8,048	7,027	—	15,075
PACE assessments:
Residential PACE assessments	—	—	203,502	203,502
Other assets - Cash flow hedges	—	1,754	—	1,754

Total assets carried at fair value	$8,048	$1,573,755	$203,502	$1,785,305

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$508,158	$—	$508,158
Non-GSE certificates & CMOs	—	214,175	—	214,175
ABS	—	652,334	—	652,334
Corporate	—	98,315	—	98,315
Other	200	3,865	—	4,065
PACE assessments:
Residential PACE assessments	—	—	152,011	152,011
Other assets - Cash flow hedges	—	2,168	—	2,168

Total assets carried at fair value	$200	$1,479,015	$152,011	$1,631,226

During the years ended December 31, 2025 and 2024, there were no transfers of financial instruments between Level 1 and Level
2.

Notes to the Consolidated Financial Statements
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024:

	Residential PACE Assessments
	2025	2024
(In thousands)
Balance of recurring Level 3 assets at January 1	$152,011	$53,303
Amortization included in interest income in net income	(687)	(157)
Change in unrealized holding gains/losses included in other comprehensive income	1,672	1,387
Purchases	69,180	111,670
Sales	—	(6,284)
Principal paydowns	(18,674)	(7,908)

Balance of recurring Level 3 assets at December 31	$203,502	$152,011

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

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2025:

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$203,502	Discounted cash flow	Conditional prepayment rate	7.0% - 26.0% (20.2%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$152,011	Discounted cash flow	Conditional prepayment rate	7.0% - 25.0% (18.9%)

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

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Valuation Technique
Individually analyzed loans	$9,253	$—	$—	$9,253	$9,253	Appraisals of Collateral (1)

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Valuation Technique
Individually analyzed loans	$1,052	$—	$—	$1,052	$1,052	Appraisals of Collateral (1)

(1) Appraisals of collateral are obtained from independent appraisers which includes unobservable inputs such as adjustments such as capitalization rates, vacancy rates, and other assumptions. Appraisals are adjusted for estimated costs to sell of 10%.
Financial Instruments Not Measured at Fair Value
A description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value follows:
Held-to-maturity securities – Investments in fixed income securities are generally valued based on evaluations provided by an independent pricing service. These evaluations represent an exit price or their opinion as to what a buyer would pay for a security, typically in an institutional round lot position, in a current sale. The pricing service utilizes evaluated pricing techniques that vary by asset class and incorporate available market information and, because many fixed income securities do not trade on a daily basis, applies available information through processes such as benchmark curves, benchmarking of available securities, sector groupings and matrix pricing. Model processes, such as option adjusted spread models, are used to value securities that have prepayment features. In those limited cases where pricing service evaluations are not available for a fixed income security, such as PACE assessments, management will typically value those instruments using observable market inputs in a discounted cash flow analysis. Held-to-maturity securities, with the exception of PACE securities which are categorized as Level 3, are generally categorized as Level 2.
Loans held for sale – Loans held for sale are carried at the lower of cost or fair value. The fair value of loans held for sale is determined using the price we expect to receive for the loans based on commitments received from third party investors. Loans held on our balance sheet greater than 90 days are evaluated to determine if a valuation allowance is required to adjust for a decline in fair value below the carrying amount, and then subject to quarterly evaluation going forward. Loans held for sale are generally categorized as Level 3.
Loans receivable – Loans are valued using a present value technique that incorporates management’s assumptions as to what a market participant would assume given the attributes of the loans. The observable U.S. Treasury yield curve is a significant input to the valuation. Assumptions, including prepayment speeds and credit spreads, are based on observable market data where possible or alternatively are based on terms currently offered on loans to borrowers of similar credit quality. The methods used to estimate the fair value of loans are extremely sensitive to the assumptions and estimates used. While management has attempted to use assumptions and estimates that best reflect the Company’s loan portfolio and current market conditions, a greater degree of

Notes to the Consolidated Financial Statements
subjectivity is inherent in these values than in those determined in active markets. Loans would generally be categorized as Level 3.
Resell agreements – Resell agreements are carried at fair value, as these are short term agreements. All existing trades are done at the current rate for new trades, so there is no market value adjustment. The agreements are generally categorized as Level 3, as we have limited market information.
Deposits – Deposits without a defined maturity date are valued at the amount payable on demand, and are categorized as Level 2. Certificates of deposit, which are categorized as Level 2, are valued using a present value technique that incorporates current rates offered by the Company for certificates of comparable remaining maturity.
FHLBNY Advances – FHLBNY advances are valued using a present value technique that incorporates current rates offered by the FHLBNY for advances of comparable remaining maturity. FHLBNY advances are categorized as Level 2.
Subordinated debt – Bank issued subordinated debt is valued based on recent trades for similar issues and or values provided by firms that transact in our bonds. Subordinated debt is categorized as Level 2.
Other – The Company holds or issues other financial instruments for which management considers the carrying value to approximate fair value. Such items include cash and cash equivalents, accrued interest receivable and payable. Many of these items are short term in nature with minimal risk characteristics.
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

Notes to the Consolidated Financial Statements
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
(In thousands)
Financial assets:
Cash and cash equivalents	$291,217	$291,217	$—	$—	$291,217
Held-to-maturity securities	1,554,015	—	449,414	990,558	1,439,972
Loans held for sale	2,814	—	—	2,814	2,814
Loans receivable, net	4,899,687	—	—	4,742,463	4,742,463
Resell agreements	48,662	—	—	48,662	48,662
Accrued interest receivable	65,128	124	11,912	53,092	65,128

Financial liabilities:
Deposits payable on demand	$7,746,044	$—	$7,746,044	$—	$7,746,044
Time deposits	203,197	—	203,170	—	203,170
FHLBNY advances	5,760	—	5,666	—	5,666
Subordinated debt, net	63,787	—	61,013	—	61,013
Accrued interest payable	2,407	—	2,407	—	2,407

	December 31, 2024
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$60,749	$60,749	$—	$—	$60,749
Held-to-maturity securities	1,586,205	—	499,564	933,156	1,432,720
Loans held for sale	37,593	—	—	37,593	37,593
Loans receivable, net	4,612,838	—	—	4,352,266	4,352,266
Resell agreements	23,741	—	—	23,741	23,741
Accrued interest receivable	61,172	44	11,781	49,347	61,172

Financial liabilities:
Deposits payable on demand	6,941,390	—	6,941,390	—	6,941,390
Time deposits and CDs	239,215	—	238,788	—	238,788
FHLBNY advances	250,706	—	250,709	—	250,709
Subordinated debt, net	63,703	—	57,651	—	57,651
Accrued interest payable	2,356	—	2,356	—	2,356

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

The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges as part of its interest rate risk management strategy. As of December 31, 2025, the Company had five interest rate option contracts with a floor with notional value of $465.0 million, hedging floating-rate available for sale securities.

Effect of Derivatives on the Consolidated Statements of Financial Condition

All cash flow hedges are recorded gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative assets as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$465,000	$1,754	$265,000	$2,168

Effect of Cash Flow Hedge Accounting on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations as of December 31, 2025, December 31, 2024 and December 31, 2023:

	December 31, 2025		December 31, 2024		December 31, 2023
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on cash flow hedging relationships:
Gain (loss) reclassified from accumulated OCI into income	$14	$—	$(130)	$—	$—	$—

Cash Flow Hedges

Cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate securities. During the next twelve months, the Company estimates that an additional $130.7 thousand will be reclassified as a reduction in interest income.

Notes to the Consolidated Financial Statements

The Company did not terminate any derivatives during the year ended December 31, 2025 and 2024, respectively. There were no derivatives during the year ended December 31, 2023.

The table below presents the effect of the cash flow hedge accounting on accumulated other comprehensive income (loss) for the periods indicated:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Gain (loss) recognized in other comprehensive income (loss)	$(255)	$514	$—
Gain (loss) reclassified from other comprehensive income into interest income	14	(130)	—

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	December 31, 2025	December 31, 2024
(In thousands)
Commitments to extend credit	$454,287	$442,761
Standby letters of credit	29,585	29,715
Total	$483,872	$472,476

Included in the above table are extensions of credit to related parties and affiliates. As of December 31, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit. As of December 31, 2024, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit.

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

The Company reserves for the credit risk inherent in off balance sheet credit commitments. Upon adoption of ASU 2016-13 on January 1, 2023, the Day 1 adjustment to allowance for credit losses on off-balance sheet credit exposures was $2.7 million. This allowance, which is included in other liabilities, amounted to approximately $2.8 million as of December 31, 2025, compared to a reserve of $4.1 million as of December 31, 2024. The provision for credit losses related to off balance sheet credit commitments was a recovery of $1.4 million, $50.0 thousand and $61.1 thousand for the year ended December 31, 2025, December 31, 2024 and 2023, respectively.
Investment Obligations
The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of December 31, 2025, the estimated remaining commitments to Pace Funding Group LLC and Allectrify PBC under these agreements were $139.5 million and $100.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is recorded in other liabilities.
During the fourth quarter of 2025, the Company funded $2.4 million to Greenskies Clean Energy LLC as a solar tax equity investment. As part of this investment agreement, the Company committed to additional fundings of $5.6 million which is recognized as a liability on the balance sheet given this future event is unconditional and legally binding.

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

Notes to the Consolidated Financial Statements
16.    LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of December 31, 2025 and December 31, 2024. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Company’s geographies.
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
During the year ended December 31, 2025, the Company entered into a fifteen-year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises in 2026.
As of December 31, 2025, the ROU lease asset is $9.6 million and operating lease liability is $12.3 million. As of December 31, 2024, the ROU lease asset was $14.2 million and operating lease liability was $19.7 million.

The following table summarizes our lease cost and other operating lease information:

	Year Ended December 31,
	2025	2024	2023
(In thousands)
Operating lease cost	$8,132	$7,376	$7,219
Cash paid for amounts included in the measurement of operating leases liability	10,873	12,257	11,294
Right-of-use assets obtained in exchange for lease liabilities	2,873	560	—
The lease expiration dates ranged from 0.2 to 5.3 years for December 31, 2025 and from 0 to 3 years for December 31, 2024.
The weighted average remaining lease term on operating leases at December 31, 2025 and December 31, 2024 was 2.0 years and 2.2 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.45% and 3.15% at December 31, 2025 and December 31, 2024, respectively.

Notes to the Consolidated Financial Statements
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of December 31, 2025:

(In thousands)	As of December 31, 2025
2026	$9,263
2027	1,341
2028	610
2029	627
2030	645
Thereafter	258
Total undiscounted operating lease payments	12,744
Less: present value adjustment	489
Total Operating leases liability	$12,255

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

At December 31, 2025 and December 31, 2024, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $8.2 million and $7.6 million as of December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, the carrying amount of the core deposit intangible was $0.9 million and $1.5 million, respectively.

Amortization expense recognized on the core deposit intangible was $574.0 thousand, $730.2 thousand and $887.7 thousand for the year ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Intangible Assets
The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2026	$419
2027	265
2028	111
2029	33
2030	28
Thereafter	57
Total	$913

Notes to the Consolidated Financial Statements
18.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of December 31, 2025, the Company's maximum exposure to loss is $49.5 million.

	December 31, 2025	December 31, 2024
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$4,479	$4,732
Loan commitments	45,012	49,744
Funded portion of loan commitments	44,525	49,744
For additional disclosures related to commitments for investment obligations related to tax credit investments, see Note 15.
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Year Ended
	December 31,
	2025	2024	2023
(In thousands)
Tax credits and other tax benefits recognized in equity method investments income (1)	$285	$3,441	$1,660
Tax credits and other tax benefits recognized in income tax expense (2)	6,693	—	—
Investment amortization recognized in income tax expense(2)	5,242	—	—

(1) Related to equity investments that do not qualify for PAM
(2) Related to equity investments that do qualify for PAM
The following table shows the cash flows related to the total income tax benefits presented in the line items in the Consolidated Statements of Cash Flows for investments accounted for using the PAM:

Year Ended
December 31,
2025
(In thousands)
Net Income	$1,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5,242)
Increase in other assets	6,693

Notes to the Consolidated Financial Statements
19.     PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Amalgamated Financial Corp. follows:

CONDENSED BALANCE SHEET
	December 31, 2025	December 31, 2024
(in thousands)
ASSETS
Cash and cash equivalents	$42,998	$49,688
Investment securities	3,000	—
Investment in banking subsidiary	812,710	721,911
Other assets	595	449
Total assets	$859,303	$772,048

LIABILITIES AND EQUITY
Subordinated debt	$63,787	$63,703
Accrued expense and other liabilities	1,052	691
Stockholders' equity	794,464	707,654
Total liabilities and stockholders' equity	$859,303	$772,048

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Year Ended December 31,
	2025	2024	2023
(in thousands)
Interest income	$73	$—	$—
Dividends from subsidiaries	50,000	40,000	60,000
Other income	—	1,076	1,417
Equity in undistributed subsidiary income	57,332	68,628	30,170
Interest expense	2,174	2,370	2,719
Other expense	1,827	1,702	1,669
Income before tax expense	103,404	105,632	87,199
Income tax benefit	(1,043)	(802)	(779)
Net income	$104,447	$106,434	$87,978
Comprehensive income	$130,996	$133,801	$110,681

Notes to the Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS
	Year Ended December 31,
	2025	2024	2023
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,447	$106,434	$87,978
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed subsidiary income	(57,332)	(68,628)	(30,170)
Net gain on repurchase of subordinated debt	—	(1,076)	(1,417)
Net amortization on subordinated debt issuance cost	101	158	302
Change in other assets	(359)	27	(755)
Change in other liabilities	344	85	(4,286)
Net cash provided by operating activities	47,201	37,000	51,652

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held-to-maturity	(3,000)	—	—
Net cash used by investing activities	(3,000)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid on common stock	(17,203)	(14,234)	(12,333)
Repurchase of common stock	(35,075)	(3,359)	(9,543)
Repurchase of subordinated debt	—	(5,925)	(6,047)
Common stock issued under Equity Programs	1,387	789	804
Net cash used by financing activities	(50,891)	(22,729)	(27,119)
Increase in cash and cash equivalents	(6,690)	14,271	24,533
Cash and cash equivalents at beginning of year	49,688	35,417	10,884
Cash and cash equivalents at end of year	$42,998	$49,688	$35,417

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

Stockholders and the Board of Directors of
Amalgamated Financial Corp.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Amalgamated Financial Corp. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses for Loans – Conceptual Design and Qualitative Factors

As described in Notes 1 and 5 to the financial statements, the Company estimates expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. During the year ended December 31, 2025, the Company enhanced its allowance for credit losses calculation for loans ("ACL"), which included a change in the ACL software vendor, the development of certain new ACL assumptions, and updates to existing ACL assumptions.

Management estimates the allowance for credit losses on each loan pool using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The ACL model, for portfolios other than the consumer solar loan portfolio segment, calculates the quantitative component of the ACL using a discounted cash flow methodology that utilizes a peer group by segment to develop periodic default rates, and statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of that peer group of banks. Forecasted economic conditions are then utilized to determine future expected credit losses based on expected future behavior of the same macro-economic variables. Expected credit losses are estimated over the contractual term of the loans, adjusted for forecasted prepayments when appropriate. The ACL model for the consumer solar loan portfolio calculates the quantitative component of the ACL using a weighted average remaining maturity model that utilizes the Company’s historical loss rates and forecasts those losses over the weighted average remaining maturity of the portfolio.

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

We identified the auditing of the conceptual soundness in the design of the new discounted cash flow ACL model, including the evaluation of key management judgments, and the qualitative factor determinations related to the allowance for credit losses for loans as a critical audit matter. A significant amount of auditor judgment was required to evaluate the reasonableness of management’s judgments related to the development of the discounted cash flow quantitative model, including the selection of the macroeconomic variables and the translation of peer loss data within the regression modeling. In addition, significant auditor judgment was required to assess the reasonableness of the qualitative factors applied to the quantitative modeling results.

The primary procedures we performed to address the critical audit matter included:

•Testing the effectiveness of controls over the evaluation of the conceptual design of the new discounted cash flow ACL model and the evaluation of the qualitative factors, including controls addressing:
◦Management’s judgments in the design of the new discounted cash flow ACL model, including the selection of the macroeconomic variables and the translation of peer loss data within the regression modeling.
◦Management’s review of the results of the third-party model validation.
◦Management’s reconciliation and testing of loan data inputs into the model.
◦Management’s review and approval of the qualitative factors.

•Substantively testing management’s process related to the conceptual design of the new discounted cash flow ACL model and determination of qualitative factors, which included:
◦Evaluation, with the assistance of internal specialists, of the reasonableness of management’s judgments related to the conceptual design of the new discounted cash flow ACL model, including the selection of the macroeconomic variables and the translation of peer loss data within the regression modeling.
◦Evaluation of the relevance and reliability of data utilized in the model, including reconciliation and testing of loan data inputs.
◦Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies.

Crowe LLP

We have served as the Company's auditor since 2020.

Livingston, New Jersey
March 5, 2026

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on such assessment our management has concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm that audited the financial statements that are included in this annual report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of Crowe LLP appears on page 144.
Item 9B. Other Information.
Not applicable.
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Proposal 1—“Election of Directors” under the subsection titled “Biographical Information” and “Biographical Information for Our Executive Officers”;
•“Corporate Governance and Social Responsibility” under the subsections titled “Other Relationships,” “Code of Business Conduct and Ethics,” “Nominations of Directors,” and “Audit Committee”;
•“Delinquent Section 16(a) Reports”; and
•“Insider Trading Policy.”
Item 11. Executive Compensation.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Director Compensation”;
•“Compensation Discussion and Analysis”;
•“Compensation Committee Report”;
•“Executive Compensation”; and
•“Corporate Governance and Social Responsibility” under the subsections titled “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Security Ownership of Certain Beneficial Owners and Management”; and
•“Equity Compensation Plan Information”
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Stockholders under the following captions, which sections are incorporated herein by reference:
•“Certain Relationships and Related Party Transactions”; and
•“Corporate Governance and Social Responsibility” under the subsection titled “Director Independence.”
Item 14. Principal Accounting Fees and Services.
The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Stockholders under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” under the subsections titled “Audit and Related Fees” and “Pre-Approval Policy,” which sections are incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
A list of financial statements filed herewith is contained in Part II, Item 8, “Financial Statements and Supplementary Data,” above of this Annual Report on Form 10-K and is incorporated by reference herein. The financial statement schedules have been omitted because they are not required, not applicable or the information has been included in our consolidated financial statements. The exhibits required by this Item are contained in the Exhibit Index on page 150 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

10.5	Amalgamated Bank Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*
10.6	Amalgamated Financial Corp. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021).*
10.7	Amalgamated Bank 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Amalgamated Financial Corp.’s Registration Statement on Form S-4EF filed with the SEC on September 8, 2020).*

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

10.12
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

10.15
Form of Award Agreement for Restricted Stock Units to Chief Executive Officer to be made under the Amalgamated Financial Corp. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 11, 2021).*

10.16	Amalgamated Financial Corp. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on May 30, 2023.*
10.17	Form of Award Agreement for Restricted Stock Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan.*
10.18	Form of Award Agreement for Performance Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan for Executive Officers.****
10.19	Form of Award Agreement for Performance Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan for Chief Executive Officer.****
10.20
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Jason Darby (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022).*

10.21
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Sam Brown (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022)*

10.22
Employment Agreement, dated August 24, 2022, between Amalgamated Financial Corp. and Mandy Tenner (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 30, 2022)*

10.23	Employment Agreement, dated April 1, 2025, between Amalgamated Financial Corp. and Tyrone Graham****
10.24	Employment Agreement, dated April 1, 2025, between Amalgamated Financial Corp. and Margaret Lanning****
10.25	Employment Agreement, dated February 19, 2025, between Amalgamated Financial Corp. and Edgar Romney Jr.****
10.26
Severance Policy for Employees Not Covered by a Collective Bargaining Agreement, Effective July 26, 2023 (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on August 1, 2022)*

10.27
Amended & Restated Employment Agreement, dated February 24, 2025, by and among Amalgamated Financial Corp., Amalgamated Bank, and Sean Searby (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on February 27, 2025)*

10.28
Amalgamated Financial Corp. Bonus Deferral and Deferred Stock Unit Program (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)*

10.29	Form of Deferred Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)*
10.30
Form of Deferred Restricted Stock Unit Award Agreement – Matching Grant (incorporated by reference to Exhibit 10.3 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)*

10.31
Amended & Restated Employment Agreement, dated March 25, 2025, by and among Amalgamated Financial Corp., Amalgamated Bank, and Priscilla Sims Brown (incorporated by reference to Exhibit 10.4 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on March 25, 2025)*

10.32
Lease Agreement, dated April 4, 2025, by and among Amalgamated Bank, and 99 Park Avenue Associate, L.P. (incorporated by reference to Exhibit 10.1 to Amalgamated Financial Corp.’s Current Report on Form 8-K filed with the SEC on April 8, 2025)

19.1	Insider Trading Policy**
21.1	Subsidiaries of Amalgamated Financial Corp.**
23.1	Consent of Independent Registered Public Accounting Firm—Crowe LLP.**
24.1	Power of Attorney (included on signature page)**
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer**
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer**
32.1	Section 1350 Certifications***
97.1
Amalgamated Financial Corp. Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Amalgamated Financial Corp.’s Annual Report on Form 10-K filed with the SEC on March 7, 2024)*

101
The following financial statements from the Annual Report on Form 10-K of Amalgamated Financial Corp., formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 and (vi) Notes to Consolidated Financial Statements.

104	The cover page of Amalgamated Financial Corp.’s Form 10-K Report for the year ended December 31, 2025, formatted in iXBRL (included with the Exhibit 101 attachments).**

* Management contract or compensatory plan or arrangement.
**    Filed herewith.
***    Furnished herewith.
****    Management contract or compensatory plan or arrangement filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

March 5, 2026	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Priscilla Sims Brown, Jason Darby, and Mandy Tenner his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lynne P. Fox	Director and Chair of the Board	March 5, 2026
Lynne P. Fox
/s/ Priscilla Sims Brown	Director, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2026
Priscilla Sims Brown
/s/ Jason Darby	Chief Financial Officer (Principal Financial Officer)	March 5, 2026
Jason Darby
/s/ Leslie Veluswamy	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2026
Leslie Veluswamy
/s/ Maryann Bruce	Director	March 5, 2026
Maryann Bruce
/s/ Mark A. Finser	Director	March 5, 2026
Mark A. Finser
/s/ Darrell Jackson	Director	March 5, 2026
Darrell Jackson
/s/ Julie Kelly	Director	March 5, 2026
Julie Kelly
/s/ JoAnn Lilek	Director	March 5, 2026
JoAnn Lilek
/s/ Meredith Miller	Director	March 5, 2026
Meredith Miller
/s/ Edgar Romney, Sr.	Director	March 5, 2026
Edgar Romney, Sr.
/s/ Julieta Ross	Director	March 5, 2026
Julieta Ross
/s/ Royce "Tony" Wells	Director	March 5, 2026
Royce "Tony" Wells
/s/ Scott Stoll	Director	March 5, 2026
Scott Stoll
/s/ Steven SaLoutos	Director	March 5, 2026
Steven SaLoutos