Form 10-Q
period 2026-03-31
Amalgamated Financial Corp.
filed 2026-05-05
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of May 4, 2026, the registrant had 29,867,347 shares of common stock outstanding at $0.01 par value per share.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “anticipate,” “aspire,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “in the future,” and “intend,” as well as other similar words and expressions of the future. These forward-looking statements include, but are not limited to, statements related to our projected growth, anticipated future financial performance, and management’s long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition from expected developments or events, or business and growth strategies, including anticipated internal growth.
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
2.deterioration in the financial condition of borrowers, as well as deterioration in the reputational profile of borrowers, resulting in significant increases in credit losses and provisions for those losses;
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
19.the impact of competition with other financial institutions, including pricing pressures and the resulting impact on results, including compression to net interest margin;
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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	March 31, 2026	December 31, 2025
Assets	(unaudited)
Cash and due from banks	$11,617	$4,501
Interest-bearing deposits in banks	168,111	286,716
Total cash and cash equivalents	179,728	291,217
Securities:
Available for sale, at fair value:
Traditional securities	1,928,067	1,580,049
Property Assessed Clean Energy ("PACE") assessments	215,198	203,502
	2,143,265	1,783,551
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $40 and $41, respectively	466,741	476,950
PACE assessments, net of allowance for credit losses of $709 and $703, respectively	1,081,119	1,077,065
	1,547,860	1,554,015

Loans held for sale	459	2,814
Loans receivable, net of deferred loan origination fees and costs	5,033,358	4,957,273
Allowance for credit losses	(68,155)	(57,586)
Loans receivable, net	4,965,203	4,899,687

Resell agreements	66,134	48,662
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	5,009	5,009
Accrued interest receivable	56,248	65,128
Premises and equipment, net	10,107	4,685
Bank-owned life insurance	107,802	108,941
Right-of-use lease asset	9,413	9,602
Deferred tax asset, net	31,336	30,750
Goodwill	12,936	12,936
Intangible assets, net	808	913
Equity method investments	5,578	7,979
Other assets	29,006	43,947
Total assets	$9,170,892	$8,869,836
Liabilities
Deposits	$8,178,084	$7,949,241
Borrowings	69,568	69,547
Operating leases	11,511	12,255
Other liabilities	104,155	44,329
Total liabilities	$8,363,318	$8,075,372

Commitments, contingencies and off balance sheet risk (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,163,813 and 31,045,377 shares issued, respectively, and 29,856,788 and 29,818,424 shares outstanding, respectively)	$315	$312
Additional paid-in capital	294,464	294,134
Retained earnings	587,323	567,269
Accumulated other comprehensive loss, net of income taxes	(36,586)	(32,088)
Treasury stock, at cost (1,307,025 and 1,226,953 shares, respectively)	(37,942)	(35,163)
Total stockholders' equity	807,574	794,464
Total liabilities and stockholders’ equity	$9,170,892	$8,869,836

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2026	2025
INTEREST AND DIVIDEND INCOME
Loans	$63,471	$57,843
Securities	44,189	41,653
Interest-bearing deposits in banks	1,653	1,194
Total interest and dividend income	109,313	100,690
INTEREST EXPENSE
Deposits	28,614	28,917
Borrowed funds	543	1,196
Total interest expense	29,157	30,113
NET INTEREST INCOME	80,156	70,577
Provision for credit losses	13,488	596
Net interest income after provision for credit losses	66,668	69,981
NON-INTEREST INCOME
Trust Department fees	4,306	4,191
Service charges on deposit accounts	7,204	3,438
Bank-owned life insurance income	1,322	626
Losses on sale of securities and other assets, net	(822)	(680)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	12	832
Equity method investments income (loss)	624	(2,508)
Other income	640	507
Total non-interest income	13,286	6,406
NON-INTEREST EXPENSE
Compensation and employee benefits	25,750	23,314
Occupancy and depreciation	4,155	3,293
Professional fees	3,736	4,739
Technology	6,618	5,619
Office maintenance and depreciation	550	629
Amortization of intangible assets	105	144
Advertising and promotion	605	51
Federal deposit insurance premiums	1,005	900
Other expense	3,364	2,961
Total non-interest expense	45,888	41,650
Income before income taxes	34,066	34,737
Income tax expense	8,843	9,709
Net income	$25,223	$25,028
Earnings per common share - basic	$0.85	$0.82
Earnings per common share - diluted	$0.84	$0.81

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$25,223	$25,028
Other comprehensive (loss) income, net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	43	42
Net unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities available for sale	(6,678)	14,170
Reclassification adjustment for losses realized in income	822	680
Accretion of net unrealized loss on securities transferred to held-to-maturity	439	502
Net unrealized (losses) gains on securities	(5,417)	15,352
Net change in unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on cash flow hedges	(603)	212
Reclassification adjustment for losses (gains) realized in income from cash flow hedges	42	(115)
Reclassification adjustment for unrealized holding losses on available for sale securities realized in income related to fair value hedges	(203)	—
Net unrealized (losses) gains on derivatives	(764)	97
Other comprehensive (loss) income, before tax	(6,138)	15,491
Income tax effect	1,640	(4,162)
Total other comprehensive (loss) income, net of taxes	(4,498)	11,329
Total comprehensive income, net of taxes	$20,725	$36,357

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended March 31, 2026
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2026	29,818,424	$312	$294,134	$567,269	$(32,088)	$(35,163)	$794,464
Net income	—	—	—	25,223	—	—	25,223
Common stock issued under Equity Programs	7,991	1	749	—	—	—	750
Dividends declared on common stock, $0.17 per share	—	—	—	(5,169)	—	—	(5,169)
Repurchase of common stock	(80,072)	—	—	—	—	(2,779)	(2,779)
Restricted stock units vesting, net of repurchases	110,445	2	(2,456)	—	—	—	(2,454)
Stock-based compensation expense	—	—	2,037	—	—	—	2,037
Other comprehensive loss, net of taxes	—	—	—	—	(4,498)	—	(4,498)
Balance at March 31, 2026	29,856,788	$315	$294,464	$587,323	$(36,586)	$(37,942)	$807,574

	Three Months Ended March 31, 2025
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2025	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654
Net income	—	—	—	25,028	—	—	25,028
Common stock issued under Equity Programs	10,435	—	790	—	—	—	790
Dividends declared on common stock, $0.14 per share	—	—	—	(4,389)	—	—	(4,389)
Repurchase of common stock	(105,038)	—	—	—	—	(3,510)	(3,510)
Exercise of stock options, net of repurchases	17,607	—	(209)	—	—	—	(209)
Restricted stock units vesting, net of repurchases	102,954	1	(2,135)	—	—	—	(2,134)
Stock-based compensation expense	—	—	1,437	—	—	—	1,437
Other comprehensive income, net of taxes	—	—	—	—	11,329	—	11,329
Balance at March 31, 2025	30,696,940	$309	$288,539	$500,783	$(47,308)	$(6,327)	$735,996

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,223	$25,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,991	265
Amortization of intangible assets	105	144
Deferred income tax expense	1,053	4,476
Provision for credit losses	13,488	596
Stock-based compensation expense	2,037	1,437
Net (gain) loss from equity method investments	(624)	2,508
Net loss on sale of securities available for sale and other assets	822	680
Net gain on sale of loans and change in fair value on loans held-for-sale, net	(12)	(832)
Net gain on death benefits of bank-owned life insurance	(681)	—
Proceeds from sales of loans originated as held for sale	1,685	3,534
Originations of loans held for sale	(458)	(5,562)
Increase in cash surrender value of bank-owned life insurance	(641)	(626)
Decrease in accrued interest receivable	8,880	6,080
Decrease in other assets	18,194	6,278
Increase in other liabilities	(14,286)	(9,792)
Net cash provided by operating activities	56,776	34,214
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(77,998)	(4,670)
Proceeds from sales of loans originated as held for investment	470	34,844
Purchase of securities available for sale	(437,602)	(144,007)
Purchase of securities held-to-maturity	(14,382)	(17,807)
Proceeds from sales of securities available for sale	46,158	16,119
Maturities, principal payments and redemptions of securities available for sale	96,645	86,048
Maturities, principal payments and redemptions of securities held-to-maturity	20,482	31,176
Increase in resell agreements	(17,472)	(17,910)
Decrease in equity method investments	920	335
Decrease in FHLBNY stock, net	—	11,014
Purchase of premises and equipment, net	(6,079)	(1,753)
Proceeds from redemption of bank-owned life insurance	1,506	—
Net cash used in investing activities	(387,352)	(6,611)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	228,843	231,467
Net increase in other borrowings	—	(244,754)
Common stock issued under Equity Programs	750	790
Repurchase of common stock	(2,779)	(3,510)
Dividends paid on common stock	(5,273)	(4,288)
Payments related to repurchase of common stock for equity awards	(2,454)	(2,343)
Net cash provided by (used in) financing activities	219,087	(22,638)
Increase (decrease) in cash, cash equivalents, and restricted cash	(111,489)	4,965

Cash, cash equivalents, and restricted cash at beginning of year	291,217	60,749
Cash, cash equivalents, and restricted cash at end period	$179,728	$65,714
Supplemental disclosures of cash flow information:
Interest paid during the period	$28,574	$29,561
Income taxes paid during the period	20,860	1,508
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,721	$—
Receivable for redemption of bank-owned life insurance included in other assets	955	—
Loans transferred to held-for-sale	—	1,942
Loans transferred to held-for-investment	670	—
Purchase of securities available for sale, net not settled	70,995	22,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). A more detailed description of our accounting policies is included in the 2025 Annual Report, which remain significantly unchanged.

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gains (losses) on derivatives	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2026	$(1,324)	$(23,927)	$(7,112)	$275	$(32,088)
Current Period Change	43	(5,856)	439	(764)	(6,138)
Income Tax Effect	(13)	1,565	(117)	205	1,640
Balance as of March 31, 2026	$(1,294)	$(28,218)	$(6,790)	$(284)	$(36,586)

Balance as of January 1, 2025	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)
Current Period Change	42	14,850	502	97	15,491
Income Tax Effect	(11)	(3,989)	(136)	(26)	(4,162)
Balance as of March 31, 2025	$(1,333)	$(38,275)	$(8,242)	$542	$(47,308)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended March 31,
	2026	2025
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$34	$35
Reclassification adjustment for prior service expense included in other expense and in compensation and employee benefits	7	7
Change in obligation for other benefits	2	—
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	43	42
Income tax effect	(13)	(11)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	30	31

Securities
Unrealized holding (losses) gains on available for sale securities	(6,678)	14,170
Reclassification adjustment for net losses realized in income	822	680
Accretion of net unrealized loss on securities transferred to held-to-maturity	439	502
Change in unrealized (losses) gains on available for sale securities	(5,417)	15,352
Income tax effect	1,448	(4,125)
Net change in unrealized (losses) gains on securities	(3,969)	11,227

Derivatives
Unrealized holding gains (losses) on cash flow hedges	(603)	212
Reclassification adjustment for losses (gains) realized in income from cash flow hedges	42	(115)
Reclassification adjustment for unrealized holding losses on available for sale securities realized in income related to fair value hedges	(203)	—
Change in unrealized gains (losses) on derivatives	(764)	97
Income tax effect	205	(26)
Net change in unrealized gains (losses) on derivatives	(559)	71

Total	$(4,498)	$11,329

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of March 31, 2026 are as follows:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$678,895	$3,532	$(19,154)	$663,273
Non-GSE certificates & CMOs	374,280	774	(10,773)	364,281
Asset-Backed Securities ("ABS")	762,635	757	(10,957)	752,435
Corporate	95,999	45	(3,475)	92,569
Other	55,800	102	(393)	55,509
	1,967,609	5,210	(44,752)	1,928,067
PACE assessments:
Residential PACE assessments	214,022	1,176	—	215,198

Total available for sale	$2,181,631	$6,386	$(44,752)	$2,143,265

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities
GSE certificates & CMOs	$183,410	$1,056	$(14,503)	$169,963
Non-GSE certificates & CMOs	68,199	1	(3,505)	64,695
ABS	148,393	27	(4,989)	143,431
Municipal	63,779	153	(9,123)	54,809
Corporate	3,000	—	(23)	2,977
	466,781	1,237	(32,143)	435,875
PACE assessments:
Commercial PACE assessments	334,508	—	(31,739)	302,769
Residential PACE assessments	747,320	—	(66,759)	680,561
	1,081,828	—	(98,498)	983,330

Total held-to-maturity	$1,548,609	$1,237	$(130,641)	$1,419,205

Allowance for credit losses	(749)

Total held-to-maturity, net of allowance for credit losses	$1,547,860

As of March 31, 2026, available for sale securities with a fair value of $1.50 billion and held-to-maturity securities with a fair value of $406.4 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding

Notes to Consolidated Financial Statements (unaudited)
advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

The amortized cost and fair value of investment securities available for sale and held-to-maturity as of December 31, 2025 are as follows:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
GSE residential CMOs	$580,446	$5,258	$(18,634)	$567,070
Non-GSE certificates & CMOs	281,787	1,523	(10,078)	273,232
ABS	638,635	1,005	(10,472)	629,168
Corporate	100,000	117	(4,613)	95,504
Other	15,190	37	(152)	15,075
	1,616,058	7,940	(43,949)	1,580,049
PACE assessments:
Residential PACE assessments	200,003	3,499	—	203,502

Total available for sale	$1,816,061	$11,439	$(43,949)	$1,783,551

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$184,690	$1,178	$(13,611)	$172,257
Non-GSE certificates & CMOs	69,198	1	(3,331)	65,868
ABS	156,020	9	(4,167)	151,862
Municipal	64,083	229	(7,891)	56,421
Corporate	3,000	6	—	3,006
	476,991	1,423	(29,000)	449,414
PACE assessments:
Commercial PACE assessments	327,735	—	(28,865)	298,870
Residential PACE assessments	750,033	—	(58,345)	691,688
	1,077,768	—	(87,210)	990,558

Total held-to-maturity	$1,554,759	$1,423	$(116,210)	$1,439,972

Allowance for credit losses	(744)

Total held-to-maturity, net of allowance for credit losses	$1,554,015
There were no transfers to or from securities held-to-maturity during the three months ended March 31, 2026, or the three months ended March 31, 2025.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of March 31, 2026. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$15,018	$14,801	$11,765	$11,538
Due after one year through five years	50,680	50,205	9,179	8,359
Due after five years through ten years	145,160	142,525	105,767	102,015
Due after ten years	917,598	908,180	1,170,290	1,062,636
	$1,128,456	$1,115,711	$1,297,001	$1,184,548

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended,
	March 31, 2026	March 31, 2025
(In thousands)
Proceeds	$46,158	$16,119

Realized gains	$208	$—
Realized losses	(1,030)	(680)
Net realized losses	$(822)	$(680)

Tax benefit	$213	$190
There were no sales of held-to-maturity securities during the three months ended March 31, 2026 or the three months ended March 31, 2025.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of March 31, 2026 and December 31, 2025, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	March 31, 2026
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$211,278	$1,461	$121,879	$17,693	$333,157	$19,154
Non-GSE certificates & CMOs	112,453	888	110,982	9,885	223,435	10,773
ABS	345,673	1,021	91,740	9,936	437,413	10,957
Corporate	14,846	154	72,678	3,321	87,524	3,475
Other	33,927	393	—	—	33,927	393
Total available for sale	$718,177	$3,917	$397,279	$40,835	$1,115,456	$44,752

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$57,671	$342	$138,879	$18,292	$196,550	$18,634
Non-GSE certificates & CMOs	5,893	20	118,250	10,058	124,143	10,078
ABS	284,508	1,095	105,027	9,377	389,535	10,472
Corporate	—	—	75,386	4,613	75,386	4,613
Other	7,848	152	—	—	7,848	152
Total available for sale	$355,920	$1,609	$437,542	$42,340	$793,462	$43,949
Available for sale securities

As of March 31, 2026, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of March 31, 2026, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at March 31, 2026.

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

Notes to Consolidated Financial Statements (unaudited)

With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with only $7.0 million rated below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of March 31, 2026 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $32.2 million and $41.6 million at March 31, 2026 and December 31, 2025, respectively, was included in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2026:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$41	$328	$375	$744
Provision for (recovery of) credit losses	(1)	7	(1)	5
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$40	$335	$374	$749

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended March 31, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$49	$268	$387	$704
Recovery of credit losses	(2)	3	(4)	(3)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$47	$271	$383	$701

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	March 31, 2026	December 31, 2025
(In thousands)
Commercial and industrial	$1,293,879	$1,334,794
Multifamily	1,776,477	1,643,779
Commercial real estate	379,922	363,266
Construction and land development	16,115	24,803
Total commercial portfolio	3,466,393	3,366,642
Residential real estate lending	1,226,041	1,237,791
Consumer solar	315,030	325,154
Consumer and other	25,894	27,686
Total retail portfolio	1,566,965	1,590,631
Total loans receivable	5,033,358	4,957,273
Allowance for credit losses	(68,155)	(57,586)
Total loans receivable, net	$4,965,203	$4,899,687

Included in commercial and industrial loans are government guaranteed loans with a balance of $198.4 million at March 31, 2026 and $204.9 million at December 31, 2025. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at March 31, 2026 and December 31, 2025.

The following table presents information regarding the past due status of the Company’s loans as of March 31, 2026:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$474	$310	$—	$—	$784	$1,293,095	$1,293,879
Multifamily	3,100	5,334	81,820	—	90,254	1,686,223	1,776,477
Commercial real estate	—	—	—	—	—	379,922	379,922
Construction and land development	5,051	—	11,064	—	16,115	—	16,115
Total commercial portfolio	8,625	5,644	92,884	—	107,153	3,359,240	3,466,393
Residential real estate lending	9,268	1,389	1,987	—	12,644	1,213,397	1,226,041
Consumer solar	2,551	1,918	3,303	—	7,772	307,258	315,030
Consumer and other	354	374	221	—	949	24,945	25,894
Total retail portfolio	12,173	3,681	5,511	—	21,365	1,545,600	1,566,965
	$20,798	$9,325	$98,395	$—	$128,518	$4,904,840	$5,033,358

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$11	$200	$713	$—	$924	$1,333,870	$1,334,794
Multifamily	5,662	—	10,316	—	15,978	1,627,801	1,643,779
Commercial real estate	12,321	—	—	—	12,321	350,945	363,266
Construction and land development	5,194	—	11,079	—	16,273	8,530	24,803
Total commercial portfolio	23,188	200	22,108	—	45,496	3,321,146	3,366,642
Residential real estate lending	5,439	3,069	2,419	—	10,927	1,226,864	1,237,791
Consumer solar	2,819	2,280	3,129	—	8,228	316,926	325,154
Consumer and other	914	294	59	—	1,267	26,419	27,686
Total retail portfolio	9,172	5,643	5,607	—	20,422	1,570,209	1,590,631
	$32,360	$5,843	$27,715	$—	$65,918	$4,891,355	$4,957,273

For the three months ended March 31, 2026, no loan modifications were made to borrowers experiencing financial difficulty.

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

For the twelve months ended March 31, 2026, four loan modifications were made to borrowers experiencing financial difficulty. There were no loans with a payment delay or payment default during the twelve months ended March 31, 2026.

For the twelve months ended March 31, 2025, seven loan modifications were made to borrowers experiencing financial difficulty. One C&I loan of $0.4 million that was modified during this period had a payment default during the twelve months ended March 31, 2025. The remaining six loan modifications had no payment delay or payment default during the twelve months ended March 31, 2025.

In order to manage credit quality, we view the Company’s loan portfolio by various segments. For commercial loans, we assign individual credit ratings ranging from 1 (lowest risk) to 10 (highest risk) as an indicator of credit quality. These ratings are based on specific risk factors including (i) historical and projected financial results of the borrower, (ii) market conditions of the

Notes to Consolidated Financial Statements (unaudited)
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
The following table discloses risk rating of the loans. Information below evaluates the Company’s risk category of loans by class as of March 31, 2026:

	Term Loans by Origination Year
(In thousands)	2026	2025	2024	2023	2022 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$68,939	$345,409	$218,144	$53,786	$458,106	$107,607	$441	$1,252,432
Special Mention	—	—	—	—	15,548	345	—	15,893
Substandard	—	—	—	—	25,244	310	—	25,554
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$68,939	$345,409	$218,144	$53,786	$498,898	$108,262	$441	$1,293,879
Current period gross charge-offs	$—	$317	$—	$—	$542	$—	$—	$859
Multifamily:
Pass	$136,258	$408,061	$240,080	$180,137	$718,042	$—	$—	$1,682,578
Special Mention	—	—	—	—	540	—	—	540
Substandard	—	—	—	22,229	71,130	—	—	93,359
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$136,258	$408,061	$240,080	$202,366	$789,712	$—	$—	$1,776,477
Current period gross charge-offs	$—	$—	$—	$—	$73	$—	$—	$73
Commercial real estate:
Pass	$24,784	$36,306	$100,200	$19,101	$196,252	$2	$—	$376,645
Special Mention	—	—	—	—	3,277	—	—	3,277
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$24,784	$36,306	$100,200	$19,101	$199,529	$2	$—	$379,922
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (unaudited)

Construction and land development:
Pass	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	5,051	—	5,051
Substandard	—	—	—	—	—	11,064	—	11,064
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$—	$—	$—	$—	$—	$16,115	$—	$16,115
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$15,229	$61,166	$63,206	$111,061	$960,145	$12,962	$—	$1,223,769
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,272	—	—	2,272
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$15,229	$61,166	$63,206	$111,061	$962,417	$12,962	$—	$1,226,041
Current period gross charge-offs	$—	$—	$—	$—	$2	$—	$—	$2
Consumer solar:
Pass	$—	$341	$86	$21,187	$290,019	$—	$—	$311,633
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	61	—	131	3,205	—	—	3,397
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$—	$402	$86	$21,318	$293,224	$—	$—	$315,030
Current period gross charge-offs	$—	$—	$—	$68	$2,671	$—	$—	$2,739
Consumer and other:
Pass	$—	$—	$—	$1,001	$24,358	$314	$—	$25,673
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	221	—	—	221
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$—	$—	$—	$1,001	$24,579	$314	$—	$25,894
Current period gross charge-offs	$—	$—	$—	$—	$64	$12	$—	$76
Total Loans:
Pass	$245,210	$851,283	$621,716	$386,273	$2,646,922	$120,885	$441	$4,872,730
Special Mention	—	—	—	—	19,365	5,396	—	24,761
Substandard	—	61	—	22,360	102,072	11,374	—	135,867
Doubtful	—	—	—	—	—	—	—	—
Total loans	$245,210	$851,344	$621,716	$408,633	$2,768,359	$137,655	$441	$5,033,358
Current period gross charge-offs	$—	$317	$—	$68	$3,352	$12	$—	$3,749
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

Notes to Consolidated Financial Statements (unaudited)

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

The activities in the allowance by portfolio for the three months ended March 31, 2026 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,276	$4,792	$1,779	$1,506	$7,157	$28,149	$927	$57,586
Provision for (recovery of) credit losses	(1,173)	12,153	(82)	(43)	(261)	3,238	3	13,835
Charge-offs	(859)	(73)	—	—	(2)	(2,739)	(76)	(3,749)
Recoveries	35	—	—	—	118	313	17	483
Ending balance - ACL	$11,279	$16,872	$1,697	$1,463	$7,012	$28,961	$871	$68,155

The activities in the allowance by portfolio for the three months ended March 31, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	2,630	357	(11)	(1)	39	(2,382)	(466)	166
Charge-offs	(823)	—	—	—	(69)	(1,974)	(111)	(2,977)
Recoveries	10	—	—	—	75	266	50	401
Ending Balance - ACL	$15,322	$3,151	$1,589	$1,252	$9,538	$25,005	$1,819	$57,676

The amortized cost basis of loans on nonaccrual status and the specific allowance as of March 31, 2026 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Multifamily	$37,039	$44,781	$13,958
Construction and land development	8,794	2,270	1,463
Total commercial portfolio	$45,833	$47,051	$15,421
Residential real estate lending	1,987	—	—
Consumer solar	3,303	—	—
Consumer and other	221	—	—
Total retail portfolio	5,511	—	—
	$51,344	$47,051	$15,421

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2025 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$713	$713
Multifamily	—	10,316	1,871
Construction and land development	8,794	2,285	1,477
Total commercial portfolio	$8,794	$13,314	$4,061
Residential real estate lending	2,419	—	—
Consumer solar	3,129	—	—
Consumer and other	59	—	—
Total retail portfolio	5,607	—	—
	$14,401	$13,314	$4,061
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of March 31, 2026:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$44,330	$113
Construction and land development	16,260	1,463
	$60,590	$1,576

The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$10,316	$1,871
Construction and land development	16,273	1,477
	$26,589	$3,348

As of March 31, 2026 and December 31, 2025, mortgage loans with an unpaid principal balance of $2.24 billion and $2.33 billion, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit, and to provide additional borrowing potential.

The Company had $1.4 million and $1.5 million of loans to related parties and affiliates as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $0.5 million and $2.8 million, respectively. Included in LHFS were certain non-performing loans of $0.5 million and $0.9 million as of March 31, 2026 and December 31, 2025, respectively.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	March 31, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,316,268	0.00%	$3,234,418	0.00%
NOW accounts	184,010	0.37%	184,635	0.40%
Money market deposit accounts	4,145,115	2.52%	4,000,096	2.47%
Savings accounts	328,476	1.01%	326,895	1.01%
Time deposits	204,215	3.03%	203,197	3.14%
Total deposits	$8,178,084	1.40%	$7,949,241	1.37%

The scheduled maturities of time deposits as of March 31, 2026 are as follows:

(In thousands)	Balance
2026	$167,685
2027	31,808
2028	3,142
2029	1,196
2030	364
Thereafter	20
Total	$204,215
Time deposits greater than $250,000 totaled $53.1 million as of March 31, 2026 and $51.7 million as of December 31, 2025.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $58.3 million and $61.2 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $125.8 million as of March 31, 2026 and $98.0 million as of December 31, 2025.
Included in total deposits are state and municipal deposits totaling $90.6 million and $104.2 million as of March 31, 2026 and December 31, 2025, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of March 31, 2026 and December 31, 2025, the subordinated debt was $63.8 million and $63.8 million, respectively. Interest expense on subordinated debt for the three months ended March 31, 2026 and March 31, 2025 was $0.5 million and $0.5 million, respectively.
During the three months ended March 31, 2026 and March 31, 2025, the Company did not repurchase any subordinated notes.
FHLBNY Advances and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged as collateral for borrowing capacity. As of March 31, 2026, the value of the other eligible assets had an estimated market value net of haircut totaling $2.02 billion (comprised of securities of $418.9 million and mortgage loans of $1.60 billion). As of December 31, 2025, the value of the other eligible assets had an estimated market value net of haircut totaling $1.98 billion (comprised of securities of $318.4 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. As of March 31, 2026 and December 31, 2025, we had $5.8 million and $5.8 million, respectively, of FHLBNY advances through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. FHLBNY advances mature on June 10, 2026. For the three months ended March 31, 2026, and March 31, 2025, interest expense on FHLBNY advances was zero and $0.6 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At March 31, 2026, and December 31, 2025 there was no outstanding balance related to federal funds purchased.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our unvested restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended March 31, 2026 and March 31, 2025, we had 25,811 and 31,563 weighted average anti-dilutive shares, respectively. Anti-dilutive shares were not included in computing diluted earnings per share.

Following is a table setting forth the factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2026	2025
(In thousands, except per share amounts)
Income attributable to common stock	$25,223	$25,028
Weighted average common shares outstanding, basic	29,815	30,682
Basic earnings per common share	$0.85	$0.82

Income attributable to common stock	$25,223	$25,028
Weighted average common shares outstanding, basic	29,815	30,682
Incremental shares from assumed conversion of options and RSUs	335	264
Weighted average common shares outstanding, diluted	30,150	30,946
Diluted earnings per common share	$0.84	$0.81

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
Time-Based Restricted Stock Units:
The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 381,646 shares were available for issuance as of March 31, 2026.
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
A summary of the status of the Company’s time-based vesting RSUs for the three months ended March 31, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	314,431	$28.74
Awarded	76,563	38.36
Forfeited/Expired	(5,697)	28.82
Vested	(90,737)	27.53
Unvested and Expected to Vest, March 31, 2026	294,560	$31.61
As of March 31, 2026, there was $7.5 million of total unrecognized compensation cost related to the non-vested RSUs. The weighted average period to recognize unrecognized compensation is 1.2 years. The Company repurchased 32,984 shares and 33,466 shares for RSUs vested during the three months ended March 31, 2026 and 2025, respectively.
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
A summary of the status of the Company’s performance-based vesting PSUs for the three months ended March 31, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	250,828	$26.20
Performance Addition	27,844	11.74
Awarded	64,184	42.57
Forfeited/Expired	(5,116)	28.53
Vested	(83,523)	19.57
Unvested and Expected to Vest, March 31, 2026	254,217	$30.88
As of March 31, 2026, the Company reserved an additional 127,109 shares for issuance upon vesting of PSUs assuming the Company achieves the maximum share payout.

Notes to Consolidated Financial Statements (unaudited)
As of March 31, 2026, there was $4.8 million of total unrecognized compensation cost related to the non-vested PSUs. The weighted average period to recognize unrecognized compensation is 1.6 years. The Company repurchased 30,831 shares and 27,942 shares for PSUs vested during the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company awarded 27,844 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $11.74 per share. Included in these awards was 13,963 shares with a grant date fair market value of $23.42, and 13,881 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. Compensation expense attributable to the vesting of the performance shares was $0.3 million.

During the three months ended March 31, 2026, the Company granted 64,184 PSUs at target achievement of the Company's corporate goals at a weighted average fair value of $42.57 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.
Deferred Restricted Stock Units:
The Bonus Deferral And Stock Purchase Plan ("BDSPP") provides for a bonus deferral opportunity with matching benefits to certain executives. Under the BDSPP, deferred restricted stock units ("DSUs") represent an obligation to deliver shares to an employee at a future date if certain vesting conditions are met. The plan allows for participating executives to defer up to 100% of their annual incentive plan bonus in the form of DSUs which will convert to shares issuable upon the earliest to occur of the executive’s separation from service (including death), a change of control or a qualifying financial emergency. The Company will match 100% up to 35% of any deferred bonus, in the form of additional DSUs credited to participants' plan accounts. These awards accrue dividends which are reinvested into additional shares of the Company stock and payable at separation. The DSUs do not provide voting rights.
A summary of the status of the Company’s DSUs for the three months ended March 31, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	16,304	$29.87
Deferred bonus	11,357	38.49
Employer match	11,357	38.49
Forfeited/Expired	—	—
Vested	(11,357)	38.49
Unvested and Expected to Vest, March 31, 2026	27,661	$33.41
As of March 31, 2026, there was $0.4 million of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 0.4 years.
Compensation expense attributable to the employee RSUs, PRSUs, and DSUs is recorded in compensation and employee benefits expense in the Consolidated Statements of Income. The amounts for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
RSUs and PRSUs	$1,625,464	$1,276,896
DSUs	205,950	24,546
Total	$1,831,414	$1,301,443
Compensation expense attributable to director RSUs recorded in other expenses in the Consolidated Statements of Income was

Notes to Consolidated Financial Statements (unaudited)
$0.2 million for the three months ended March 31, 2026 and $0.1 million for the three months ended March 31, 2025.
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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. As of March 31, 2026, there were 365,855 shares available for the purchase under ESPP. The expense related to the discount on purchased shares for the three months ended March 31, 2026 and March 31, 2025 was $38.1 thousand and $41.3 thousand, respectively, and is recorded within compensation and employee benefits expense on the Consolidated Statements of Income.

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
Derivatives
Derivatives represent interest rate option contracts and interest rate swaps, and estimated fair values are based on valuation models using observable market data as of the measurement date.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$663,273	$—	$663,273
Non-GSE certificates & CMOs	—	364,281	—	364,281
ABS	—	752,435	—	752,435
Corporate	—	92,569	—	92,569
Other	48,883	6,626	—	55,509
PACE assessments:
Residential PACE assessments	—	—	215,198	215,198

Other assets - Cash flow hedges	—	1,555	—	1,555

Total assets carried at fair value	$48,883	$1,880,739	$215,198	$2,144,820

Financial liabilities:
Other liabilities - Fair value hedges	$—	$203	$—	$203

Total liabilities carried at fair value	$—	$203	$—	$203

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$567,070	$—	$567,070
Non-GSE certificates & CMOs	—	273,232	—	273,232
ABS	—	629,168	—	629,168
Corporate	—	95,504	—	95,504
Other	8,048	7,027	—	15,075
PACE assessments:
Residential PACE assessments	—	—	203,502	203,502

Other assets - Cash flow hedges	—	1,754	—	1,754

Total assets carried at fair value	$8,048	$1,573,755	$203,502	$1,785,305

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and March 31, 2025:

	Residential PACE Assessments
	March 31, 2026	March 31, 2025
(In thousands)
Balance of recurring Level 3 assets at January 1	$203,502	$152,011
Amortization included in interest income	(255)	(119)
Change in unrealized holding gains (losses) included in other comprehensive income	(2,323)	2,436
Purchases	19,927	11,291
Sales	—	—
Principal paydowns	(5,653)	(4,472)

Balance of recurring Level 3 assets at March 31	$215,198	$161,147

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$215,198	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (19.7%)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$203,502	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (20.2%)

Assets Measured at Fair Value on a Non-recurring Basis
Certain financial assets and financial liabilities are measured at fair value on a non-recurring basis. That is, they are subject to fair value adjustments in certain circumstances. Financial assets measured at fair value on a non-recurring basis include certain individually evaluated loans, reported at the fair value of the underlying collateral if repayment is expected solely from the collateral or based on observable market data.

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	March 31, 2026
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Estimated Fair Value
Individually analyzed loans	$31,630	$—	$—	$31,630	$31,630	Appraisals of collateral and market data (1)

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Estimated Fair Value
Individually analyzed loans	$9,253	$—	$—	$9,253	$9,253	Appraisals of Collateral (1)
(1) Appraisals and market data are obtained from independent third parties, which include unobservable inputs such as adjustments for capitalization rates, vacancy rates, and other market insights and assumptions. Appraisals are adjusted for estimated costs to sell of 10%.

Notes to Consolidated Financial Statements (unaudited)
Financial Instruments Not Measured at Fair Value
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value. For a description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value, refer to Note 14, Fair Value of Financial Instruments, included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	March 31, 2026
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$179,728	$179,728	$—	$—	$179,728
Held-to-maturity securities	1,547,860	—	435,874	983,331	1,419,205
Loans held for sale	459	—	—	459	459
Loans receivable, net	4,965,203	—	—	4,786,444	4,786,444
Resell agreements	66,134	—	—	66,134	66,134
Accrued interest receivable	56,248	227	12,790	43,231	56,248

Financial liabilities:
Deposits payable on demand	$7,973,869	$—	$7,973,869	$—	$7,973,869
Time deposits	204,215	—	204,018	—	204,018
FHLBNY advances	5,760	—	5,718	—	5,718
Subordinated debt, net	63,808	—	62,054	—	62,054
Accrued interest payable	2,990	—	2,990	—	2,990

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$291,217	$291,217	$—	$—	$291,217
Held-to-maturity securities	1,554,015	—	449,414	990,558	1,439,972
Loans held for sale	2,814	—	—	2,814	2,814
Loans receivable, net	4,899,687	—	—	4,742,463	4,742,463
Resell agreements	48,662	—	—	48,662	48,662
Accrued interest receivable	65,128	124	11,912	53,092	65,128

Financial liabilities:
Deposits payable on demand	$7,746,044	$—	$7,746,044	$—	$7,746,044
Time deposits	203,197	—	203,170	—	203,170
FHLBNY advances	5,760	—	5,666	—	5,666
Subordinated debt, net	63,787	—	61,013	—	61,013
Accrued interest payable	2,407	—	2,407	—	2,407

Notes to Consolidated Financial Statements (unaudited)
10. DERIVATIVES AND HEDGING ACTIVITIES
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts. The Company’s objectives in using interest rate derivatives are to manage its exposure to interest rate movements and to add stability to net interest income. To accomplish this objective, the Company has entered into interest rate cash flow hedges and fair value hedges as part of its interest rate risk management strategy.
Cash Flow Hedges

Cash flow hedges involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities. As of March 31, 2026 and December 31, 2025, the Company had interest rate option contracts with a floor with a notional value of $465.0 million, hedging floating-rate available for sale securities.

Fair Value Hedges

Fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the market value changes of fixed-rate securities. The Company had an interest rate swap with a notional value of $22.5 million as of March 31, 2026, hedging fixed-rate available for sale securities. The Company had no fair value hedges as of December 31, 2025

Effect of Derivatives on the Consolidated Statements of Financial Condition

The Company presents all derivative positions gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative assets as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$465,000	$1,555	$465,000	$1,754

	March 31, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value (Other Liabilities)	Notional Amount	Fair Value (Other Liabilities)
Derivatives designated as hedging instruments:
Fair value hedges - available for sale securities	$22,500	$203	$—	$—

Notes to Consolidated Financial Statements (unaudited)
Effect of Derivatives on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2026 and 2025.

	Three months ended		Three months ended
	March 31, 2026		March 31, 2025
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on derivatives designated as hedging relationships:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from accumulated OCI into income	$(42)	$—	$115	$—

Gain (loss) on fair value hedging relationships:
Amount reclassified from accumulated OCI into income for unrealized holding losses on available for sale securities	203	—	—	—
Fair value hedges - available for sale securities	(203)	—	—	—

Effect of Derivatives on the Consolidated Statements of Comprehensive Income

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings.

The fair value of available for sale securities is initially recorded through accumulated other comprehensive income (loss). For derivatives designated and that quality as fair value hedges, the change in fair value attributable to interest rates is reclassified out of accumulated other comprehensive income (loss) in the same periods during which the change in fair value of the underlying available for sale security is recorded.

Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges will be reclassified to interest income as interest payments are received or paid on the Company’s hedged securities. During the next twelve months, the Company estimates that an additional $767.2 thousand will be reclassified as a reduction to in interest income.

The Company did not terminate any derivatives during the three months ended March 31, 2026 and 2025, respectively.

The table below presents the effect of the Company's derivative financial instruments on accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended
	March 31,
(In thousands)	2026	2025
Gain (loss) recognized in other comprehensive income (loss) on cash flow hedges	$(603)	$212
Gain (loss) reclassified from accumulated other comprehensive income into interest income from cash flow hedges	(42)	115
Unrealized loss on available for sale securities reclassified from accumulated other comprehensive income into interest income from fair value hedges	(203)	—

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
The following financial instruments were outstanding whose contract amounts represent credit risk as of the related periods:

	March 31, 2026	December 31, 2025
(In thousands)
Commitments to extend credit	$490,999	$454,287
Standby letters of credit	29,298	29,585
Total	$520,297	$483,872
Included in the above table are extensions of credit to related parties and affiliates. As of March 31, 2026, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit. As of December 31, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit.

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
The Company reserves for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $2.4 million as of March 31, 2026, compared to an allowance of $2.8 million as of December 31, 2025. The recovery of credit losses related to off balance sheet credit commitments was $0.4 million for the three months ended March 31, 2026, and the recovery of credit losses related to off balance sheet credit commitments was $0.4 million for the three months ended March 31, 2025.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of March 31, 2026, the estimated remaining commitments to Pace Funding Group LLC and Allectrify PBC under these agreements were $107.8 million and $100.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is recorded in other liabilities.
During the fourth quarter of 2025, the Company funded $2.4 million to Greenskies Clean Energy LLC as a solar tax equity investment. As part of this investment agreement, the Company committed to additional fundings of $5.6 million which is recognized as a liability on the balance sheet given this future event is unconditional and legally binding.

Notes to Consolidated Financial Statements (unaudited)
Other Commitments and Contingencies
In the ordinary course of business, there are various legal proceedings pending against the Company. Based on the opinion of counsel, management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of March 31, 2026 and December 31, 2025. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
During the year ended December 31, 2025, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises in 2026.
As of March 31, 2026, the ROU lease asset was $9.4 million and operating lease liability was $11.5 million. As of December 31, 2025, the ROU lease asset was $9.6 million and operating lease liability was $12.3 million.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended March 31,
	2026	2025
(In thousands)
Operating lease cost	$2,012	$2,051
Cash paid for amounts included in the measurement of operating leases liability	2,567	2,743
Right-of-use assets obtained in exchange for lease liabilities	1,721	—
The lease expiration dates ranged from 0.2 to 5.2 years for March 31, 2026, and from 0.5 to 3.0 years for March 31, 2025.
The weighted average remaining lease term on operating leases at March 31, 2026 and March 31, 2025 was 2.3 years and 1.7 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.52% and 3.31% at March 31, 2026 and March 31, 2025, respectively.

Notes to Consolidated Financial Statements (unaudited)
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of March 31, 2026:

(In thousands)	As of March 31, 2026
2026	$7,058
2027	1,936
2028	1,186
2029	939
2030	645
Thereafter	258
Total undiscounted operating lease payments	12,022
Less: present value adjustment	511
Total Operating leases liability	$11,511

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

The Company performed its annual test based upon market data as of June 30, 2025 and estimates and assumptions that the Company believes most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2025. During the three months ended March 31, 2026, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At March 31, 2026 and December 31, 2025, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $8.3 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the carrying amount of the core deposit intangible was $0.8 million and $0.9 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.1 million and $0.1 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2026	$314
2027	265
2028	111
2029	33
2030	28
Thereafter	57
Total	$808

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of March 31, 2026, the Company's maximum exposure to loss is $37.1 million.

	March 31, 2026	December 31, 2025
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$2,078	$4,479
Loan commitments	35,012	45,012
Funded portion of loan commitments	34,370	44,525
For additional disclosures related to commitments for investment obligations related to tax credit investments, see Note 11.
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended
	March 31,
	2026	2025
(In thousands)
Tax credits and other tax benefits recognized in equity method investments income (1)	$704	$1,985
Tax credits and other tax benefits recognized in income tax expense (2)	672	—
Investment amortization recognized in income tax expense(2)	526	—
(1) Related to equity investments that do not qualify for proportional amortization method ("PAM")
(2) Related to equity investments that do qualify for PAM
The following table shows the cash flows related to the total income tax benefits presented in the line items in the Consolidated Statements of Cash Flows for investments accounted for using the PAM:

March 31, 2026
(In thousands)
Net Income	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526
Increase in other assets	(672)

Notes to Consolidated Financial Statements (unaudited)
15.     SEGMENT INFORMATION
The Company's reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company's products and services offered, primarily banking operations. Substantially all of our operations occur through the Bank and involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of its banking operation, which constitutes our only operating segment for financial reporting purposes. We do not consider our trust and investment management business as a separate segment. The accounting policies of the Company's segment are the same as those described in the Note 1 “Summary of Significant Accounting Policies” in our 2025 Annual Report.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General
In this discussion, unless the context indicates otherwise, references to “we,” “us,” “our” and the “Company” refer to Amalgamated Financial Corp. and Amalgamated Bank. References to the “Bank” refer to Amalgamated Bank.

The following is a discussion of our consolidated financial condition as of March 31, 2026, as compared to December 31, 2025, and our results of operations for the three month periods ended March 31, 2026 and March 31, 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission on March 6, 2026. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United and its affiliates, affiliates of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 38% of our equity as of March 31, 2026. As of March 31, 2026, our total assets were $9.17 billion, our total loans, net of allowance for credit losses were $4.97 billion, our total deposits were $8.18 billion, and our stockholders' equity was $807.6 million. As of March 31, 2026, our trust business held $37.69 billion in assets under custody and $16.00 billion in assets under management.
We are a full-service commercial bank offering a complete suite of commercial and retail banking, investment management and trust and custody services, and lending services. We generate relationship deposits from our values-based commercial clients and consumer customers. We further develop new and existing relationships through our trust, custody, and investment management services, which generate fee income, and we also offer investment, brokerage, asset management, and insurance products to our retail customers through a third-party broker dealer.
Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our branches and offices across New York City, Washington, D.C., Northern California, and Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our product line includes commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily loans, residential mortgage loans through our marketing services agreement with Embrace Home Loans, consumer loans (predominantly residential solar) and a variety of commercial and consumer deposit products, including non-interest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services, and the availability of a nationwide network of ATMs for our customers.
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
Critical and Significant Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies generally accepted in the United States, or GAAP, and conform to general practices within the banking industry. Our significant accounting policies are more fully described in Note 1 of our audited consolidated financial statements included in our 2025 Annual Report.

There has been no significant change to our significant accounting policies, or the estimates made pursuant to those policies as described in our 2025 Annual Report.

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

For loans that do not share risk characteristics, the Company evaluates these loans on an individual basis based on various factors. Factors that may be considered are borrowers delinquency trends and nonaccrual status, probability of foreclosure or note sale, changes in the borrowers' circumstances or cash collections, borrowers' industry, or other facts and circumstances of the loan or collateral. The expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For collateral dependent loans, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, less estimated costs to sell where applicable.
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

Recent Accounting Pronouncements
No new recent accounting pronouncements were adopted in the current period that are considered applicable to the Company.

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

Net income for the three months ended March 31, 2026 was $25.2 million, or $0.84 per diluted share, compared to $25.0 million, or $0.81 per diluted share, for the three months ended March 31, 2025. The $0.2 million increase was primarily due to an increase in interest and dividend income of $8.6 million, an increase in service charges on deposit accounts of $3.8 million, and an increase in equity investment income of $3.1 million, partially offset by an increase in provision for credit losses of $12.9 million and an increase in compensation and employee benefits of $2.4 million.
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

Three Months Ended March 31, 2026 and 2025

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$196,826	$1,653	3.41%	$121,321	$1,194	3.99%
Securities(1)	3,452,338	43,427	5.10%	3,220,590	40,867	5.15%
Resell agreements	52,832	762	5.85%	30,169	786	10.57%
Total loans, net (2)	4,970,997	63,471	5.18%	4,695,264	57,843	5.00%
Total interest-earning assets	8,672,993	109,313	5.11%	8,067,344	100,690	5.06%
Non-interest-earning assets:
Cash and due from banks	5,907			5,045
Other assets	208,084			220,589
Total assets	$8,886,984			$8,292,978

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,491,313	$27,043	2.44%	$4,242,786	$26,806	2.56%
Time deposits	207,695	1,571	3.07%	232,683	2,111	3.68%
Total interest-bearing deposits	4,699,008	28,614	2.47%	4,475,469	28,917	2.62%
Borrowings	69,554	543	3.17%	134,340	1,196	3.61%
Total interest-bearing liabilities	4,768,562	29,157	2.48%	4,609,809	30,113	2.65%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,229,756			2,901,061
Other liabilities	77,523			59,728
Total liabilities	8,075,841			7,570,598
Stockholders' equity	811,143			722,380
Total liabilities and stockholders' equity	$8,886,984			$8,292,978

Net interest income / interest rate spread		$80,156	2.63%		$70,577	2.41%
Net interest-earning assets / net interest margin	$3,904,431		3.75%	$3,457,535		3.55%

Total deposits / total cost of deposits	$7,928,764		1.46%	$7,376,530		1.59%
Total funding / total cost of funds	$7,998,318		1.48%	$7,510,870		1.63%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 1Q2026 and 1Q2025 of $49 and $0 thousand, respectively.

Net interest income was $80.2 million for the three months ended March 31, 2026, compared to $70.6 million for the three months ended March 31, 2025. The $9.6 million increase, or 13.6% increase from the three months ended March 31, 2025 was primarily attributable to higher yields and average balances on interest-earning assets, and lower costs on interest bearing liabilities, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.63% for the three months ended March 31, 2026, compared to 2.41% for the three months ended March 31, 2025, an increase of 22 basis points. Our net interest margin was 3.75% for the three months ended March 31, 2026, an increase of 20 basis points from 3.55% from the three months ended March 31, 2025. This was largely due to increases in yields and average balances on interest-bearing asset and a decrease in total cost of funds.

The yield on average earning assets was 5.11% for the three months ended March 31, 2026, compared to 5.06% for the same period in 2025, an increase of 5 basis points. This increase was driven primarily by an increase in average balances of loans and securities, as well as an increase in loan yields.

The average rate on interest-bearing liabilities was 2.48% for the three months ended March 31, 2026, a decrease of 17 basis points from the three months ended March 31, 2025, which was primarily due to a decrease in interest rates which leads to lower interest expense paid for deposits, offset by an increase in average balances of interest-bearing deposits. Non-interest-bearing deposits represented 40.7% of average deposits for the three months ended March 31, 2026, compared to 39.3% for the three months ended March 31, 2025.

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

	Three Months Ended March 31, 2026 over March 31, 2025
(In thousands)	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$717	$(258)	$459
Securities	2,993	(433)	2,560
Resell Agreements	428	(452)	(24)
Total loans, net	3,460	2,168	5,628
Total interest income	7,598	1,025	8,623

Interest-bearing liabilities:
Savings, NOW and money market deposits	1,563	(1,326)	237
Time deposits	(204)	(336)	(540)
Total deposits	1,359	(1,662)	(303)
Borrowings	(27)	(626)	(653)
Total interest expense	1,332	(2,288)	(956)

Change in net interest income	$6,266	$3,313	$9,579
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.
Three Months Ended March 31, 2026 and 2025

Provision for credit losses was an expense of $13.5 million for the three months ended March 31, 2026 compared to an expense of $0.6 million for the three months ended March 31, 2025. Overall, the increase in provision for credit losses during the three months ended March 31, 2025 was primarily driven by a $9.2 million increase in specific reserves established or increased on $78.0 million of multifamily loans to a single-borrower after the borrower indicated an expected default. The remaining provision was attributable to charge-offs on our consumer solar and commercial and industrial portfolios, and additional specific reserves on nonperforming loans. This was partially offset by reserve releases due to declining balances in the consumer solar loan portfolio as a result of the Company's portfolio runoff strategy, and lower required reserves on C&I loans.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Trust Department fees	$4,306	$4,191
Service charges on deposit accounts	7,204	3,438
Bank-owned life insurance income	1,322	626
Losses on sale of securities and other assets	(822)	(680)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	12	832
Equity method investments income (loss)	624	(2,508)
Other income	640	507
Total non-interest income	$13,286	$6,406
Three Months Ended March 31, 2026 and 2025

Non-interest income was $13.3 million for the three months ended March 31, 2026, compared to $6.4 million for the three months ended March 31, 2025. The increase of $6.9 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a $3.8 million increase in service charges on deposit accounts primarily due to increases in IntraFi Insured Cash Sweep network ("ICS") One-Way Sell income, a $3.1 million increase in equity investment income, and a $0.7 million increase in bank-owned life insurance income, partially offset by a $0.8 million decrease in gain on sale of loans and changes in fair value on loans held-for-sale.

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

	Three Months Ended March 31,
(In thousands)	2026	2025
Compensation and employee benefits	$25,750	$23,314
Occupancy and depreciation	4,155	3,293
Professional fees	3,736	4,739
Technology	6,618	5,619
Office maintenance and depreciation	550	629
Amortization of intangible assets	105	144
Advertising and promotion	605	51
Federal deposit insurance premiums	1,005	900
Other expense	3,364	2,961
Total non-interest expense	$45,888	$41,650

Three Months Ended March 31, 2026 and 2025
Non-interest expense for the three months ended March 31, 2026 was $45.9 million, an increase of $4.2 million from $41.7 million for the three months ended March 31, 2025. The increase was driven by a $2.4 million increase in compensation and benefits expense, a $1.0 million increase in technology expense, a $0.9 million increase in occupancy and depreciation expense, a $0.6 million increase in advertising and promotion expense, and a $0.5 million increase in other expenses, partially offset by $1.0 million decrease in professional fees.
Income Taxes

Three Months Ended March 31, 2026 and 2025

We had a provision for income tax expense of $8.8 million for the three months ended March 31, 2026, compared to $9.7 million for the three months ended March 31, 2025. Our effective tax rate for the three months ended March 31, 2026 was 26.0% compared to 28.0% for the three months ended March 31, 2025. The decrease in the effective tax rate for three months ended March 31, 2026 is primarily driven by additional discrete tax liabilities in the three months ended March 31, 2025 related to a city and state tax examination, which was resolved in 2025.

Financial Condition

Balance Sheet

Our total assets were $9.17 billion at March 31, 2026, compared to $8.87 billion at December 31, 2025. Notable changes within individual balance sheet line items include a $353.5 million increase in securities, a $228.9 million increase in deposits, a $111.5 million decrease in cash, a $65.5 million increase in net loans receivable, and a $17.5 million increase in resell agreements.
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

We seek to minimize credit risk in our securities portfolio through diversification, concentration limits, restrictions on high risk investments (such as subordinated positions), comprehensive pre-purchase analysis and stress testing, ongoing monitoring and by investing a significant portion of our securities portfolio in U.S. GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly-owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. We invest in non-GSE securities, including PACE assessments, in order to generate higher returns, improve portfolio diversification and reduce interest rate and prepayment risk. With the exception of small legacy CRA investments, Trust Preferred securities, and certain corporate bonds, all of our non-GSE securities are senior positions that are the top of the capital structure.

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at March 31, 2026 or at December 31, 2025. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest.

At March 31, 2026 and December 31, 2025, we had available for sale securities of $2.14 billion and $1.78 billion, respectively.
Our held-to-maturity securities portfolio primarily consisted of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.55 billion at March 31, 2026, and $1.55 billion at December 31, 2025.
During the three months ended March 31, 2026 we purchased a total of $452.0 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $46.2 million and a net realized loss of $0.8 million as part of normal and ongoing balance sheet management. During the three months ended March 31, 2025 we purchased a total of $161.8 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $16.1 million and a net realized loss of $0.7 million as part of routine and ongoing balance sheet management.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $18.5 million at March 31, 2026 and $29.8 million at December 31, 2025, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at March 31, 2026 was $0.7 million compared to $0.7 million at December 31, 2025. The provision for credit losses for held-to-maturity securities was an expense of $5.0 thousand for the three months ended March 31, 2026, compared to a recovery of $3.0 thousand for the three months ended March 31, 2025.
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
Accrued interest receivable on available-for-sale debt securities totaled $13.7 million at March 31, 2026 and $11.8 million at December 31, 2025, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	March 31, 2026		December 31, 2025
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$663,273	18.0%	$567,070	17.0%
Non-GSE certificates & CMOs	364,281	9.9%	273,232	8.2%
ABS	752,435	20.5%	629,168	18.8%
Corporate	92,569	2.5%	95,504	2.9%
Other	55,509	1.5%	15,075	0.5%

PACE assessments:
Residential PACE assessments	215,198	5.8%	203,502	6.1%

Total available for sale	2,143,265	58.2%	1,783,551	53.5%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$183,410	5.0%	$184,690	5.5%
Non-GSE certificates & CMOs	68,199	1.8%	69,198	2.1%
ABS	148,393	4.0%	156,020	4.7%
Municipal	63,779	1.7%	64,083	1.9%
Corporate	3,000	0.1%	3,000	0.1%

PACE assessments:
Commercial PACE assessments	334,508	9.1%	327,735	9.8%
Residential PACE assessments	747,320	20.2%	750,033	22.5%

Total held-to-maturity	1,548,609	41.8%	1,554,759	46.5%

Total securities	$3,691,874	100.0%	$3,338,310	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of March 31, 2026
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$10,190	4.3%	$26,351	4.0%	$139,914	4.3%	$502,440	4.5%
Non-GSE certificates & CMOs	—	0.0%	10,985	5.6%	—	0.0%	363,295	4.6%
ABS	—	—%	13,428	4.9%	78,080	5.4%	671,127	5.0%
Corporate	15,002	5.0%	19,997	6.3%	61,000	4.2%	—	0.0%
Other	—	—%	15,142	3.6%	—	0.0%	40,658	4.7%

PACE assessments:
Residential PACE assessments	16	8.7%	2,112	7.6%	6,081	7.4%	205,813	7.3%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	0.0%	14,267	3.1%	30,772	3.0%	138,370	2.9%
Non-GSE certificates & CMOs	—	0.0%	—	0.0%	5	5.9%	68,194	2.4%
ABS	—	0.0%	—	0.0%	51,241	5.5%	97,152	3.9%
Municipal	9,484	3.7%	—	—%	13,000	3.4%	41,295	2.7%
Corporate	—	0.0%	—	0.0%	3,000	7.2%	—	0.0%

PACE assessments:
Commercial PACE assessments	—	0.0%	—	0.0%	5,618	7.1%	328,891	5.9%
Residential PACE assessments	2,281	4.2%	9,179	5.1%	32,907	4.8%	702,953	5.4%

Total securities	$36,973	4.4%	$111,461	4.6%	$421,618	4.6%	$3,160,188	5.0%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of March 31, 2026:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
Collateralized Loan Obligation ("CLO") Commercial & Industrial	$592,192	66%	4.2	100%	98%	2%	0%	0%	0%	100%
Consumer	199,917	22%	4.5	0%	33%	30%	37%	0%	0%	100%
Mortgage	85,731	10%	2.7	100%	100%	0%	0%	0%	0%	100%
Student	22,988	3%	4.2	39%	66%	34%	0%	0%	0%	100%
Total Securities:	$900,828	101%	4.1	76%	83%	9%	8%	0%	0%	100%

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and Property Assessed Clean Energy ("PACE") assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 87.1% carry AAA credit ratings and 12.9% carry A credit ratings or higher. As of March 31, 2026, our securities portfolio has a weighted average yield of 4.88% and an estimated weighted average life of 5.4 years. Approximately 58.1% of this portfolio is classified as “available for sale.” In total, our securities portfolio including FHLBNY stock represented 41.2% of total interest-earning assets as of March 31, 2026.

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and costs, and allowance for credit losses, were $4.97 billion as of March 31, 2026 compared to $4.90 billion as of December 31, 2025. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of the dates indicated:

(In thousands)	March 31, 2026		December 31, 2025
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,293,879	25.7%	$1,334,794	26.9%
Multifamily	1,776,477	35.3%	1,643,779	33.2%
Commercial real estate	379,922	7.5%	363,266	7.3%
Construction and land development	16,115	0.3%	24,803	0.5%
Total commercial portfolio	3,466,393	68.8%	3,366,642	67.9%

Retail portfolio:
Residential real estate lending	1,226,041	24.4%	1,237,791	25.0%
Consumer solar	315,030	6.3%	325,154	6.6%
Consumer and other	25,894	0.5%	27,686	0.5%
Total retail portfolio	1,566,965	31.2%	1,590,631	32.1%
Total loans	5,033,358	100.0%	4,957,273	100.0%

Allowance for credit losses	(68,155)		(57,586)
Total loans, net	$4,965,203		$4,899,687

Commercial loan portfolio
Our commercial loan portfolio comprised 68.8% of our total loan portfolio at March 31, 2026 and 67.9% of our total loan portfolio at December 31, 2025. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at March 31, 2026 by exposure was $4.3 million with a median size of $1.0 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.29 billion at March 31, 2026, which comprised 25.7% of our total loan portfolio. During the three months ended March 31, 2026, the C&I loan portfolio decreased by 3.1% from $1.33 billion at December 31, 2025.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 61% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our multifamily loans is approximately 57%.
Our multifamily loans totaled $1.78 billion at March 31, 2026, which comprised 35.3% of our total loan portfolio. During the three months ended March 31, 2026, the multifamily loan portfolio increased by 8.1% from $1.64 billion at December 31, 2025.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. CRE loans have 63% of their exposure in New York City. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our CRE loans is approximately 45%.
Our CRE loans totaled $379.9 million at March 31, 2026, which comprised 7.5% of our total loan portfolio. During the three months ended March 31, 2026, the CRE loan portfolio increased by 4.6% from $363.3 million at December 31, 2025.

Retail loan portfolio
Our retail loan portfolio comprised 31.2% of our total loan portfolio at March 31, 2026 and 32.1% of our loan portfolio at December 31, 2025. The major categories of our retail loan portfolio are discussed below.

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

As of March 31, 2026, our residential real estate lending loans totaled $1.23 billion at March 31, 2026, which decreased by 0.9% from $1.24 billion at December 31, 2025. The residential real estate portfolio comprised 78.2% of our retail loan portfolio and 24.4% of our total loan portfolio, and is 99% first mortgage loans and 1% second mortgage loans.

Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar portfolio is fully acquired and is in run-off mode. Our consumer solar loans totaled $315.0 million at March 31, 2026, which comprised 6.3% of our total loan portfolio, compared to $325.2 million, or 6.6% of our total loan portfolio, at December 31, 2025.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $25.9 million at March 31, 2026, which comprised 0.5% of our total loan portfolio, compared to $27.7 million, or 0.5% of our total loan portfolio, at December 31, 2025.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at March 31, 2026:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$252,629	$570,947	$312,985	$157,318	$1,293,879
Multifamily	218,003	1,308,015	249,660	799	1,776,477
Commercial real estate	22,050	303,528	33,355	20,989	379,922
Construction and land development	16,115	—	—	—	16,115

Retail Portfolio:
Residential real estate lending	43	7,275	66,567	1,152,156	1,226,041
Consumer solar	69	5,568	88,499	220,894	315,030
Consumer and other	142	804	17,608	7,340	25,894
Total Loans	$509,051	$2,196,137	$768,674	$1,559,496	$5,033,358
The following table presents our loans held for investment with maturity due after March 31, 2027:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$591,495	$449,755	$1,041,250
Multifamily	1,519,363	39,111	1,558,474
Commercial real estate	351,677	6,195	357,872

Retail Portfolio:
Residential real estate lending	712,428	513,570	1,225,998
Consumer solar	314,961	—	314,961
Consumer and other	25,627	125	25,752
Total Loans	$3,515,551	$1,008,756	$4,524,307

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025

Balance at beginning period	$57,586	$60,086
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(859)	(823)
Multifamily	(73)	—
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	(2)	(69)
Consumer solar	(2,739)	(1,974)
Consumer and other	(76)	(111)
Total loan charge-offs	(3,749)	(2,977)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	35	10
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	—
Retail portfolio:
Residential real estate lending	118	75
Consumer solar	313	266
Consumer and other	17	50
Total loan recoveries	483	401
Net charge-offs	(3,266)	(2,576)
Provision for credit losses	13,835	166
Balance at end of period	$68,155	$57,676
The allowance for credit losses on loans increased $10.6 million to $68.2 million at March 31, 2026 from $57.6 million at December 31, 2025, primarily as a result of an increase of specific reserves on nonperforming loans. The ratio of allowance to total loans was 1.35% at March 31, 2026 and 1.16% at December 31, 2025.
At March 31, 2026 the allowance for credit losses on held-to-maturity securities was $0.7 million, compared to $0.7 million at December 31, 2025.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At March 31, 2026			At December 31, 2025
(In thousands)	Amount	% of total loans		Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$11,279	25.7%		$13,276	26.9%
Multifamily	16,872	35.3%		4,792	33.2%
Commercial real estate	1,697	7.5%		1,779	7.3%
Construction and land development	1,463	0.3%		1,506	0.5%
Total commercial portfolio	$31,311	68.8%		$21,353	67.9%

Retail Portfolio:
Residential real estate lending	$7,012	24.4%		7,157	25.0%
Consumer solar	28,961	6.3%	33.1%	28,149	6.6%
Consumer and other	871	0.5%		927	0.5%
Total retail portfolio	$36,844	31.2%		$36,233	32.1%

Total allowance for credit losses on loans	$68,155			$57,586
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At March 31, 2026		At December 31, 2025
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.8%	$—	11.9%
Non-GSE certificates & CMOs	40	4.4%	41	4.5%
ABS	—	9.7%	—	10.1%
Municipal	—	4.1%	—	4.1%
Total traditional securities	$40	30.0%	$41	30.6%

PACE assessments:
Commercial PACE assessments	$335	21.6%	$328	21.1%
Residential PACE assessments	374	48.4%	375	48.3%
Total retail portfolio	$709	70.0%	$703	69.4%

Total allowance for credit losses on securities	$749		$744
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
The following table sets forth our nonperforming assets as of the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	459	930
Nonaccrual loans - Commercial	92,884	22,108
Nonaccrual loans - Retail	5,511	5,607
Nonaccrual securities	3	6
Total nonperforming assets	$98,857	$28,651

Nonaccrual loans:
Commercial and industrial	$—	$713
Multifamily	81,820	10,316
Commercial real estate	—	—
Construction and land development	11,064	11,079
Total commercial portfolio	92,884	22,108

Residential real estate lending	1,987	2,419
Consumer solar	3,350	3,129
Consumer and other	174	59
Total retail portfolio	5,511	5,607
Total nonaccrual loans	$98,395	$27,715

Nonperforming assets to total assets	1.08%	0.32%
Nonaccrual assets to total assets	1.08%	0.32%
Nonaccrual loans to total loans	1.97%	0.56%
Allowance for credit losses on loans to nonaccrual loans	68.95%	207.79%
Allowance for credit losses on loans to total loans	1.35%	1.16%
Net charge-offs to average loans	0.31%	0.43%

Nonperforming assets totaled $98.9 million, or 1.08% of period-end total assets at March 31, 2026, an increase of $70.2 million, compared with $28.7 million, or 0.32% of period-end total assets at December 31, 2025. The increase in non-performing assets at March 31, 2026 compared to December 31, 2025 assets was primarily driven by a $71.5 million increase in multifamily nonaccrual loans to a single-borrower after the borrower indicated an expected default, offset by a $0.7 million decrease in commercial and industrial nonaccrual loans.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $62.2 million, or 0.7% of total assets, at March 31, 2026, and $99.8 million, or 1.1% of total assets, at December 31, 2025.
Resell Agreements
As of March 31, 2026, we entered into $66.1 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted average interest rate of 5.88%. As of December 31, 2025, we have entered into $48.7 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted interest rate of 6.00%.

Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $31.3 million at March 31, 2026 and $30.8 million at December 31, 2025. As of March 31, 2026, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $8.18 billion at March 31, 2026, compared to $7.95 billion at December 31, 2025. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our three branch locations across New York City, our one branch in Washington, D.C., our one branch in San Francisco and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, political action committees ("PACs"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of March 31, 2026 and December 31, 2025, we had approximately $1.86 billion and $1.73 billion, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. As of March 31, 2026 and December 31, 2025, these off-balance sheet deposits totaled $1.13 billion and $1.05 billion, respectively. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three months ended March 31, 2026, The Company recognized $2.9 million and $8.6 thousand in servicing fee income for the three months ended March 31, 2026 and March 31, 2025, respectively.
Total estimated uninsured deposits at March 31, 2026 and December 31, 2025 were $4.76 billion and $4.61 billion, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at March 31, 2026 are summarized as follows:

Maturities as of March 31, 2026
(In thousands)
Within three months	$21,458
After three but within six months	16,568
After six months but within twelve months	12,194
After twelve months	2,831
$53,051
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of March 31, 2026 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of March 31, 2026	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-17.8%	(344,413)	-5.0%	(17,366)
+200 basis points	-10.6%	(204,962)	-1.6%	(5,607)
+100 basis points	-4.2%	(80,366)	0.0%	(156)
-100 basis points	-0.8%	(16,321)	-3.0%	(10,264)
-200 basis points	-8.0%	(155,267)	-8.2%	(28,346)
-300 basis points	-21.5%	(417,159)	-13.7%	(46,976)
-400 basis points	-43.1%	(834,989)	-20.0%	(68,951)
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
At March 31, 2026, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $179.7 million, or 2.0% of total assets, compared to $291.2 million, or 3.3% of total assets at December 31, 2025. The $111.5 million, or 38.3%, decrease is due paydowns of borrowings and strategic investment securities purchases, offset by to normal business activity and strategic investment securities purchases. Our available for sale securities at March 31, 2026 were $2.14 billion, or 23.4% of total assets, compared to $1.78 billion, or 20.1% of total assets at December 31, 2025. Available for sale securities with an aggregate fair value of $1.50 billion at March 31, 2026, were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, as of March 31, 2026 and December 31, 2025, mortgage loans with an unpaid principal balance of $2.24 billion and $2.33 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At March 31, 2026, we had $5.8 million in advances from the FHLBNY and a remaining credit availability of $2.01 billion. In addition, we maintain additional borrowing capacity of approximately $1.15 billion with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
We also had $63.8 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $4.46 billion of immediately available funds, in addition to unpledged securities with two-day availability of $386.0 million for total liquidity within two-days of $4.84 billion, which provided coverage for 102% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at March 31, 2026 was $807.6 million, compared to $794.5 million at December 31, 2025, an increase of $13.1 million. The increase was primarily driven by $25.2 million of net income, offset by $5.2 million in dividends declared at $0.17 per outstanding share, a $4.5 million increase in accumulated other comprehensive loss due to the tax effected mark-to-market adjustment on our securities portfolio, and $2.8 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
March 31, 2026
Consolidated:
Total capital to risk weighted assets	$964,498	16.50%	$467,710	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	830,107	14.20%	350,783	6.00%	N/A	N/A
Tier 1 capital to average assets	830,107	9.33%	356,023	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	830,107	14.20%	263,087	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$929,289	15.90%	$467,435	8.00%	$584,294	10.00%
Tier 1 capital to risk weighted assets	858,706	14.70%	350,577	6.00%	467,435	8.00%
Tier 1 capital to average assets	858,706	9.69%	354,370	4.00%	442,962	5.00%
Common equity tier 1 to risk weighted assets	858,706	14.70%	262,932	4.50%	379,791	6.50%

December 31, 2025
Consolidated:
Total capital to risk weighted assets	$936,532	16.40%	$456,875	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	812,379	14.23%	342,656	6.00%	N/A	N/A
Tier 1 capital to average assets	812,379	9.36%	347,198	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	812,379	14.23%	256,992	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$890,991	15.64%	$455,612	8.00%	$569,515	10.00%
Tier 1 capital to risk weighted assets	830,625	14.58%	341,709	6.00%	455,612	8.00%
Tier 1 capital to average assets	830,625	9.63%	345,109	4.00%	431,387	5.00%
Common equity tier 1 to risk weighted assets	830,625	14.58%	256,282	4.50%	370,185	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of March 31, 2026, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of March 31, 2026:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$5,760	$5,760	$—	$—	$—
Subordinated Debt	63,787	—	—	—	63,787
Operating Leases	12,022	7,058	4,061	645	258
Certificates of Deposit	204,215	167,685	36,146	364	20
	$285,784	$180,503	$40,207	$1,009	$64,065
During April 2025, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises in later in 2026.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of March 31, 2026, the estimated remaining commitments under these agreements were $107.8 million and $100.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our market risk from that presented in the 2025 Annual Report. Our interest rate sensitivity position at March 31, 2026 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of March 31, 2026. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors.

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 5, 2026, as well as cautionary statements contained in this report, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” risks and matters described elsewhere in this report and in our other filings with the SEC.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended March 31, 2026 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
January 1 through January 31, 2026	94,570	$34.29	80,072	$8,618,181
February 1 through February 28, 2026	37,069	40.96	—	$8,618,181
March 1 through March 31, 2026	12,248	38.49	—	$8,618,181
Total	143,887	$36.37	80,072

(1) Includes 63,815 shares withheld for taxes related to the exercise or vesting of options and stock awards, as well as 80,072 shares repurchased pursuant to the share repurchase program described in Note (2).

(2) Effective March 10, 2025, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $40 million of its common stock (the "2025 Share Repurchase Program"). The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. Under the 2025 Share Repurchase Program, $2.8 million of common stock was purchased during the quarter ended March 31, 2026.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of the Company's directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K

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

5.1	Form of Award Agreement for Performance Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan for the Chief Executive Officer*

5.2	Form of Award Agreement for Performance Units to be made under the Amalgamated Financial Corp. 2023 Equity Incentive Plan for the Executive Officers*

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certifications

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the quarters ended March 31, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the quarters ended March 31, 2026 and 2025, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the quarters ended March 31, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended March 31, 2026, formatted in iXBRL (included with the Exhibit 101 attachments).

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

May 5, 2026	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2026	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

May 5, 2026	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)