Form 10-Q
period 2026-06-30
Amalgamated Financial Corp.
filed 2026-08-04
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of August 3, 2026, the registrant had 29,900,147 shares of common stock outstanding at $0.01 par value per share.

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
7.negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of borrowers and consumer spending habits, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense;
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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	June 30, 2026	December 31, 2025
Assets	(unaudited)
Cash and due from banks	$4,173	$4,501
Interest-bearing deposits in banks	163,611	286,716
Total cash and cash equivalents	167,784	291,217
Securities:
Available for sale, at fair value:
Traditional securities	2,034,532	1,580,049
Property Assessed Clean Energy ("PACE") assessments	206,302	203,502
	2,240,834	1,783,551
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $38 and $41, respectively	441,428	476,950
PACE assessments, net of allowance for credit losses of $749 and $703, respectively	1,130,119	1,077,065
	1,571,547	1,554,015

Loans held for sale	459	2,814
Loans receivable, net of deferred loan origination fees and costs	5,149,085	4,957,273
Allowance for credit losses	(68,939)	(57,586)
Loans receivable, net	5,080,146	4,899,687

Resell agreements	59,271	48,662
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	5,249	5,009
Accrued interest receivable	63,795	65,128
Premises and equipment, net	20,237	4,685
Bank-owned life insurance	108,451	108,941
Right-of-use lease asset	7,551	9,602
Deferred tax asset, net	33,310	30,750
Goodwill	12,936	12,936
Intangible assets, net	704	913
Equity method investments	5,505	7,979
Other assets	33,762	43,947
Total assets	$9,411,541	$8,869,836
Liabilities
Deposits	$8,458,414	$7,949,241
Borrowings	69,754	69,547
Operating leases	9,094	12,255
Other liabilities	39,286	44,329
Total liabilities	$8,576,548	$8,075,372

Commitments, contingencies and off balance sheet risk (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,207,172 and 31,045,377 shares issued, respectively, and 29,900,147 and 29,818,424 shares outstanding, respectively)	$315	$312
Additional paid-in capital	296,491	294,134
Retained earnings	616,925	567,269
Accumulated other comprehensive loss, net of income taxes	(40,796)	(32,088)
Treasury stock, at cost (1,307,025 and 1,226,953 shares, respectively)	(37,942)	(35,163)
Total stockholders' equity	834,993	794,464
Total liabilities and stockholders’ equity	$9,411,541	$8,869,836

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans	$66,019	$58,723	$129,490	$116,566
Securities	49,552	43,737	93,741	85,390
Interest-bearing deposits in banks	1,592	1,639	3,246	2,833
Total interest and dividend income	117,163	104,099	226,477	204,789
INTEREST EXPENSE
Deposits	30,563	30,593	59,177	59,510
Borrowed funds	543	597	1,087	1,793
Total interest expense	31,106	31,190	60,264	61,303
NET INTEREST INCOME	86,057	72,909	166,213	143,486
Provision for credit losses	4,429	4,890	17,917	5,486
Net interest income after provision for credit losses	81,628	68,019	148,296	138,000
NON-INTEREST INCOME
Trust Department fees	4,232	3,879	8,538	8,069
Service charges on deposit accounts	6,863	3,873	14,067	7,311
Bank-owned life insurance income	648	796	1,971	1,422
Losses on sale of securities and other assets, net	(39)	(1,041)	(861)	(1,721)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	—	18	12	850
Equity method investments income (loss)	227	51	850	(2,458)
Other income	373	449	1,013	957
Total non-interest income	12,304	8,025	25,590	14,430
NON-INTEREST EXPENSE
Compensation and employee benefits	27,181	23,240	52,930	46,554
Occupancy and depreciation	3,523	3,476	7,677	6,768
Professional fees	3,008	3,283	6,744	8,022
Technology	7,412	5,485	14,030	11,103
Office maintenance and depreciation	484	570	1,034	1,199
Amortization of intangible assets	105	144	209	287
Advertising and promotion	900	412	1,505	463
Federal deposit insurance premiums	1,030	900	2,035	1,800
Other expense	3,669	3,074	7,036	6,038
Total non-interest expense	47,312	40,584	93,200	82,234
Income before income taxes	46,620	35,460	80,686	70,196
Income tax expense	11,854	9,471	20,697	19,179
Net income	$34,766	$25,989	$59,989	$51,017
Earnings per common share - basic	$1.16	$0.85	$2.01	$1.67
Earnings per common share - diluted	$1.15	$0.84	$1.99	$1.65

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$34,766	$25,989	$59,989	$51,017
Other comprehensive (loss) income, net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	43	40	86	82
Net unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities available for sale	(4,751)	4,493	(11,429)	18,663
Reclassification adjustment for losses realized in income	39	1,041	861	1,721
Accretion of net unrealized loss on securities transferred to held-to-maturity	453	482	892	984
Net unrealized (losses) gains on securities	(4,259)	6,016	(9,676)	21,368
Net change in unrealized (losses) gains on derivatives:
Unrealized holding (losses) gains on cash flow hedges	(2,019)	(35)	(2,623)	177
Reclassification adjustment for losses (gains) realized in income from cash flow hedges	287	(106)	330	(221)
Reclassification adjustment for unrealized holding losses on available for sale securities realized in income related to fair value hedges	203	—	—	—
Net unrealized losses on derivatives	(1,529)	(141)	(2,293)	(44)
Other comprehensive (loss) income, before tax	(5,745)	5,915	(11,883)	21,406
Income tax effect	1,535	(1,589)	3,175	(5,751)
Total other comprehensive (loss) income, net of taxes	(4,210)	4,326	(8,708)	15,655
Total comprehensive income, net of taxes	$30,556	$30,315	$51,281	$66,672
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended June 30, 2026
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at April 1, 2026	29,856,788	$315	$294,464	$587,323	$(36,586)	$(37,942)	$807,574
Net income	—	—	—	34,766	—	—	34,766
Common stock issued under Equity Programs	6,212	—	278	—	—	—	278
Dividends declared on common stock, $0.17 per share	—	—	—	(5,164)	—	—	(5,164)
Restricted stock units vesting, net of repurchases	37,147	—	(391)	—	—	—	(391)
Stock-based compensation expense	—	—	2,140	—	—	—	2,140
Other comprehensive loss, net of taxes	—	—	—	—	(4,210)	—	(4,210)
Balance at June 30, 2026	29,900,147	$315	$296,491	$616,925	$(40,796)	$(37,942)	$834,993

	Six Months Ended June 30, 2026
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2026	29,818,424	$312	$294,134	$567,269	$(32,088)	$(35,163)	$794,464
Net income	—	—	—	59,989	—	—	59,989
Common stock issued under Equity Program	14,203	1	1,027	—	—	—	1,028
Dividends on common stock, $0.34 per share	—	—	—	(10,333)	—	—	(10,333)
Repurchase of common stock	(80,072)	—	—	—	—	(2,779)	(2,779)
Restricted stock units vesting, net of repurchases	147,592	2	(2,847)	—	—	—	(2,845)
Stock-based compensation expense	—	—	4,177	—	—	—	4,177
Other comprehensive loss, net of taxes	—	—	—	—	(8,708)	—	(8,708)
Balance at June 30, 2026	29,900,147	$315	$296,491	$616,925	$(40,796)	$(37,942)	$834,993

	Three Months Ended June 30, 2025
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at April 1, 2025	30,696,940	$309	$288,539	$500,783	$(47,308)	$(6,327)	$735,996
Net income	—	—	—	25,989	—	—	25,989
Common stock issued under Equity Programs	7,876	$—	243	—	—	—	243
Dividends on common stock, $0.14 per share	—	—	—	(4,367)	—	—	(4,367)
Repurchase of common stock	(327,358)	—	—	—	—	(9,678)	(9,678)
Restricted stock units vesting, net of repurchases	34,783	1	(246)	—	—	—	(245)
Stock-based compensation expense	—	—	1,720	—	—	—	1,720
Other comprehensive income, net of taxes	—	—	—	—	4,326	—	4,326
Balance at June 30, 2025	30,412,241	$310	$290,256	$522,405	$(42,982)	$(16,005)	$753,984

	Six Months Ended June 30, 2025
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2025	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654
Net income	—	—	—	51,017	—	—	51,017
Common stock issued under Equity Program	18,311	—	1,033	—	—	—	1,033
Dividends on common stock, $0.28 per share	—	—	—	(8,756)	—	—	(8,756)
Repurchase of common stock	(432,396)	—	—	—	—	(13,188)	(13,188)
Exercise of stock options, net of repurchases	17,607	—	(209)	—	—	—	(209)
Restricted stock units vesting, net of repurchases	137,737	2	(2,381)	—	—	—	(2,379)
Stock-based compensation expense	—	—	3,157	—	—	—	3,157
Other comprehensive income, net of taxes	—	—	—	—	15,655	—	15,655
Balance at June 30, 2025	30,412,241	$310	$290,256	$522,405	$(42,982)	$(16,005)	$753,984
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,989	$51,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	1,037	609
Amortization of intangible assets	209	287
Deferred income tax expense	614	3,001
Provision for credit losses	17,917	5,486
Stock-based compensation expense	4,177	3,157
Net (gain) loss from equity method investments	(850)	2,458
Net loss on sale of securities available for sale and other assets	861	1,721
Net gain on sale of loans and change in fair value on loans held-for-sale, net	(12)	(850)
Net gain on death benefits of bank-owned life insurance	(681)	(160)
Proceeds from sales of loans originated as held for sale	1,685	9,206
Originations of loans held for sale	(458)	(10,624)
Increase in cash surrender value of bank-owned life insurance	(1,290)	(1,262)
Decrease in accrued interest receivable	1,333	5,663
Decrease in other assets	13,771	1,200
Decrease in other liabilities	(11,044)	(11,770)
Net cash provided by operating activities	87,258	59,139
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(195,639)	(43,895)
Proceeds from sales of loans originated as held for investment	470	34,844
Purchase of securities available for sale	(794,734)	(473,312)
Purchase of securities held-to-maturity	(95,915)	(35,231)
Proceeds from sales of securities available for sale	135,180	56,136
Maturities, principal payments and redemptions of securities available for sale	192,186	189,161
Maturities, principal payments and redemptions of securities held-to-maturity	78,472	55,293
Increase in resell agreements	(10,609)	(33,299)
Decrease in equity method investments	1,219	914
Decrease (increase) in FHLBNY stock, net	(240)	10,416
Purchase of premises and equipment, net	(16,953)	(1,041)
Proceeds from redemption of bank-owned life insurance	1,506	983
Proceeds from sale of owned assets	—	46
Net cash used in investing activities	(705,057)	(238,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	509,173	552,667
Net increase (decrease) in other borrowings	164	(238,994)
Common stock issued under Equity Programs	1,028	1,033
Repurchase of common stock	(2,779)	(13,188)
Dividends paid on common stock	(10,375)	(8,767)

Payments related to repurchase of common stock for equity awards	(2,845)	(2,588)
Net cash provided by financing activities	494,366	290,163
Increase (decrease) in cash, cash equivalents, and restricted cash	(123,433)	110,317
Cash, cash equivalents, and restricted cash at beginning of year	291,217	60,749
Cash, cash equivalents, and restricted cash at end of period	$167,784	$171,066
Supplemental disclosures of cash flow information:
Interest paid during the period	$60,381	$61,447
Income taxes paid during the period	20,860	14,750
Supplemental non-cash activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,721	$829
Loans transferred to held-for-investment	670	2,472
Purchase of securities available for sale, net not settled	—	15,157

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). A more detailed description of our accounting policies is included in the 2025 Annual Report, which remain significantly unchanged.

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gains (losses) on derivatives	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2026	$(1,324)	$(23,927)	$(7,112)	$275	$(32,088)
Current Period Change	86	(10,568)	892	(2,293)	(11,883)
Income Tax Effect	(25)	2,824	(239)	615	3,175
Balance as of June 30, 2026	$(1,263)	$(31,671)	$(6,459)	$(1,403)	$(40,796)

Balance as of January 1, 2025	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)
Current Period Change	82	20,384	984	(44)	21,406
Income Tax Effect	(22)	(5,476)	(264)	11	(5,751)
Balance as of June 30, 2025	$(1,304)	$(34,228)	$(7,888)	$438	$(42,982)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$35	$33	$69	$68
Reclassification adjustment for prior service expense included in other expense and in compensation and employee benefits	7	7	14	14
Change in obligation for other benefits	1	—	3	—
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	43	40	86	82
Income tax effect	(12)	(11)	(25)	(22)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	31	29	61	60

Securities
Unrealized holding (losses) gains on available for sale securities	(4,751)	4,493	(11,429)	18,663
Reclassification adjustment for net losses realized in income	39	1,041	861	1,721
Accretion of net unrealized loss on securities transferred to held-to-maturity	453	482	892	984
Change in unrealized (losses) gains on available for sale securities	(4,259)	6,016	(9,676)	21,368
Income tax effect	1,137	(1,615)	2,585	(5,740)
Net change in unrealized (losses) gains on securities	(3,122)	4,401	(7,091)	15,628

Derivatives
Unrealized holding gains (losses) on cash flow hedges	(2,019)	(35)	(2,623)	177
Reclassification adjustment for losses (gains) realized in income from cash flow and fair value hedges	287	(106)	330	(221)
Reclassification adjustment for unrealized holding gains on available for sale securities realized in income related to fair value hedges	203	—	—	—
Change in unrealized gains (losses) on derivatives	(1,529)	(141)	(2,293)	(44)
Income tax effect	410	37	615	11
Net change in unrealized gains (losses) on derivatives	(1,119)	(104)	(1,678)	(33)

Total	$(4,210)	$4,326	$(8,708)	$15,655

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of June 30, 2026 are as follows:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$725,173	$2,457	$(21,627)	$706,003
Non-GSE certificates & CMOs	458,967	598	(11,408)	448,157
Asset-Backed Securities ("ABS")	793,598	731	(10,136)	784,193
Corporate	88,068	75	(2,198)	85,945
Other	10,674	—	(440)	10,234
	2,076,480	3,861	(45,809)	2,034,532
PACE assessments:
Residential PACE assessments	207,432	—	(1,130)	206,302

Total available for sale	$2,283,912	$3,861	$(46,939)	$2,240,834

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities
GSE certificates & CMOs	$181,708	$905	$(14,462)	$168,151
Non-GSE certificates & CMOs	66,930	1	(3,791)	63,140
ABS	126,409	16	(4,790)	121,635
Municipal	63,419	285	(8,276)	55,428
Corporate	3,000	—	(62)	2,938
	441,466	1,207	(31,381)	411,292
PACE assessments:
Commercial PACE assessments	365,470	—	(31,797)	333,673
Residential PACE assessments	765,398	—	(73,281)	692,117
	1,130,868	—	(105,078)	1,025,790

Total held-to-maturity	$1,572,334	$1,207	$(136,459)	$1,437,082

Allowance for credit losses	(787)

Total held-to-maturity, net of allowance for credit losses	$1,571,547

As of June 30, 2026, available for sale securities with a fair value of $1.49 billion and held-to-maturity securities with a fair value of $381.5 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding advances,

Notes to Consolidated Financial Statements (unaudited)
letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

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
There were no transfers to or from securities held-to-maturity during the three or six months ended June 30, 2026, or the three or six months ended June 30, 2025.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of June 30, 2026. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$15,006	$14,842	$11,750	$11,511
Due after one year through five years	35,112	34,516	9,633	8,711
Due after five years through ten years	168,655	167,212	97,325	92,569
Due after ten years	880,999	870,104	1,204,988	1,093,000
	$1,099,772	$1,086,674	$1,323,696	$1,205,791

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(In thousands)
Proceeds	$89,022	$40,017	$135,180	$56,136

Realized gains	$267	$—	$475	$—
Realized losses	(306)	(1,014)	(1,336)	(1,694)
Net realized losses	$(39)	$(1,014)	$(861)	$(1,694)

Tax benefit	$10	$271	$223	$461
There were no sales of held-to-maturity securities during the three or six months ended June 30, 2026 or the three or six months ended June 30, 2025.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of June 30, 2026 and December 31, 2025, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	June 30, 2026
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$326,432	$3,774	$118,343	$17,853	$444,775	$21,627
Non-GSE certificates & CMOs	245,471	1,673	106,065	9,735	351,536	11,408
ABS	315,123	1,202	85,164	8,934	400,287	10,136
Corporate	19,884	186	60,986	2,012	80,870	2,198
Other	10,234	440	—	—	10,234	440
PACE assessments:
Residential PACE assessments	206,302	1,130	—	—	206,302	1,130
Total available for sale	$1,123,446	$8,405	$370,558	$38,534	$1,494,004	$46,939

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$57,671	$342	$138,879	$18,292	$196,550	$18,634
Non-GSE certificates & CMOs	5,893	20	118,250	10,058	124,143	10,078
ABS	284,508	1,095	105,027	9,377	389,535	10,472
Corporate	—	—	75,386	4,613	75,386	4,613
Other	7,848	152	—	—	7,848	152
Total available for sale	$355,920	$1,609	$437,542	$42,340	$793,462	$43,949
Available for sale securities

As of June 30, 2026, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of June 30, 2026, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at June 30, 2026.

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

With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with only $7.0 million rated below investment grade. All issues were current as to their interest payments. We have had insignificant losses on PACE assessments that we have invested in and are not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. Management considers that the temporary impairment of these investments as of June 30, 2026 is primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $39.6 million and $41.6 million at June 30, 2026 and December 31, 2025, respectively, was included in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the table above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2026:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$40	$335	$374	$749
Provision for (recovery of) credit losses	(2)	31	9	38
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$38	$366	$383	$787

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended June 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$47	$271	$383	$701
Provision for (recovery of) credit losses	—	7	(4)	3
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$47	$278	$379	$704

Notes to Consolidated Financial Statements (unaudited)

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2026:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$41	$328	$375	$744
Provision for (recovery of) credit losses	(3)	38	8	43
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$38	$366	$383	$787

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the six months ended June 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Allowance for credit losses:
Beginning balance	$49	$268	$387	$704
Provision for (recovery of) credit losses	(2)	10	(8)	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$47	$278	$379	$704

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	June 30, 2026	December 31, 2025
(In thousands)
Commercial and industrial	$1,307,075	$1,334,794
Multifamily	1,861,575	1,643,779
Commercial real estate	436,144	363,266
Construction and land development	16,652	24,803
Total commercial portfolio	3,621,446	3,366,642
Residential real estate lending	1,199,552	1,237,791
Consumer solar	303,538	325,154
Consumer and other	24,549	27,686
Total retail portfolio	1,527,639	1,590,631
Total loans receivable	5,149,085	4,957,273
Allowance for credit losses	(68,939)	(57,586)
Total loans receivable, net	$5,080,146	$4,899,687

Included in commercial and industrial loans are government guaranteed loans with a balance of $198.1 million at June 30, 2026 and $204.9 million at December 31, 2025. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at June 30, 2026 and December 31, 2025.

The following table presents information regarding the past due status of the Company’s loans as of June 30, 2026:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$275	$273	$112	$98	$758	$1,306,317	$1,307,075
Multifamily	10,625	13,522	87,115	—	111,262	1,750,313	1,861,575
Commercial real estate	—	—	—	—	—	436,144	436,144
Construction and land development	—	—	8,803	—	8,803	7,849	16,652
Total commercial portfolio	10,900	13,795	96,030	98	120,823	3,500,623	3,621,446
Residential real estate lending	1,565	2,612	3,525	—	7,702	1,191,850	1,199,552
Consumer solar	2,397	1,225	2,414	—	6,036	297,502	303,538
Consumer and other	170	519	164	—	853	23,696	24,549
Total retail portfolio	4,132	4,356	6,103	—	14,591	1,513,048	1,527,639
	$15,032	$18,151	$102,133	$98	$135,414	$5,013,671	$5,149,085

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$11	$200	$713	$—	$924	$1,333,870	$1,334,794
Multifamily	5,662	—	10,316	—	15,978	1,627,801	1,643,779
Commercial real estate	12,321	—	—	—	12,321	350,945	363,266
Construction and land development	5,194	—	11,079	—	16,273	8,530	24,803
Total commercial portfolio	23,188	200	22,108	—	45,496	3,321,146	3,366,642
Residential real estate lending	5,439	3,069	2,419	—	10,927	1,226,864	1,237,791
Consumer solar	2,819	2,280	3,129	—	8,228	316,926	325,154
Consumer and other	914	294	59	—	1,267	26,419	27,686
Total retail portfolio	9,172	5,643	5,607	—	20,422	1,570,209	1,590,631
	$32,360	$5,843	$27,715	$—	$65,918	$4,891,355	$4,957,273

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	% of Portfolio	Term Extension	Payment Delay	% of Portfolio
Multifamily	$—	$5,334	0.3%	$—	$5,334	0.3%
Construction and land development	14,002	—	84.1%	14,002	—	84.1%
	$14,002	$5,334		$14,002	$5,334

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	% of Portfolio	Term Extension	Payment Delay	% of Portfolio
Commercial and industrial	$—	$9,076	0.8%	$3,026	$9,076	1.0%
Construction and Land Development	8,803	—	43.3%	8,803	—	43.3%
	$8,803	$9,076		$11,829	$9,076

Notes to Consolidated Financial Statements (unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay
Multifamily	0.0	1.0	0.0	1.0
Construction and Land Development	0.2	0.0	0.2	0.0
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay
Commercial and industrial	0.0	0.0	0.2	0.0
Construction and Land Development	0.6	0.0	0.6	0.0
For the twelve months ended June 30, 2026, five loan modifications were made to borrowers experiencing financial difficulty. There were no loans with a payment default during the twelve months ended June 30, 2026.

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

Notes to Consolidated Financial Statements (unaudited)
The following table discloses risk rating of the loans. Information below evaluates the Company’s risk category of loans by class as of June 30, 2026:

	Term Loans by Origination Year
(In thousands)	2026	2025	2024	2023	2022 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$177,236	$318,284	$196,690	$52,161	$449,875	$79,985	$892	$1,275,123
Special Mention	—	185	—	—	6,340	90	—	6,615
Substandard	—	26	—	—	24,854	457	—	25,337
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$177,236	$318,495	$196,690	$52,161	$481,069	$80,532	$892	$1,307,075
Current period gross charge-offs	$—	$317	$—	$—	$542	$215	$—	$1,074
Multifamily:
Pass	$248,198	$407,579	$235,669	$170,503	$699,546	$—	$—	$1,761,495
Special Mention	—	—	—	—	535	—	—	535
Substandard	—	—	—	22,229	77,316	—	—	99,545
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$248,198	$407,579	$235,669	$192,732	$777,397	$—	$—	$1,861,575
Current period gross charge-offs	$—	$—	$—	$—	$77	$—	$—	$77
Commercial real estate:
Pass	$89,346	$36,254	$99,921	$18,993	$191,630	$—	$—	$436,144
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$89,346	$36,254	$99,921	$18,993	$191,630	$—	$—	$436,144
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$1,087	$—	$—	$—	$—	$1,563	$—	$2,650
Special Mention	—	—	—	—	—	5,199	—	5,199
Substandard	—	—	—	—	—	8,803	—	8,803
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$1,087	$—	$—	$—	$—	$15,565	$—	$16,652
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$15,411	$60,462	$61,464	$108,443	$937,086	$13,161	$—	$1,196,027
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	419	3,106	—	—	3,525
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$15,411	$60,462	$61,464	$108,862	$940,192	$13,161	$—	$1,199,552
Current period gross charge-offs	$—	$—	$—	$—	$2	$—	$—	$2
Consumer solar:
Pass	$127	$417	$86	$20,581	$279,913	$—	$—	$301,124
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	25	2,389	—	—	2,414
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$127	$417	$86	$20,606	$282,302	$—	$—	$303,538
Current period gross charge-offs	$—	$—	$—	$100	$6,092	$—	$—	$6,192

Notes to Consolidated Financial Statements (unaudited)

Consumer and other:
Pass	$—	$—	$—	$922	$23,189	$274	$—	$24,385
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	17	122	25	—	164
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$—	$—	$—	$939	$23,311	$299	$—	$24,549
Current period gross charge-offs	$—	$—	$—	$—	$63	$24	$—	$87
Total Loans:
Pass	$531,405	$822,996	$593,830	$371,603	$2,581,239	$94,983	$892	$4,996,948
Special Mention	—	185	—	—	6,875	5,289	—	12,349
Substandard	—	26	—	22,690	107,787	9,285	—	139,788
Doubtful	—	—	—	—	—	—	—	—
Total loans	$531,405	$823,207	$593,830	$394,293	$2,695,901	$109,557	$892	$5,149,085
Current period gross charge-offs	$—	$317	$—	$100	$6,776	$239	$—	$7,432
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
The activities in the allowance by portfolio for the three months ended June 30, 2026 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$11,279	$16,872	$1,697	$1,463	$7,012	$28,961	$871	$68,155
Provision for (recovery of) credit losses	660	956	226	(1,451)	(258)	3,868	(57)	3,944
Charge-offs	(215)	(4)	—	—	—	(3,453)	(11)	(3,683)
Recoveries	13	—	—	—	55	450	5	523
Ending balance - ACL	$11,737	$17,824	$1,923	$12	$6,809	$29,826	$808	$68,939
The activities in the allowance by portfolio for the three months ended June 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$15,322	$3,151	$1,589	$1,252	$9,538	$25,005	$1,819	$57,676
Provision for (recovery of) credit losses	2,631	(394)	498	34	(601)	2,620	(14)	4,774
Charge-offs	(1,148)	—	—	—	(235)	(2,643)	(12)	(4,038)
Recoveries	214	—	—	—	274	92	6	586
Ending Balance - ACL	$17,019	$2,757	$2,087	$1,286	$8,976	$25,074	$1,799	$58,998
The activities in the allowance by portfolio for the six months ended June 30, 2026 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,276	$4,792	$1,779	$1,506	$7,157	$28,149	$927	$57,586
Provision for (recovery of) credit losses	(513)	13,109	144	(1,494)	(519)	7,106	(54)	17,779
Charge-offs	(1,074)	(77)	—	—	(2)	(6,192)	(87)	(7,432)
Recoveries	48	—	—	—	173	763	22	1,006
Ending balance - ACL	$11,737	$17,824	$1,923	$12	$6,809	$29,826	$808	$68,939
The activities in the allowance by portfolio for the six months ended June 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Allowance for credit losses:
Beginning balance - ACL	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	5,261	(37)	487	33	(562)	238	(480)	4,940
Charge-offs	(1,971)	—	—	—	(304)	(4,617)	(123)	(7,015)
Recoveries	224	—	—	—	349	358	56	987
Ending balance - ACL	$17,019	$2,757	$2,087	$1,286	$8,976	$25,074	$1,799	$58,998

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of June 30, 2026 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$112	$112
Multifamily	42,334	44,781	$14,883
Construction and land development	8,803	—	—
Total commercial portfolio	$51,137	$44,893	$14,995
Residential real estate lending	3,525	—	—
Consumer solar	2,414	—	—
Consumer and other	164	—	—
Total retail portfolio	6,103	—	—
	$57,240	$44,893	$14,995

The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2025 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$713	$713
Multifamily	—	10,316	1,871
Construction and land development	8,794	2,285	1,477
Total commercial portfolio	$8,794	$13,314	$4,061
Residential real estate lending	2,419	—	—
Consumer solar	3,129	—	—
Consumer and other	59	—	—
Total retail portfolio	5,607	—	—
	$14,401	$13,314	$4,061
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of June 30, 2026:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$49,625	$113
Construction and land development	14,002	—
	$63,627	$113

Notes to Consolidated Financial Statements (unaudited)
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$10,316	$1,871
Construction and land development	16,273	1,477
	$26,589	$3,348

As of June 30, 2026 and December 31, 2025, mortgage loans with an unpaid principal balance of $2.15 billion and $2.33 billion, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit, and to provide additional borrowing potential.

The Company had $1.4 million and $1.5 million of loans to related parties and affiliates as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $0.5 million and $2.8 million, respectively. Included in LHFS were certain nonperforming loans of $0.5 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	June 30, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,286,325	0.00%	$3,234,418	0.00%
NOW accounts	183,532	0.41%	184,635	0.40%
Money market deposit accounts	4,428,188	2.58%	4,000,096	2.47%
Savings accounts	322,508	1.00%	326,895	1.01%
Time deposits	237,861	2.90%	203,197	3.14%
Total deposits	$8,458,414	1.48%	$7,949,241	1.37%

The scheduled maturities of time deposits as of June 30, 2026 are as follows:

(In thousands)	Balance
2026	$145,826
2027	85,939
2028	3,515
2029	2,027
2030	368
Thereafter	186
Total	$237,861
Time deposits greater than $250,000 totaled $57.9 million as of June 30, 2026 and $51.7 million as of December 31, 2025.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $85.5 million and $61.2 million as of June 30, 2026 and December 31, 2025, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $154.3 million as of June 30, 2026 and $98.0 million as of December 31, 2025.
Included in total deposits are state and municipal deposits totaling $80.8 million and $104.2 million as of June 30, 2026 and December 31, 2025, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of June 30, 2026 and December 31, 2025, the subordinated debt was $63.8 million and $63.8 million, respectively. Interest expense on subordinated debt for the three months ended June 30, 2026 and June 30, 2025 was $0.5 million and $0.5 million, respectively. Interest expense on subordinated debt for the six months ended June 30, 2026 and June 30, 2025 was $1.1 million and $1.1 million, respectively.
During the three and six months ended June 30, 2026 and June 30, 2025, the Company did not repurchase any subordinated notes.
FHLBNY Advances and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged as collateral for borrowing capacity. As of June 30, 2026, the value of the other eligible assets had an estimated market value net of haircut totaling $1.99 billion (comprised of securities of $459.1 million and mortgage loans of $1.53 billion). As of December 31, 2025, the value of the other eligible assets had an estimated market value net of haircut totaling $1.98 billion (comprised of securities of $318.4 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. As of June 30, 2026 and December 31, 2025, we had $5.9 million and $5.8 million, respectively, of FHLBNY advances through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. FHLBNY advances mature on June 24, 2027. For the three months ended June 30, 2026, and June 30, 2025, interest expense on FHLBNY advances was zero and $0.1 million, respectively. For the six months ended June 30, 2026, and June 30, 2025, interest expense on FHLBNY advances was zero and $0.7 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At June 30, 2026, and December 31, 2025 there was no outstanding balance related to federal funds purchased.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our unvested restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended June 30, 2026 and June 30, 2025, we had 1,602 and 24,579 weighted average anti-dilutive shares, respectively. For the six months ended June 30, 2026 and June 30, 2025, we had 5,297 and 6,856 weighted average anti-dilutive shares, respectively. Anti-dilutive shares were not included in computing diluted earnings per share.

The following table is setting forth the factors used in the earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands, except per share amounts)
Income attributable to common stock	$34,766	$25,989	$59,989	$51,017
Weighted average common shares outstanding, basic	29,878	30,558	29,847	30,619
Basic earnings per common share	$1.16	$0.85	$2.01	$1.67

Income attributable to common stock	$34,766	$25,989	$59,989	$51,017
Weighted average common shares outstanding, basic	29,878	30,558	29,847	30,619
Incremental shares from assumed conversion of options and RSUs	311	200	337	253
Weighted average common shares outstanding, diluted	30,189	30,758	30,184	30,872
Diluted earnings per common share	$1.15	$0.84	$1.99	$1.65

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
Time-Based Restricted Stock Units:
The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 362,201 shares were available for issuance as of June 30, 2026.
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
A summary of the status of the Company’s time-based vesting RSUs for the six months ended June 30, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	314,431	$28.74
Awarded	96,082	38.70
Forfeited/Expired	(5,771)	28.75
Vested	(137,842)	27.48
Unvested and Expected to Vest, June 30, 2026	266,900	$32.97
As of June 30, 2026, there was $7.1 million of total unrecognized compensation cost related to the non-vested RSUs. The weighted average period to recognize unrecognized compensation is 1.2 years. The Company repurchased 9,958 shares and 8,513 shares for RSUs vested during the three months ended June 30, 2026 and 2025, respectively The Company repurchased 42,942 shares and 41,979 shares for RSUs vested during the six months ended June 30, 2026 and 2025, respectively.
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
A summary of the status of the Company’s performance-based vesting PSUs for the six months ended June 30, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	250,828	$26.20
Performance Addition	27,844	11.74
Awarded	64,184	42.57
Forfeited/Expired	(5,116)	28.53
Vested	(83,523)	19.57
Unvested and Expected to Vest, June 30, 2026	254,217	$30.88
As of June 30, 2026, the Company reserved an additional 127,109 shares for issuance upon vesting of PSUs assuming the Company achieves the maximum share payout.

As of June 30, 2026, there was $4.2 million of total unrecognized compensation cost related to the non-vested PSUs. The weighted average period to recognize unrecognized compensation is 1.3 years. The Company repurchased 30,831 shares and

Notes to Consolidated Financial Statements (unaudited)
27,942 shares for PSUs vested during the three and six months ended June 30, 2026 and 2025, respectively.

During the three and six months ended June 30, 2026, the Company awarded 27,844 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $11.74 per share. Included in these awards was 13,963 shares with a grant date fair market value of $23.42, and 13,881 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. Compensation expense attributable to the vesting of the performance shares during the three and six months ended June 30, 2026 was $0.3 million.

During the three and six months ended June 30, 2026, the Company granted 64,184 PSUs at target achievement of the Company's corporate goals at a weighted average fair value of $42.57 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.
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
A summary of the status of the Company’s DSUs for the six months ended June 30, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	16,304	$29.87
Deferred bonus	11,357	38.52
Employer match	11,357	38.52
Forfeited/Expired	—	—
Vested	(32,705)	34.82
Unvested and Expected to Vest, June 30, 2026	6,313	$31.76
Vested and Unissued shares, June 30, 2026	49,009	$33.57
As of June 30, 2026, there was $83.2 thousand of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 0.8 years.
Compensation expense attributable to the employee RSUs, PRSUs, and DSUs is recorded in compensation and employee benefits expense in the Consolidated Statements of Income. Compensation expense attributable to director RSUs is recorded in other expenses in the Consolidated Statements of Income. The amounts for the three and six months ended June 30, 2026 and June 30, 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
RSUs and PRSUs	$1,625	$1,472	3,251	2,749
DSUs	340	89	546	114
Director RSUs	175	159	380	294
Total	$2,140	$1,720	$4,177	$3,157

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

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. As of June 30, 2026, there were 361,265 shares available for purchase under ESPP. The expense related to the discount on purchased shares is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the three months ended June 30, 2026 and June 30, 2025 was $31.6 thousand and $27.8 thousand, respectively. The expense for the six months ended June 30, 2026 and June 30, 2025 was $69.7 thousand and $69.1 thousand, respectively.

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
Derivatives
Derivatives represent cash flow hedges, and estimated fair values are based on valuation models using observable market data as of the measurement date.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$706,003	$—	$706,003
Non-GSE certificates & CMOs	—	448,157	—	448,157
ABS	—	784,193	—	784,193
Corporate	—	85,945	—	85,945
Other	10,234	—	—	10,234
PACE assessments:
Residential PACE assessments	—	—	206,302	206,302

Other assets - Cash flow hedges	—	1,068	—	1,068

Total assets carried at fair value	$10,234	$2,025,366	$206,302	$2,241,902

Financial liabilities:
Other liabilities - Cash flow hedges	$—	$749	$—	$749

Total liabilities carried at fair value	$—	$749	$—	$749

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$567,070	$—	$567,070
Non-GSE certificates & CMOs	—	273,232	—	273,232
ABS	—	629,168	—	629,168
Corporate	—	95,504	—	95,504
Other	8,048	7,027	—	15,075
PACE assessments:
Residential PACE assessments	—	—	203,502	203,502

Other assets - Cash flow hedges	—	1,754	—	1,754

Total assets carried at fair value	$8,048	$1,573,755	$203,502	$1,785,305

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and June 30, 2025:

	Residential PACE Assessments
	June 30, 2026	June 30, 2025
(In thousands)
Balance of recurring Level 3 assets at January 1	$203,502	$152,011
Amortization included in interest income	(544)	(267)
Change in unrealized holding gains (losses) included in other comprehensive income	(4,629)	1,739
Purchases	19,927	33,752
Sales	—	—
Principal paydowns	(11,954)	(8,988)

Balance of recurring Level 3 assets at June 30	$206,302	$178,247

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$206,302	Discounted cash flow	Conditional prepayment rate	7.0%-25.0% (19.7%)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
Residential PACE assessments	$203,502	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (20.2%)

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

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	June 30, 2026
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Valuation Technique
Individually analyzed loans	$29,898	$—	$—	$29,898	$29,898	Appraisals of collateral and market data (1)

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Valuation Technique
Individually analyzed loans	$9,253	$—	$—	$9,253	$9,253	Appraisals of Collateral (1)
(1) Appraisals and market data are obtained from independent third parties, which include unobservable inputs such as adjustments for capitalization rates, vacancy rates, and other market insights and assumptions. Appraisals are adjusted for estimated costs to sell of 10%.

Notes to Consolidated Financial Statements (unaudited)
Financial Instruments Not Measured at Fair Value
For those financial instruments that are not recorded at fair value in the consolidated statements of financial condition, but are measured at fair value for disclosure purposes, management follows the same fair value measurement principles and guidance as for instruments recorded at fair value. For a description of the methods, factors and significant assumptions utilized in estimating the fair values for significant categories of financial instruments not measured at fair value, refer to Note 13, Fair Value of Financial Instruments, included in the Annual Report on Form 10-K for the year ended December 31, 2025.
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	June 30, 2026
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$167,784	$167,784	$—	$—	$167,784
Held-to-maturity securities	1,571,547	—	411,292	1,025,790	1,437,082
Loans held for sale	459	—	—	459	459
Loans receivable, net	5,080,146	—	—	4,877,644	4,877,644
Resell agreements	59,271	—	—	59,271	59,271
Accrued interest receivable	63,795	81	14,272	49,442	63,795

Financial liabilities:
Deposits payable on demand	$8,220,553	$—	$8,220,553	$—	$8,220,553
Time deposits	237,861	—	237,179	—	237,179
FHLBNY advances	5,924	—	5,688	—	5,688
Subordinated debt, net	63,830	—	62,713	—	62,713
Accrued interest payable	2,290	—	2,290	—	2,290

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$291,217	$291,217	$—	$—	$291,217
Held-to-maturity securities	1,554,015	—	449,414	990,558	1,439,972
Loans held for sale	2,814	—	—	2,814	2,814
Loans receivable, net	4,899,687	—	—	4,742,463	4,742,463
Resell agreements	48,662	—	—	48,662	48,662
Accrued interest receivable	65,128	124	11,912	53,092	65,128

Financial liabilities:
Deposits payable on demand	$7,746,044	$—	$7,746,044	$—	$7,746,044
Time deposits	203,197	—	203,170	—	203,170
FHLBNY advances	5,760	—	5,666	—	5,666
Subordinated debt, net	63,787	—	61,013	—	61,013
Accrued interest payable	2,407	—	2,407	—	2,407

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
Cash Flow Hedges

Cash flow hedges consist of interest rate swaps and interest rate floors. Interest rate swaps involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors provide protection against declines in benchmark interest rates below a specified strike rate and are used to mitigate the impact of falling interest rates on cash flows generated by variable-rate assets. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities. As of June 30, 2026 and December 31, 2025, the Company had swaps and interest rate option contracts with floors with a notional value of $815.0 million and $465.0 million, respectively, hedging floating-rate available for sale securities.

Fair Value Hedges

Fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the market value changes of fixed-rate securities. The Company had an interest rate swap with a notional value of $22.5 million which was terminated in the second quarter. As of June 30, 2026 and December 31, 2025, the Company had no fair value hedges.

Effect of Derivatives on the Consolidated Statements of Financial Condition

The Company presents all derivative positions gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative positions as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$590,000	$1,068	$465,000	$1,754

	June 30, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value (Other Liabilities)	Notional Amount	Fair Value (Other Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$225,000	$749	$—	$—

Notes to Consolidated Financial Statements (unaudited)
Effect of Derivatives on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025. There were no fair value hedges during the three and six months ended June 30, 2025.

	Three months ended		Six months ended
	June 30, 2026		June 30, 2026
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on derivatives designated as hedging relationships:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from accumulated OCI into income	$(266)	$—	$(309)	$—

Gain (loss) on fair value hedging relationships:
Amount reclassified from accumulated OCI into income	(21)	—	(21)	—
Amount reclassified from accumulated OCI into income for unrealized holding losses on available for sale securities	(203)	—	—	—
Fair value hedges - available for sale securities	203	—	—	—

	Three months ended		Six months ended
	June 30, 2025		June 30, 2025
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on derivatives designated as hedging relationships:
Gain or (loss) on cash flow hedging relationships:
Amount reclassified from accumulated OCI into income	$106	$—	$221	$—

Effect of Derivatives on the Consolidated Statements of Comprehensive Income

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same periods during which the hedged transaction affects earnings.

The fair value of available for sale securities is initially recorded through accumulated other comprehensive income (loss). For derivatives designated and that qualify as fair value hedges, the change in fair value attributable to interest rates is reclassified out of accumulated other comprehensive income (loss) in the same periods during which the change in fair value of the underlying available for sale security is recorded.

Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges will be reclassified to interest income as interest payments are received or paid on the Company’s hedged securities. During the next twelve months, the Company estimates that an additional $1.9 million will be reclassified as a reduction to in interest income.

During the three and six months ended June 30, 2026, the Company terminated its fair value hedge with a notional value of $22.5 million as a result of the sale of the security that was hedged. The termination of the fair value hedge resulted in a gain of $0.2 million which is recognized in the net loss on sales of securities. The Company did not terminate any derivatives during the three and six months ended June 30, 2025.

Notes to Consolidated Financial Statements (unaudited)
The table below presents the effect of the Company's derivative financial instruments on accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss) on cash flow hedges	$(2,019)	$(35)	$(2,623)	$177
Gain (loss) reclassified from accumulated other comprehensive income into interest income from cash flow and fair value hedges	(287)	106	(330)	221
Unrealized gain on available for sale securities reclassified from accumulated other comprehensive income into interest income from fair value hedges	203	—	—	—

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
The following financial instruments, which represent credit risk, were outstanding as of the related periods:

	June 30, 2026	December 31, 2025
(In thousands)
Commitments to extend credit	$549,770	$454,287
Standby letters of credit	29,298	29,585
Total	$579,068	$483,872
Included in the above table are extensions of credit to related parties and affiliates. As of June 30, 2026, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates. As of December 31, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates.

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
The Company maintains a reserve for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $2.9 million as of June 30, 2026, compared to an allowance of $2.8 million as of December 31, 2025. The provision for credit losses related to off balance sheet credit commitments was $0.4 million and $0.1 million for the three and six months ended June 30, 2026, and the provision for credit losses related to off balance sheet credit commitments was $0.1 million and $0.5 million for the three and six months ended June 30, 2025.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of June 30, 2026, the estimated remaining commitments to Pace Funding Group LLC and Allectrify PBC under these agreements were $77.2 million and $79.5 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is recorded in other liabilities.
During the fourth quarter of 2025, the Company funded $2.4 million to Greenskies Clean Energy LLC as a solar tax equity investment. As part of this investment agreement, the Company committed to additional fundings of $5.6 million which is recognized as a liability on the balance sheet as of June 30, 2026, given this future event is unconditional and legally binding.

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

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of June 30, 2026 and December 31, 2025. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
During the year ended December 31, 2025, the Company entered into a fifteen year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises later in 2026.
As of June 30, 2026, the ROU lease asset was $7.6 million and operating lease liability was $9.1 million. As of December 31, 2025, the ROU lease asset was $9.6 million and operating lease liability was $12.3 million.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(In thousands)
Operating lease cost	$1,951	$2,053	$3,963	$4,104
Cash paid for amounts included in the measurement of operating leases liability	2,506	2,745	5,073	5,488
Right-of-use assets obtained in exchange for lease liabilities	—	829	1,721	829
The lease expiration dates ranged from 0.4 to 5.0 years for June 30, 2026, and from 0.3 to 5.8 years for June 30, 2025.
The weighted average remaining lease term on operating leases at June 30, 2026 and June 30, 2025 was 2.4 years and 1.8 years, respectively.
The weighted average discount rate used for the operating lease liability was 3.58% and 3.37% at June 30, 2026 and June 30, 2025, respectively.

Notes to Consolidated Financial Statements (unaudited)
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of June 30, 2026:

(In thousands)	As of June 30, 2026
2026	$4,552
2027	1,936
2028	1,186
2029	939
2030	645
Thereafter	258
Total undiscounted operating lease payments	9,516
Less: present value adjustment	422
Total Operating leases liability	$9,094

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

The Company performed its annual test based upon market data as of June 30, 2026 and estimates and assumptions that the Company believes are most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2026. During the three and six months ended June 30, 2026, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At June 30, 2026 and December 31, 2025, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $8.4 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the net carrying amount of the core deposit intangible was $0.7 million and $0.9 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.1 million and $0.1 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2026	$210
2027	265
2028	111
2029	33
2030	28
Thereafter	57
Total	$704

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of June 30, 2026, the Company's maximum exposure to loss is $57.8 million.

	June 30, 2026	December 31, 2025
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$2,005	$4,479
Loan commitments	55,772	45,012
Funded portion of loan commitments	48,093	44,525
For additional disclosures related to commitments for investment obligations related to tax credit investments, see Note 11.
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
(In thousands)
Tax credits and other tax benefits recognized in equity method investments income (1)	$702	$2,001	$1,406	$3,986
Tax credits and other tax benefits recognized in income tax expense (2)	672	—	1,344	—
Investment amortization recognized in income tax expense(2)	526	—	1,052	—
(1) Related to equity investments that do not qualify for proportional amortization method ("PAM")
(2) Related to equity investments that do qualify for PAM
The following table shows the cash flows related to the total income tax benefits presented in the line items in the Consolidated Statements of Cash Flows for investments accounted for using the PAM:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
(In thousands)
Net Income	$146	$—	$292	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	526	—	1,052	—
Increase in other assets	(672)	—	(1,344)	—

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

The following is a discussion of our consolidated financial condition as of June 30, 2026, as compared to December 31, 2025, and our results of operations for the three and six month periods ended June 30, 2026 and June 30, 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission on March 5, 2026. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United and its affiliates, affiliates of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 38% of our equity as of June 30, 2026. As of June 30, 2026, our total assets were $9.41 billion, our total loans, net of allowance for credit losses were $5.08 billion, our total deposits were $8.46 billion, and our stockholders' equity was $835.0 million. As of June 30, 2026, our trust business held $39.41 billion in assets under custody and $17.24 billion in assets under management.
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

Net income for the three months ended June 30, 2026 was $34.8 million, or $1.15 per diluted share, compared to $26.0 million, or $0.84 per diluted share, for the three months ended June 30, 2025. The $8.8 million increase was primarily due to an increase in interest and dividend income of $13.1 million, an increase in service charges on deposit accounts of $3.0 million and a decrease of losses on sale of securities and other assets of $1.0 million, partially offset by an increase in compensation and employee benefits of $3.9 million, an increase in income tax expense of $2.4 million, an increase in technology expense of $1.9 million and a decrease in other income of $0.1 million.

Net income for the six months ended June 30, 2026 was $60.0 million, or $1.99 per diluted share, compared to $51.0 million, or $1.65 per diluted share, for the six months ended June 30, 2025. The $9.0 million increase was primarily due to an increase in interest and dividend income of $21.7 million, an increase in service charges on deposit accounts of $6.7 million, an increase in equity investment income of $3.4 million, offset by an increase in provision for credit losses of $12.4 million, an increase in compensation and employee benefits of $6.3 million, an increase in technology expense of $2.9 million, an increase in other expense of $1.0 million, and an increase of Federal deposits insurance premium expense of $0.2 million.
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

Three Months Ended June 30, 2026 and 2025

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$187,933	$1,592	3.40%	$161,965	$1,639	4.06%
Securities(1)	3,807,977	48,628	5.12%	3,361,812	42,850	5.11%
Resell agreements	63,570	924	5.83%	52,621	887	6.76%
Total loans, net (2)	5,080,371	66,019	5.21%	4,659,667	58,723	5.05%
Total interest-earning assets	9,139,851	117,163	5.14%	8,236,065	104,099	5.07%
Non-interest-earning assets:
Cash and due from banks	4,024			5,622
Other assets	195,172			203,992
Total assets	$9,339,047			$8,445,679

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,793,149	$28,845	2.41%	$4,457,620	$28,653	2.58%
Time deposits	226,525	1,718	3.04%	218,835	1,940	3.56%
Total interest-bearing deposits	5,019,674	30,563	2.44%	4,676,455	30,593	2.62%
Borrowings	68,705	543	3.17%	75,741	597	3.16%
Total interest-bearing liabilities	5,088,379	31,106	2.45%	4,752,196	31,190	2.63%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,369,805			2,895,845
Other liabilities	62,276			56,203
Total liabilities	8,520,460			7,704,244
Stockholders' equity	818,587			741,435
Total liabilities and stockholders' equity	$9,339,047			$8,445,679

Net interest income / interest rate spread		$86,057	2.69%		$72,909	2.44%
Net interest-earning assets / net interest margin	$4,051,472		3.78%	$3,483,869		3.55%

Total deposits / total cost of deposits	$8,389,479		1.46%	$7,572,300		1.62%
Total funding / total cost of funds	$8,458,184		1.48%	$7,648,041		1.64%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 2Q2026 and 2Q2025 of $526 thousand and $200 thousand, respectively.

Net interest income was $86.1 million for the second quarter of 2026, compared to $72.9 million for the second quarter of 2025. The $13.2 million increase, or 18.1% increase from the second quarter of 2025 was primarily attributable to higher yields and average balances on interest-earning assets, and lower costs on interest bearing liabilities, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.69% for the three months ended June 30, 2026, compared to 2.44% for the three months ended June 30, 2025, an increase of 25 basis points. Our net interest margin was 3.78% for the three months ended June 30, 2026, an increase of 23 basis points from 3.55% from the three months ended June 30, 2025. This was largely due to increases in yields and average balances on interest-bearing assets and a decrease in total cost of funds.

The yield on average earning assets was 5.14% for the three months ended June 30, 2026, compared to 5.07% for the same period in 2025, an increase of 7 basis points. This increase was driven primarily by an increase in higher yielding assets such as loans and securities.

The average rate on interest-bearing liabilities was 2.45% for the three months ended June 30, 2026, a decrease of 18 basis points from the three months ended June 30, 2025, which was primarily due to a decrease in interest rates which leads to lower interest expense paid for deposits. Non-interest-bearing deposits represented 40.2% of average deposits for the three months ended June 30, 2026, compared to 38.2% for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 and 2025

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$192,639	$3,246	3.40%	$141,756	$2,833	4.03%
Securities(1)	3,631,139	92,055	5.11%	3,291,591	83,717	5.13%
Resell agreements	58,231	1,686	5.84%	41,457	1,673	8.14%
Total loans, net (2)	5,025,986	129,490	5.20%	4,677,367	116,566	5.03%
Total interest-earning assets	8,907,995	226,477	5.13%	8,152,171	204,789	5.07%
Non-interest-earning assets:
Cash and due from banks	4,676			5,335
Other assets	201,593			212,245
Total assets	$9,114,264			$8,369,751

Interest-bearing liabilities:
Savings, NOW and money market deposits	4,643,065	$55,888	2.43%	4,350,797	$55,459	2.57%
Time deposits	217,162	3,289	3.05%	225,721	4,051	3.62%
Total interest-bearing deposits	4,860,227	59,177	2.46%	4,576,518	59,510	2.62%
Borrowings	69,127	1,087	3.17%	104,879	1,793	3.45%
Total interest-bearing liabilities	4,929,354	60,264	2.47%	4,681,397	61,303	2.64%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,300,167			2,898,439
Other liabilities	69,857			57,955
Total liabilities	8,299,378			7,637,791
Stockholders' equity	814,886			731,960
Total liabilities and stockholders' equity	$9,114,264			$8,369,751

Net interest income / interest rate spread		$166,213	2.66%		$143,486	2.43%
Net interest-earning assets / net interest margin	$3,978,641		3.76%	$3,470,774		3.55%

Total deposits / total cost of deposits	$8,160,394		1.46%	$7,474,957		1.61%
Total funding / total cost of funds	$8,229,521		1.48%	$7,579,836		1.63%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 2Q2026 and 2Q2025 of $526 thousand and $200 thousand, respectively.

Net interest income was $166.2 million for the six months ended June 30, 2026, compared to $143.5 million for the six months ended June 30, 2025. The $22.7 million increase, or 15.8% increase from the six months ended June 30, 2025 was primarily attributable to higher yields and average balances on interest-earning assets, and lower costs on interest bearing liabilities, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.66% for the six months ended June 30, 2026, compared to 2.43% for the six months ended June 30, 2025, an increase of 23 basis points. Our net interest margin was 3.76% for the six months ended June 30, 2026, an increase of 21 basis points from 3.55% from the six months ended June 30, 2025. This was largely due to increases in yields and a decrease in total cost of funds.

The yield on average earning assets was 5.13% for the six months ended June 30, 2026, compared to 5.07% for the same period in 2025, an increase of 6 basis points. This increase was driven primarily by an increase in higher yielding assets such as loans and securities.

The average rate on interest-bearing liabilities was 2.47% for the six months ended June 30, 2026, a decrease of 17 basis points from the six months ended June 30, 2025, which was primarily due to a decrease in interest rates which leads to lower interest expense paid for deposits. Non-interest-bearing deposits represented 40.4% of average deposits for the six months ended June 30, 2026, compared to 38.8% for the six months ended June 30, 2025.

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

	Three Months Ended June 30, 2026 over June 30, 2025			Six Months Ended June 30, 2026 over June 30, 2025
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$235	$(282)	$(47)	$950	$(537)	$413
Securities	5,683	95	5,778	8,694	(356)	8,338
Resell Agreements	170	(133)	37	567	(554)	13
Total loans, net	5,323	1,973	7,296	8,784	4,140	12,924
Total interest income	11,411	1,653	13,064	18,995	2,693	21,688

Interest-bearing liabilities:
Savings, NOW and money market deposits	2,097	(1,905)	192	3,590	(3,161)	429
Time deposits	60	(282)	(222)	(132)	(630)	(762)
Total deposits	2,157	(2,187)	(30)	3,458	(3,791)	(333)
Borrowings	1	(55)	(54)	(29)	(677)	(706)
Total interest expense	2,158	(2,242)	(84)	3,429	(4,468)	(1,039)

Change in net interest income	$9,253	$3,895	$13,148	$15,566	$7,161	$22,727
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.

Three Months Ended June 30, 2026 and 2025

Provision for credit losses was an expense of $4.4 million for the three months ended June 30, 2026 compared to an expense of $4.9 million for the three months ended June 30, 2025. The provision during the current quarter was primarily attributable to charge-offs on our consumer solar and commercial and industrial portfolios, and additional required reserves on the consumer solar portfolio from the ACL model. This was partially offset by reserve releases due to declining balances in the consumer solar loan portfolio as a result of the Company's portfolio runoff strategy.
Six Months Ended June 30, 2026 and 2025

Provision for credit losses totaled an expense of $17.9 million for the six months ended June 30, 2026 compared to an expense of $5.5 million for the same period in 2025. Overall, the increase in provision for credit losses during the six months ended June 30, 2026 was primarily driven by a $10.3 million increase in specific reserves established or increased on $78.0 million of multifamily loans to a single-borrower after the borrower indicated an expected default during the three months ended March 31, 2026. The remaining provision was attributable to charge-offs on our consumer solar and commercial and industrial portfolios, additional specific reserves on nonperforming loans, and additional required reserves on the consumer solar portfolio from the ACL model. This was partially offset by a reserve release on a construction loan that paid off, reserve releases due to declining balances in the consumer solar loan portfolio as a result of the Company's portfolio runoff strategy, and lower required reserves on C&I loans.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Trust Department fees	$4,232	$3,879	$8,538	$8,069
Service charges on deposit accounts	6,863	3,873	14,067	7,311
Bank-owned life insurance income	648	796	1,971	1,422
Losses on sale of securities and other assets	(39)	(1,041)	(861)	(1,721)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	—	18	12	850
Equity method investments income	227	51	850	(2,458)
Other income	373	449	1,013	957
Total non-interest income	$12,304	$8,025	$25,590	$14,430
Three Months Ended June 30, 2026 and 2025

Non-interest income was $12.3 million for the three months ended June 30, 2026, compared to $8.0 million for the three months ended June 30, 2025. The increase of $4.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to a $3.0 million increase in service charges on deposit accounts primarily due to increases in IntraFi Insured Cash Sweep network ("ICS") One-Way Sell income, a $1.0 million decrease in losses on sale of securities and other assets, and a $0.4 million increase in trust department fees income, offset by a $0.1 million decrease in bank-owned life insurance income.
Six Months Ended June 30, 2026 and 2025
Non-interest income was $25.6 million for the six months ended June 30, 2026, compared to $14.4 million for the six months ended June 30, 2025. The increase of $11.2 million for the six months ended June 30, 2026 compared to the six months ended

June 30, 2025 was primarily due to a $6.7 million increase in service charges on deposit accounts primarily due to increases in ICS One-Way Sell income, a $3.4 million increase in equity investment income, a $0.5 million increase in bank-owned life insurance income, and a $0.4 million increase in trust fees income, partially offset by a $0.9 million decrease in gain on sale of loans and changes in fair value on loans held-for-sale, and a $0.8 million decrease in losses on sale of securities and other assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Compensation and employee benefits	$27,181	$23,240	$52,930	$46,554
Occupancy and depreciation	3,523	3,476	7,677	6,768
Professional fees	3,008	3,283	6,744	8,022
Technology	7,412	5,485	14,030	11,103
Office maintenance and depreciation	484	570	1,034	1,199
Amortization of intangible assets	105	144	209	287
Advertising and promotion	900	412	1,505	463
Federal deposit insurance premiums	1,030	900	2,035	1,800
Other expense	3,669	3,074	7,036	6,038
Total non-interest expense	$47,312	$40,584	$93,200	$82,234

Three Months Ended June 30, 2026 and 2025
Non-interest expense for the three months ended June 30, 2026 was $47.3 million, an increase of $6.7 million from $40.6 million for the three months ended June 30, 2025. The increase was driven by a $3.9 million increase in compensation and benefits expense consisting of accruals related to increased performance, as well as for the additional payroll period in 2026, a $1.9 million increase in technology expense related to implementation of key modernization projects, $0.6 million increase in other expenses, and a $0.5 million increase in advertising and promotion expense, partially offset by $0.3 million decrease in professional fees.
Six Months Ended June 30, 2026 and 2025
Non-interest expense for the six months ended June 30, 2026 was $93.2 million, an increase of $11.0 million from $82.2 million for the six months ended June 30, 2025. The increase was driven by a $6.3 million increase in compensation and benefits expense consisting of accruals related to increased performance, a $2.9 million increase in technology expense related to implementation of key modernization projects, a $1.0 million increase in other expenses to attract talent and support revenue generation, a $0.9 million increase in occupancy and depreciation expense related to office and branch relocation, a $0.9 million increase in advertising and promotion expense, and $0.2 million increase in federal deposit insurance premium expense, partially offset by $1.3 million decrease in professional fees.
Income Taxes

Three Months Ended June 30, 2026 and 2025

We had a provision for income tax expense of $11.9 million for the three months ended June 30, 2026, compared to $9.5 million for the three months ended June 30, 2025. Our effective tax rate for the three months ended June 30, 2026 was 25.4% compared to 26.7% for the three months ended June 30, 2025. The decrease in the effective tax rate for three months ended June 30, 2026 is primarily driven by a recognition of a $0.5 million solar tax credit purchased in the quarter.
Six Months Ended June 30, 2026 and 2025

We had a provision for income tax expense of $20.7 million for the six months ended June 30, 2026, compared to $19.2 million for the six months ended June 30, 2025. Our effective tax rate for the six months ended June 30, 2026 was 25.7% compared to

27.3% for the six months ended June 30, 2025. The decrease in the effective tax rate for six months ended June 30, 2026 is primarily driven by additional discrete tax liabilities in the six months ended June 30, 2025 related to a city and state tax examination, which was resolved in 2025, and by a recognition of a $0.5 million solar tax credit purchased in 2026.

Financial Condition

Balance Sheet

Our total assets were $9.41 billion at June 30, 2026, compared to $8.87 billion at December 31, 2025. Notable changes within individual balance sheet line items include a $509.2 million increase in deposits, a $474.8 million increase in securities, a $180.4 million increase in net loans receivable, a $123.4 million decrease in cash, and a $10.6 million increase in resell agreements.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at June 30, 2026 or at December 31, 2025.

Our available for sale securities portfolio consists of residential PACE assessments, AB securities, GSE commercial and residential certificates and other debt securities. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. At June 30, 2026 and December 31, 2025, we had available for sale securities of $2.24 billion and $1.78 billion, respectively.
Our held-to-maturity securities portfolio primarily consists of PACE assessments, tax-exempt municipal securities, GSE commercial and residential certificates and other debt. We carry these securities at amortized cost. We had held-to-maturity securities of $1.57 billion at June 30, 2026, and $1.55 billion at December 31, 2025.
During the six months ended June 30, 2026 we purchased a total of $890.6 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $135.2 million and a net realized loss of $0.9 million as part of normal and ongoing balance sheet management. During the six months ended June 30, 2025 we purchased a total of $508.5 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $56.1 million and a net realized loss of $1.7 million as part of routine and ongoing balance sheet management.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $23.7 million at June 30, 2026 and $29.8 million at December 31, 2025, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at June 30, 2026 was $0.8 million compared to $0.7 million at December 31, 2025. The provision for credit losses for held-to-maturity securities was an expense of $38.0 thousand for the three months ended June 30, 2026 and $43.0 thousand for the six months ended June 30, 2026, compared to an expense of $3.0 thousand for the three months ended June 30, 2025 and an immaterial recovery for the six months June 30, 2025.
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
Accrued interest receivable on available-for-sale debt securities totaled $15.9 million at June 30, 2026 and $11.8 million at December 31, 2025, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

As of June 30, 2026, approximately 58.8% of our securities portfolio is classified as “available for sale.” Our securities portfolio has a weighted average yield of 4.98% and an estimated weighted average life of 5.4 years. In total, our securities portfolio including FHLBNY stock represented 40.5% of total interest-earning assets as of June 30, 2026.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	June 30, 2026		December 31, 2025
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$706,003	18.5%	$567,070	17.0%
Non-GSE certificates & CMOs	448,157	11.8%	273,232	8.2%
ABS	784,193	20.5%	629,168	18.8%
Corporate	85,945	2.3%	95,504	2.9%
Other	10,234	0.3%	15,075	0.5%

PACE assessments:
Residential PACE assessments	206,302	5.4%	203,502	6.1%

Total available for sale	2,240,834	58.8%	1,783,551	53.5%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$181,708	4.8%	$184,690	5.5%
Non-GSE certificates & CMOs	66,930	1.8%	69,198	2.1%
ABS	126,409	3.3%	156,020	4.7%
Municipal	63,419	1.7%	64,083	1.9%
Corporate	3,000	0.1%	3,000	0.1%

PACE assessments:
Commercial PACE assessments	365,470	9.6%	327,735	9.8%
Residential PACE assessments	765,398	19.9%	750,033	22.5%

Total held-to-maturity	1,572,334	41.2%	1,554,759	46.5%

Total securities	$3,813,168	100.0%	$3,338,310	100.0%

The following table show contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of June 30, 2026
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$36,203	4.0%	$149,877	4.2%	$539,093	4.4%
Non-GSE certificates & CMOs	—	—%	21,750	5.4%	—	—%	437,217	4.9%
ABS	—	—%	6,051	5.4%	115,103	5.7%	672,444	5.1%
Corporate	14,998	5.1%	26,070	6.3%	47,000	4.3%	—	—%
Other	—	—%	200	3.5%	—	0.0%	10,474	2.5%

PACE assessments:
Residential PACE assessments	8	8.7%	2,791	7.4%	6,552	7.4%	198,081	7.3%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	—	—%	14,189	3.1%	33,165	3.2%	134,354	3.3%
Non-GSE certificates & CMOs	—	—%	—	—%	5	5.0%	66,925	3.6%
ABS	—	—%	—	—%	33,852	5.6%	92,557	4.7%
Municipal	9,489	3.7%	—	—%	19,475	3.3%	34,455	2.4%
Corporate	—	—%	—	—%	3,000	7.0%	—	—%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	5,614	7.1%	359,856	6.0%
Residential PACE assessments	2,261	4.2%	9,633	5.2%	35,384	4.8%	718,120	5.4%

Total securities	$26,756	4.5%	$116,887	4.8%	$449,027	4.7%	$3,263,576	5.4%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 89.0% carry AAA credit ratings and 11.0% carry A credit ratings or higher.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of June 30, 2026:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
Collateralized Loan Obligation ("CLO") Commercial & Industrial	$589,189	65%	4.3	100%	98%	2%	0%	0%	0%	100%
Consumer	180,971	20%	4.7	0%	35%	33%	32%	0%	0%	100%
Mortgage	108,728	12%	3.5	100%	100%	0%	0%	0%	0%	100%
Student	31,714	3%	4.3	27%	77%	23%	0%	0%	0%	100%
Total Securities:	$910,602	100%	4.3	78%	86%	8%	6%	0%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and costs, and allowance for credit losses, were $5.08 billion as of June 30, 2026 compared to $4.90 billion as of December 31, 2025. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of the dates indicated:

(In thousands)	June 30, 2026		December 31, 2025
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,307,075	25.4%	$1,334,794	26.9%
Multifamily	1,861,575	36.2%	1,643,779	33.2%
Commercial real estate	436,144	8.5%	363,266	7.3%
Construction and land development	16,652	0.2%	24,803	0.5%
Total commercial portfolio	3,621,446	70.3%	3,366,642	67.9%

Retail portfolio:
Residential real estate lending	1,199,552	23.3%	1,237,791	25.0%
Consumer solar	303,538	5.9%	325,154	6.6%
Consumer and other	24,549	0.5%	27,686	0.5%
Total retail portfolio	1,527,639	29.7%	1,590,631	32.1%
Total loans	5,149,085	100.0%	4,957,273	100.0%

Allowance for credit losses	(68,939)		(57,586)
Total loans, net	$5,080,146		$4,899,687

Commercial loan portfolio
Our commercial loan portfolio comprised 70.3% of our total loan portfolio at June 30, 2026 and 67.9% of our total loan portfolio at December 31, 2025. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at June 30, 2026 by exposure was $4.3 million with a median size of $0.9 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.31 billion at June 30, 2026, which comprised 25.4% of our total loan portfolio. During the six months ended June 30, 2026, the C&I loan portfolio decreased by 2.1% from $1.33 billion at December 31, 2025.
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
Our multifamily loans totaled $1.86 billion at June 30, 2026, which comprised 36.2% of our total loan portfolio. During the six months ended June 30, 2026, the multifamily loan portfolio increased by 13.2% from $1.64 billion at December 31, 2025.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-used buildings. CRE loans have 55% of their exposure in New York City. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our CRE loans is approximately 44%.
Our CRE loans totaled $436.1 million at June 30, 2026, which comprised 8.5% of our total loan portfolio. During the six months ended June 30, 2026, the CRE loan portfolio increased by 20.1% from $363.3 million at December 31, 2025.

Retail loan portfolio
Our retail loan portfolio comprised 29.7% of our total loan portfolio at June 30, 2026 and 32.1% of our loan portfolio at December 31, 2025. The major categories of our retail loan portfolio are discussed below.

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

As of June 30, 2026, our residential real estate lending loans totaled $1.20 billion at June 30, 2026, which decreased by 3.1% from $1.24 billion at December 31, 2025. The residential real estate portfolio comprised 78.5% of our retail loan portfolio and 23.3% of our total loan portfolio, and is 99% first mortgage loans and 1% second mortgage loans.

Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar portfolio is fully acquired and is in run-off mode. Our consumer solar loans totaled $303.5 million at June 30, 2026, which comprised 5.9% of our total loan portfolio, compared to $325.2 million, or 6.6% of our total loan portfolio, at December 31, 2025.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $24.5 million at June 30, 2026, which comprised 0.5% of our total loan portfolio, compared to $27.7 million, or 0.5% of our total loan portfolio, at December 31, 2025.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at June 30, 2026:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$264,185	$591,031	$294,467	$157,392	$1,307,075
Multifamily	283,626	1,252,862	324,294	793	1,861,575
Commercial real estate	25,131	351,978	38,166	20,869	436,144
Construction and land development	13,888	2,764	—	—	16,652

Retail Portfolio:
Residential real estate lending	36	7,120	63,369	1,129,027	1,199,552
Consumer solar	16	6,583	89,499	207,440	303,538
Consumer and other	273	612	16,643	7,021	24,549
Total Loans	$587,155	$2,212,950	$826,438	$1,522,542	$5,149,085
The following table presents our loans held for investment with maturity due after June 30, 2027:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$593,665	$449,225	$1,042,890
Multifamily	1,568,819	9,130	1,577,949
Commercial real estate	407,811	3,202	411,013
Construction and land development	—	2,764	2,764

Retail Portfolio:
Residential real estate lending	698,529	500,987	1,199,516
Consumer solar	303,522	—	303,522
Consumer and other	24,058	218	24,276
Total Loans	$3,596,404	$965,526	$4,561,930

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio.
The following tables presents, by loan type, the changes in the allowance for credit losses for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Balance at beginning period	$68,155	$57,676	$57,586	$60,086
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(215)	(1,148)	(1,074)	(1,971)
Multifamily	(4)	—	(77)	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	—	(235)	(2)	(304)
Consumer solar	(3,453)	(2,643)	(6,192)	(4,617)
Consumer and other	(11)	(12)	(87)	(123)
Total loan charge-offs	(3,683)	(4,038)	(7,432)	(7,015)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	13	214	48	224
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	55	274	173	349
Consumer solar	450	92	763	358
Consumer and other	5	6	22	56
Total loan recoveries	523	586	1,006	987
Net charge-offs	(3,160)	(3,452)	(6,426)	(6,028)
Provision for credit losses	3,944	4,774	17,779	4,940
Balance at end of period	$68,939	$58,998	$68,939	$58,998
The allowance for credit losses on loans increased $11.4 million to $68.9 million at June 30, 2026 from $57.6 million at December 31, 2025, primarily due to increases in reserves of $10.3 million for a single borrower relationship that moved to nonaccrual status during the three months ended March 31, 2026. The ratio of allowance to total loans was 1.34% at June 30, 2026 and 1.16% at December 31, 2025.
At June 30, 2026 the allowance for credit losses on held-to-maturity securities was $0.8 million, compared to $0.7 million at December 31, 2025.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At June 30, 2026		At December 31, 2025
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$11,737	25.4%	$13,276	26.9%
Multifamily	17,824	36.2%	4,792	33.2%
Commercial real estate	1,923	8.5%	1,779	7.3%
Construction and land development	12	0.2%	1,506	0.5%
Total commercial portfolio	$31,496	70.3%	$21,353	67.9%

Retail Portfolio:
Residential real estate lending	$6,809	23.3%	$7,157	25.0%
Consumer solar	29,826	5.9%	28,149	6.6%
Consumer and other	808	0.5%	927	0.5%
Total retail portfolio	$37,443	29.7%	$36,233	32.1%

Total allowance for credit losses on loans	$68,939		$57,586
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At June 30, 2026		At December 31, 2025
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.6%	$—	11.9%
Non-GSE certificates & CMOs	38	4.3%	41	4.5%
ABS	—	8.1%	—	10.1%
Municipal	—	4.0%	—	4.1%
Total traditional securities	$38	28.0%	$41	30.6%

PACE assessments:
Commercial PACE assessments	$366	23.2%	$328	21.1%
Residential PACE assessments	383	48.8%	375	48.3%
Total PACE portfolio	$749	72.0%	$703	69.4%

Total allowance for credit losses on securities	$787		$744
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
The following table sets forth our nonperforming assets as of the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
Loans 90 days past due and accruing	$98	$—
Nonaccrual loans held for sale	459	930
Nonaccrual loans - Commercial	96,030	22,108
Nonaccrual loans - Retail	6,103	5,607
Nonaccrual securities	2	6
Total nonperforming assets	$102,692	$28,651

Nonaccrual loans:
Commercial and industrial	$112	$713
Multifamily	87,115	10,316
Commercial real estate	—	—
Construction and land development	8,803	11,079
Total commercial portfolio	96,030	22,108

Residential real estate lending	3,525	2,419
Consumer solar	2,414	3,129
Consumer and other	164	59
Total retail portfolio	6,103	5,607
Total nonaccrual loans	$102,133	$27,715

Nonperforming assets to total assets	1.09%	0.32%
Nonaccrual assets to total assets	1.09%	0.32%
Nonaccrual loans to total loans	1.98%	0.56%
Allowance for credit losses on loans to nonaccrual loans	67.50%	207.78%
Allowance for credit losses on loans to total loans	1.34%	1.16%
Net charge-offs to average loans	0.25%	0.43%

Nonperforming assets totaled $102.7 million, or 1.09% of period-end total assets at June 30, 2026, an increase of $74.0 million, compared with $28.7 million, or 0.32% of period-end total assets at December 31, 2025. The increase in nonperforming assets at June 30, 2026 compared to December 31, 2025 assets was primarily driven by $73.9 million increase in multifamily nonaccrual loans and $0.5 million increase in residential real estate nonaccrual loans, offset by a $2.3 million decrease in construction nonaccrual loans and a $0.5 million decrease in commercial and industrial nonaccrual loans. The increase in multifamily nonaccrual loans was primarily due to $78.0 million of multifamily loans to a single-borrower that moved to nonaccrual status after the borrower indicated an expected default during the three months ended March, 31, 2026.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $65.0 million, or 0.7% of total assets, at June 30, 2026, and $99.8 million, or 1.1% of total assets, at December 31, 2025.
Resell Agreements
As of June 30, 2026, we entered into $59.3 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted average interest rate of 5.84%. As of December 31, 2025, we entered into $48.7 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted interest rate of 6.00%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $33.3 million at June 30, 2026 and $30.8 million at December 31, 2025. As of June 30, 2026, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our business and consumer clients. Total deposits were $8.46 billion at June 30, 2026, compared to $7.95 billion at December 31, 2025. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our offices or branches across New York City, Washington, D.C., northern California and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, political action committees ("PACs"), and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of June 30, 2026 and December 31, 2025, we had approximately $2.08 billion and $1.73 billion, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. As of June 30, 2026 and December 31, 2025, these off-balance sheet deposits totaled $1.03 billion and $1.05 billion, respectively. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three and six months ended June 30, 2026, the Company recognized $2.3 million and $5.2 million in servicing fee income compared to $102.2 thousand and $110.8 thousand for the three and six months ended June 30, 2025.
Total estimated uninsured deposits at June 30, 2026 and December 31, 2025 were $4.84 billion and $4.61 billion, respectively.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at June 30, 2026 are summarized as follows:

Maturities as of June 30, 2026
(In thousands)
Within three months	$20,383
After three but within six months	11,925
After six months but within twelve months	22,759
After twelve months	2,831
$57,898
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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of June 30, 2026 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, 300 and 400 basis points and immediate, parallel shifts upward of the yield curve of 100, 200 and 300 basis points.
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

Change in Market Interest Rates as of June 30, 2026	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+300 basis points	-17.0%	(336,459)	-8.3%	(28,671)
+200 basis points	-10.0%	(198,376)	-3.8%	(13,189)
+100 basis points	-3.9%	(77,119)	-1.0%	(3,443)
-100 basis points	-0.8%	(16,207)	-1.4%	(4,787)
-200 basis points	-7.9%	(155,575)	-5.1%	(17,719)
-300 basis points	-21.0%	(415,645)	-9.7%	(33,515)
-400 basis points	-41.7%	(823,734)	-15.8%	(54,929)
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
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers and capital expenditures. These liquidity requirements are met primarily through our deposits, FHLBNY advances and the principal and interest payments we receive on loans and investment securities. Cash, interest-bearing deposits in third-party banks, securities available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are available to us include the sale of loans we hold for investment, securitization of loans or available for sale PACE assessments, the ability to acquire additional national market non-core deposits, borrowings through the Federal Reserve’s discount window and the issuance of debt or equity securities. We believe that the sources of available liquidity are adequate to meet our current and reasonably foreseeable future liquidity needs.
At June 30, 2026, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $167.8 million, or 1.8% of total assets, compared to $291.2 million, or 3.3% of total assets at December 31, 2025. The $123.4 million, or 42.4%, decrease is due to normal business activity, including strategic investment securities purchases. Our available for sale securities at June 30, 2026 were $2.24 billion, or 23.8% of total assets, compared to $1.78 billion, or 20.1% of total assets at December 31, 2025. Available for sale securities with an aggregate fair value of $1.49 billion and $1.15 billion at June 30, 2026 and December 31, 2025, respectively, were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, as of June 30, 2026 and December 31, 2025, mortgage loans with an unpaid principal balance of $2.15 billion and $2.33 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At June 30, 2026, we had $5.9 million in advances from the FHLBNY and a remaining credit availability of $1.98 billion. In addition, we maintain additional borrowing capacity of approximately $1.09 billion with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
As of June 30, 2026, we also had $63.8 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $4.26 billion of immediately available funds, in addition to unpledged securities with two-day availability of $571.0 million for total liquidity within two-days of $4.83 billion, which provided coverage for 100% of total uninsured deposits.
Capital Resources

Total stockholders’ equity at June 30, 2026 was $835.0 million, compared to $794.5 million at December 31, 2025, an increase of $40.5 million. The increase was primarily driven by $60.0 million of net income, offset by $10.3 million in dividends declared at

0.34 per outstanding share, a $8.7 million increase in accumulated other comprehensive loss due to the tax effected mark-to-market adjustment on our securities portfolio, and $2.8 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
June 30, 2026
Consolidated:
Total capital to risk weighted assets	$997,514	16.43%	$487,488	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	861,870	14.20%	365,616	6.00%	N/A	N/A
Tier 1 capital to average assets	861,870	9.20%	374,711	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	861,870	14.20%	274,212	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$968,262	15.96%	$487,234	8.00%	$609,042	10.00%
Tier 1 capital to risk weighted assets	896,448	14.78%	365,425	6.00%	487,234	8.00%
Tier 1 capital to average assets	896,448	9.60%	373,382	4.00%	466,728	5.00%
Common equity tier 1 to risk weighted assets	896,448	14.78%	274,069	4.50%	395,877	6.50%

December 31, 2025
Consolidated:
Total capital to risk weighted assets	$936,532	16.40%	$456,875	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	812,379	14.23%	342,656	6.00%	N/A	N/A
Tier 1 capital to average assets	812,379	9.36%	347,198	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	812,379	14.23%	256,992	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$890,991	15.64%	$455,612	8.00%	$569,515	10.00%
Tier 1 capital to risk weighted assets	830,625	14.58%	341,709	6.00%	455,612	8.00%
Tier 1 capital to average assets	830,625	9.63%	345,109	4.00%	431,387	5.00%
Common equity tier 1 to risk weighted assets	830,625	14.58%	256,282	4.50%	370,185	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of June 30, 2026, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of June 30, 2026:

(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
FHLBNY Advances	$5,924	$5,924	$—	$—	$—
Subordinated Debt	63,830	—	—	—	63,830
Operating Leases	9,516	4,552	4,061	645	258
Certificates of Deposit	237,861	145,826	91,481	368	186
	$317,131	$156,302	$95,542	$1,013	$64,274
During April 2025, the Company entered into a fifteen-year lease agreement, following a sixteen-month base rent abatement period, for the Company's headquarters. The base rent amount for the premises commences at $6.2 million per annum and is escalated by approximately 9% on the fifth anniversary of rent commencement and by an additional approximately 8% on the tenth anniversary of rent commencement. The lease is not set to commence until the Company moves to the new premises later in 2026.
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of June 30, 2026, the estimated remaining commitments under these agreements were $77.2 million and $79.5 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our market risk from that presented in the 2025 Annual Report. Our interest rate sensitivity position at June 30, 2026 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of June 30, 2026. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1.    Legal Proceedings.

We are subject to certain pending and threatened legal proceedings that arise out of the ordinary course of business. Additionally, we, like all banking organizations, are subject to regulatory examinations and investigations. Based upon management’s current knowledge, following consultation with legal counsel, in the opinion of management, there is no pending or threatened legal matter that would result in a material adverse effect on our consolidated financial condition or results of operations, either individually or in the aggregate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended June 30, 2026 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
April 1 through April 30, 2026	9,394	$39.08	—	$8,618,181
May 1 through May 31, 2026	564	42.07	—	$8,618,181
June 1 through June 30, 2026	—	—	—	$40,000,000
Total	9,958	$39.25	—

(1) Includes 9,958 shares withheld for taxes related to the vesting of stock awards. There were no shares repurchased during the quarter pursuant to the share repurchase program described in Note (2).

(2) Effective March 10, 2025, our Board of Directors authorized a new share repurchase program that allows the Company to repurchase up to $40 million of its common stock (the "2025 Share Repurchase Program"). The authorization did not require us to acquire any specified number of shares and can be suspended or discontinued without prior notice. As of June 9, 2026, $8.6 million was available for share repurchases under the 2025 Share Repurchase Program. On June 9, 2026, our Board of Directors authorized the repurchase of up to an additional $31.4 million under the 2025 Share Repurchase Program.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On June 11, 2026, Edgar Romney Jr., Executive Vice President, Chief Strategy and Administrative Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 5,992 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after September 10, 2026, and ending on the earlier of August 31, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On June 11, 2026, Jason M. Darby, Senior Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 19,995 shares of the Company’s common stock , with such transactions to occur during sale periods beginning on or after September 10, 2026, and ending on the earlier of March 31, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On June 9, 2026, Sean Searby, Executive Vice President, Chief Information and Operations Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 16,005 shares of the Company’s common stock, net of shares to be withheld for taxes upon the vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after September 15, 2026 and ending on the earlier of July 30, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement. This trading arrangement was subsequently modified on June 11, 2026 to correct a typographical error in the date of the Tranche 6 sale period. The amendment updates Tranche 6 of the arrangement, covering 1,026 shares, to provide that sales of such shares shall occur during the sale period beginning on April 15, 2027, and ending on the earlier of July 30, 2027, or the date on which all 1,026 shares subject to Tranche 6 have been sold.

On June 8, 2026, Sam D. Brown, Senior Executive Vice President, Chief Banking Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 51,943 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after September 7, 2026, and ending on the earlier of August 31, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On June 8, 2026, Mandy Tenner, Executive Vice President, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 14,976 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after September 7, 2026, and ending on the earlier of August 31, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the quarters ended June 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the quarters ended June 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the quarters ended June 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended June 30, 2026, formatted in iXBRL (included with the Exhibit 101 attachments).

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

August 4, 2026	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2026	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

August 4, 2026	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)