Form 10-Q
period 2026-09-30
Amalgamated Financial Corp.
filed 2026-11-03
CIK 1823608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from          to
Commission File Number: 001-40136
Amalgamated Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	85-2757101
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 Park Avenue, New York, New York 10016
(Address of principal executive offices) (Zip Code)
(212) 255-6200
(Registrant’s telephone number, including area code)

shareholderrelations@amalgamatedbank.com
(Registrant's email address)
275 Seventh Avenue, New York, New York 10001
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐        No ☒
As of November 2, 2026, the registrant had 29,704,953 shares of common stock outstanding at $0.01 par value per share.

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
22.increased regulatory scrutiny, privacy concerns, and cyber risk and other exposure from the potential use of “big data” techniques, machine learning, and artificial intelligence in a wide range of applications including for fraud detection, credit underwriting, customer service, marketing, transaction execution, automated compliance and internal operations;
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
iii

Part I Item 1. – Financial Statements Consolidated Statements of Financial Condition (Dollars in thousands except for per share amounts)
	September 30, 2026	December 31, 2025
Assets	(unaudited)
Cash and due from banks	$4,129	$4,501
Interest-bearing deposits in banks	258,391	286,716
Total cash and cash equivalents	262,520	291,217
Securities:
Available for sale, at fair value:
Traditional securities	2,081,672	1,580,049
Property Assessed Clean Energy ("PACE") assessments	195,345	203,502
	2,277,017	1,783,551
Held-to-maturity, at amortized cost:
Traditional securities, net of allowance for credit losses of $37 and $41, respectively	431,393	476,950
PACE assessments, net of allowance for credit losses of $809 and $703, respectively	1,193,946	1,077,065
	1,625,339	1,554,015

Loans held for sale	459	2,814
Loans receivable, net of deferred loan origination fees and costs	5,201,124	4,957,273
Allowance for credit losses	(70,200)	(57,586)
Loans receivable, net	5,130,924	4,899,687

Resell agreements	63,238	48,662
Federal Home Loan Bank of New York ("FHLBNY") stock, at cost	5,249	5,009
Accrued interest receivable	64,533	65,128
Premises and equipment, net	40,904	4,685
Bank-owned life insurance	109,111	108,941
Right-of-use lease asset	59,927	9,602
Deferred tax asset, net	43,645	30,750
Goodwill	12,936	12,936
Intangible assets, net	598	913
Equity method investments	2,979	4,479
Other assets	34,304	47,447
Total assets	$9,733,683	$8,869,836
Liabilities
Deposits	$8,714,440	$7,949,241
Borrowings	59,845	69,547
Operating leases	73,901	12,255
Other liabilities	51,936	44,329
Total liabilities	$8,900,122	$8,075,372

Commitments, contingencies and off balance sheet risk (see Note 11)

Stockholders’ equity
Common stock, par value $0.01 per share (70,000,000 shares authorized; 31,221,815 and 31,045,377 shares issued, respectively, and 29,777,958 and 29,818,424 shares outstanding, respectively)	$315	$312
Additional paid-in capital	298,135	294,134
Retained earnings	648,273	567,269
Accumulated other comprehensive loss, net of income taxes	(68,702)	(32,088)
Treasury stock, at cost (1,443,857 and 1,226,953 shares, respectively)	(44,460)	(35,163)
Total stockholders' equity	833,561	794,464
Total liabilities and stockholders’ equity	$9,733,683	$8,869,836

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Income (unaudited) (Dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans	$67,467	$62,321	$196,958	$178,887
Securities	50,655	46,023	144,395	131,414
Interest-bearing deposits in banks	1,638	1,241	4,884	4,074
Total interest and dividend income	119,760	109,585	346,237	314,375
INTEREST EXPENSE
Deposits	31,202	32,583	90,379	92,093
Borrowed funds	618	555	1,705	2,348
Total interest expense	31,820	33,138	92,084	94,441
NET INTEREST INCOME	87,940	76,447	254,153	219,934
Provision for credit losses	3,628	5,301	21,545	10,787
Net interest income after provision for credit losses	84,312	71,146	232,608	209,147
NON-INTEREST INCOME
Trust Department fees	4,275	3,969	12,813	12,038
Service charges on deposit accounts	8,249	4,261	22,315	11,572
Bank-owned life insurance income	661	1,050	2,631	2,472
Losses on sale of securities and other assets, net	(427)	(1,226)	(1,288)	(2,946)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	—	70	12	920
Equity method investments income (loss)	226	597	1,077	(1,860)
Other income	817	440	1,831	1,396
Total non-interest income	13,801	9,161	39,391	23,592
NON-INTEREST EXPENSE
Compensation and employee benefits	27,837	25,459	80,767	72,013
Occupancy and depreciation	4,698	3,452	12,376	10,220
Professional fees	2,807	3,387	9,551	11,410
Technology	7,738	5,981	21,768	17,084
Office maintenance and depreciation	551	582	1,585	1,782
Amortization of intangible assets	105	144	315	431
Advertising and promotion	684	497	2,190	960
Federal deposit insurance premiums	1,130	1,000	3,165	2,800
Other expense	3,326	3,115	10,358	9,152
Total non-interest expense	48,876	43,617	142,075	125,852
Income before income taxes	49,237	36,690	129,924	106,887
Income tax expense	12,803	9,900	33,500	29,080
Net income	$36,434	$26,790	$96,424	$77,807
Earnings per common share - basic	$1.22	$0.89	$3.23	$2.55
Earnings per common share - diluted	$1.20	$0.88	$3.19	$2.53

See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Comprehensive Income (unaudited) (Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$36,434	$26,790	$96,424	$77,807
Other comprehensive (loss) income, net of taxes:
Change in total obligation for postretirement benefits, prior service credit, and other benefits	43	41	129	123
Net unrealized (losses) gains on securities:
Unrealized holding (losses) gains on securities available for sale	(35,953)	8,904	(47,382)	27,567
Reclassification adjustment for losses realized in income	427	1,225	1,288	2,946
Accretion of net unrealized loss on securities transferred to held-to-maturity	443	642	1,335	1,626
Net unrealized (losses) gains on securities	(35,083)	10,771	(44,759)	32,139
Net change in unrealized (losses) gains on derivatives:
Unrealized holding losses on cash flow hedges	(3,520)	(246)	(6,143)	(69)
Reclassification adjustment for losses (gains) realized in income from cash flow hedges	480	93	810	(128)
Net unrealized losses on derivatives	(3,040)	(153)	(5,333)	(197)
Other comprehensive (loss) income, before tax	(38,080)	10,659	(49,963)	32,065
Income tax effect	10,174	(2,887)	13,349	(8,638)
Total other comprehensive (loss) income, net of taxes	(27,906)	7,772	(36,614)	23,427
Total comprehensive income, net of taxes	$8,528	$34,562	$59,810	$101,234
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) (Dollars in thousands)

	Three Months Ended September 30, 2026
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at July 1, 2026	29,900,147	$315	$296,491	$616,925	$(40,796)	$(37,942)	$834,993
Net income	—	—	—	36,434	—	—	36,434
Common stock issued under Equity Programs	5,664	—	271	—	—	—	271
Dividends on common stock, $0.17 per share	—	—	—	(5,086)	—	—	(5,086)
Repurchase of common stock	(136,832)	—	—	—	—	(6,518)	(6,518)
Restricted stock units vesting, net of repurchases	8,979	—	(506)	—	—	—	(506)
Stock-based compensation expense	—	—	1,879	—	—	—	1,879
Other comprehensive loss, net of taxes	—	—	—	—	(27,906)	—	(27,906)
Balance at September 30, 2026	29,777,958	$315	$298,135	$648,273	$(68,702)	$(44,460)	$833,561

	Nine Months Ended September 30, 2026
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2026	29,818,424	$312	$294,134	$567,269	$(32,088)	$(35,163)	$794,464
Net income	—	—	—	96,424	—	—	96,424
Common stock issued under Equity Programs	19,867	1	1,298	—	—	—	1,299
Dividends on common stock, $0.51 per share	—	—	—	(15,420)	—	—	(15,420)
Repurchase of common stock	(216,904)	—	—	—	—	(9,297)	(9,297)
Restricted stock units vesting, net of repurchases	156,571	2	(3,353)	—	—	—	(3,351)
Stock-based compensation expense	—	—	6,056	—	—	—	6,056
Other comprehensive loss, net of taxes	—	—	—	—	(36,614)	—	(36,614)
Balance at September 30, 2026	29,777,958	$315	$298,135	$648,273	$(68,702)	$(44,460)	$833,561

	Three Months Ended September 30, 2025
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at July 1, 2025	30,412,241	$310	$290,256	$522,405	$(42,982)	$(16,005)	$753,984
Net income	—	—	—	26,790	—	—	26,790
Common stock issued under Equity Programs	7,434	—	204	—	—	—	204
Dividends on common stock, $0.14 per share	—	—	—	(4,294)	—	—	(4,294)
Repurchase of common stock	(346,604)	—	—	—	—	(10,444)	(10,444)
Restricted stock units vesting, net of repurchases	15,676	—	(217)	—	—	—	(217)
Stock-based compensation expense	—	—	1,778	—	—	—	1,778
Other comprehensive income, net of taxes	—	—	—	—	7,772	—	7,772
Balance at September 30, 2025	30,088,747	$310	$292,021	$544,901	$(35,210)	$(26,449)	$775,573

	Nine Months Ended September 30, 2025
	Number of Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss, net of income taxes	Treasury Stock, at cost	Total Stockholders' Equity
Balance at January 1, 2025	30,670,982	$308	$288,656	$480,144	$(58,637)	$(2,817)	$707,654
Net income	—	—	—	77,807	—	—	77,807
Common stock issued under Equity Programs	25,745	—	1,237	—	—	—	1,237
Dividends on common stock, $0.42 per share	—	—	—	(13,050)	—	—	(13,050)
Repurchase of common stock	(779,000)	—	—	—	—	(23,632)	(23,632)
Exercise of stock options, net of repurchases	17,607	—	(209)	—	—	—	(209)
Restricted stock units vesting, net of repurchases	153,413	2	(2,598)	—	—	—	(2,596)
Stock-based compensation expense	—	—	4,935	—	—	—	4,935
Other comprehensive income, net of taxes	—	—	—	—	23,427	—	23,427
Balance at September 30, 2025	30,088,747	$310	$292,021	$544,901	$(35,210)	$(26,449)	$775,573
See accompanying notes to consolidated financial statements (unaudited)

Consolidated Statements of Cash Flows (unaudited) (Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,424	$77,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	954	717
Amortization of intangible assets	315	431
Deferred income tax expense	456	5,786
Provision for credit losses	21,545	10,787
Stock-based compensation expense	6,056	4,935
Net (gain) loss from equity method investments	(1,077)	1,860
Net loss on sale of securities available for sale and other assets	1,288	2,946
Net gain on sale of loans and change in fair value on loans held-for-sale, net	(12)	(920)
Net gain on death benefits of bank-owned life insurance	(681)	(562)
Proceeds from sales of loans originated as held for sale	1,685	20,635
Originations of loans held for sale	(458)	(22,065)
Increase in cash surrender value of bank-owned life insurance	(1,950)	(1,910)
Net (gain) loss on repurchase of subordinated debt	(75)	—
Decrease in accrued interest receivable	595	4,108
Decrease in other assets	14,610	549
Decrease in other liabilities	(11,005)	(6,466)
Net cash provided by operating activities	128,670	98,638
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in loans	(248,996)	(127,171)
Proceeds from sales of loans originated as held for investment	470	34,844
Purchase of securities available for sale	(1,013,551)	(761,174)
Purchase of securities held-to-maturity	(187,515)	(65,551)
Proceeds from sales of securities available for sale	185,525	120,188
Maturities, principal payments and redemptions of securities available for sale	300,295	328,630
Maturities, principal payments and redemptions of securities held-to-maturity	115,943	140,144
Increase in resell agreements	(14,576)	(35,215)
Decrease in equity method investments	472	94
Decrease (increase) in FHLBNY stock, net	(240)	10,416
Purchase of premises and equipment, net	(25,331)	(2,234)
Proceeds from redemption of bank-owned life insurance	1,506	983
Proceeds from sale of owned assets	—	46
Net cash used in investing activities	(885,998)	(356,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	765,199	589,364
Net increase (decrease) in other borrowings	164	(238,994)
Repurchase of subordinated debt	(9,925)	—
Common stock issued under Equity Programs	1,299	1,237
Repurchase of common stock	(9,297)	(23,632)
Dividends paid on common stock	(15,458)	(13,013)

Payments related to repurchase of common stock for equity awards	(3,351)	(2,805)
Net cash provided by financing activities	728,631	312,157
Increase (decrease) in cash, cash equivalents, and restricted cash	(28,697)	54,795
Cash, cash equivalents, and restricted cash at beginning of year	291,217	60,749
Cash, cash equivalents, and restricted cash at end of period	$262,520	$115,544
Supplemental disclosures of cash flow information:
Interest paid during the period	$91,723	$94,111
Income taxes paid during the period	23,772	20,860
Supplemental non-cash activities:
Right-of-use assets and leasehold improvements obtained in exchange for lease liabilities	$69,336	$2,873
Receivable for redemption of bank-owned life insurance included in other assets	—	1,226
Loans transferred to held-for-investment	670	2,472
Purchase of securities available for sale, net not settled	11,236	15,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The annualized results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant inter-company transactions and balances are eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the results of operations as of the dates and for the interim periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes appearing in the Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). A more detailed description of our accounting policies is included in the 2025 Annual Report, which remains significantly unchanged.

Notes to Consolidated Financial Statements (unaudited)
2.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following is a summary of the accumulated comprehensive income (loss) balances, net of income taxes:

	Unrealized loss on benefits plans	Unrealized loss on available for sale securities	Unaccreted unrealized loss on securities transferred to held-to-maturity	Unrealized gains (losses) on derivatives	Total Accumulated Other Comprehensive Loss
(In thousands)
Balance as of January 1, 2026	$(1,324)	$(23,927)	$(7,112)	$275	$(32,088)
Current Period Change	129	(46,094)	1,335	(5,333)	(49,963)
Income Tax Effect	(36)	12,316	(358)	1,427	13,349
Balance as of September 30, 2026	$(1,231)	$(57,705)	$(6,135)	$(3,631)	$(68,702)

Balance as of January 1, 2025	$(1,364)	$(49,136)	$(8,608)	$471	$(58,637)
Current Period Change	123	30,513	1,626	(197)	32,065
Income Tax Effect	(33)	(8,219)	(438)	52	(8,638)
Balance as of September 30, 2025	$(1,274)	$(26,842)	$(7,420)	$326	$(35,210)

Notes to Consolidated Financial Statements (unaudited)
Other comprehensive income (loss) components and related income tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands)
Postretirement Benefit Plans
Change in obligation for postretirement benefits and for prior service credit	$34	$34	$103	$102
Reclassification adjustment for prior service expense included in other expense and in compensation and employee benefits	7	7	21	21
Change in obligation for other benefits	2	—	5	—
Change in total obligation for postretirement benefits and for prior service credit and for other benefits	43	41	129	123
Income tax effect	(11)	(11)	(36)	(33)
Net change in total obligation for postretirement benefits and prior service credit and for other benefits	32	30	93	90

Securities
Unrealized holding (losses) gains on available for sale securities	(35,953)	8,904	(47,382)	27,567
Reclassification adjustment for net losses realized in income	427	1,225	1,288	2,946
Accretion of net unrealized loss on securities transferred to held-to-maturity	443	642	1,335	1,626
Change in unrealized (losses) gains on available for sale securities	(35,083)	10,771	(44,759)	32,139
Income tax effect	9,373	(2,917)	11,958	(8,657)
Net change in unrealized (losses) gains on securities	(25,710)	7,854	(32,801)	23,482

Derivatives
Unrealized holding losses on cash flow hedges	(3,520)	(246)	(6,143)	(69)
Reclassification adjustment for losses (gains) realized in income from cash flow and fair value hedges	480	93	810	(128)
Change in unrealized losses on derivatives	(3,040)	(153)	(5,333)	(197)
Income tax effect	812	41	1,427	52
Net change in unrealized losses on derivatives	(2,228)	(112)	(3,906)	(145)

Total	$(27,906)	$7,772	$(36,614)	$23,427

Notes to Consolidated Financial Statements (unaudited)
3.    INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale and held-to-maturity as of September 30, 2026 are as follows:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale:
Traditional securities:
Government sponsored entities ("GSE") certificates & Collateralized mortgage obligations ("CMOs")	$728,287	$253	$(38,918)	$689,622
Non-GSE certificates & CMOs	486,943	76	(18,985)	468,034
Asset-Backed Securities ("ABS")	857,695	492	(12,407)	845,780
Corporate	71,063	—	(2,201)	68,862
U.S. Treasury	10,745	—	(1,371)	9,374
	2,154,733	821	(73,882)	2,081,672
PACE assessments:
Residential PACE assessments	200,888	—	(5,543)	195,345

Total available for sale	$2,355,621	$821	$(79,425)	$2,277,017

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held-to-maturity:
Traditional securities
GSE certificates & CMOs	$179,971	$179	$(22,518)	$157,632
Non-GSE certificates & CMOs	65,695	2	(5,521)	60,176
ABS	119,671	6	(5,942)	113,735
Municipal	63,093	—	(12,403)	50,690
Corporate	3,000	—	(175)	2,825
	431,430	187	(46,559)	385,058
PACE assessments:
Commercial PACE assessments	419,625	—	(43,603)	376,022
Residential PACE assessments	775,130	—	(92,676)	682,454
	1,194,755	—	(136,279)	1,058,476

Total held-to-maturity	$1,626,185	$187	$(182,838)	$1,443,534

Allowance for credit losses	(846)

Total held-to-maturity, net of allowance for credit losses	$1,625,339

As of September 30, 2026, available for sale securities with a fair value of $1.69 billion and held-to-maturity securities with a fair value of $366.8 million were pledged. The majority of the securities were pledged to the FHLBNY to secure outstanding

Notes to Consolidated Financial Statements (unaudited)
advances, letters of credit and to provide additional borrowing potential. In addition, securities were pledged to provide capacity to borrow from the Federal Reserve Bank and to collateralize municipal deposits.

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
There were no transfers to or from securities held-to-maturity during the three or nine months ended September 30, 2026, or the three or nine months ended September 30, 2025.

Notes to Consolidated Financial Statements (unaudited)
The following table summarizes the amortized cost and fair value of debt securities available for sale and held-to-maturity, exclusive of mortgage-backed securities, by their contractual maturity as of September 30, 2026. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty:

	Available for Sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(In thousands)
Due within one year	$17,998	$17,653	$11,635	$11,348
Due after one year through five years	30,023	29,526	8,922	7,856
Due after five years through ten years	191,743	190,069	89,369	82,515
Due after ten years	900,627	882,113	1,270,593	1,124,007
	$1,140,391	$1,119,361	$1,380,519	$1,225,726

Proceeds received and gains and losses realized on sales of available for sale securities are summarized below:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(In thousands)
Proceeds	$50,345	$64,052	$185,525	$120,188

Realized gains	$—	$372	$475	$372
Realized losses	(427)	(1,598)	(1,763)	(3,292)
Net realized losses	$(427)	$(1,226)	$(1,288)	$(2,920)

Tax benefit	$111	$331	$334	$792
There were no sales of held-to-maturity securities during the three or nine months ended September 30, 2026 or the three or nine months ended September 30, 2025.
The Company controls and monitors inherent credit risk in its securities portfolio through due diligence, diversification, concentration limits, periodic securities reviews, and by investing in low risk securities. This includes high quality Non-Agency Securities, low loan-to-value ("LTV") PACE assessments and a significant portion of the securities portfolio in GSE obligations. GSEs include the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“FNMA”), the Government National Mortgage Association (“GNMA”) and the Small Business Administration (“SBA”). GNMA is a wholly owned U.S. Government corporation whereas FHLMC and FNMA are private. Mortgage-related securities may include mortgage pass-through certificates, participation certificates and CMOs. At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one obligor, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders' equity.

Notes to Consolidated Financial Statements (unaudited)
The following summarizes the fair value and unrealized losses for available for sale securities as of September 30, 2026 and December 31, 2025, respectively, segregated between securities that have been in an unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer at the respective dates:

	September 30, 2026
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$529,338	$17,713	$111,374	$21,205	$640,712	$38,918
Non-GSE certificates & CMOs	287,970	7,095	105,695	11,890	393,665	18,985
ABS	378,160	1,896	81,224	10,511	459,384	12,407
Corporate	21,113	952	42,749	1,249	63,862	2,201
U.S. Treasury	9,374	1,371	—	—	9,374	1,371
PACE assessments:
Residential PACE assessments	195,345	5,543	—	—	195,345	5,543
Total available for sale	$1,421,300	$34,570	$341,042	$44,855	$1,762,342	$79,425

	December 31, 2025
	Less Than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for sale:
Traditional securities:
GSE certificates & CMOs	$57,671	$342	$138,879	$18,292	$196,550	$18,634
Non-GSE certificates & CMOs	5,893	20	118,250	10,058	124,143	10,078
ABS	284,508	1,095	105,027	9,377	389,535	10,472
Corporate	—	—	75,386	4,613	75,386	4,613
Other	7,848	152	—	—	7,848	152
Total available for sale	$355,920	$1,609	$437,542	$42,340	$793,462	$43,949
Available for sale securities

As of September 30, 2026, none of the Company’s available-for-sale debt securities were in an unrealized loss position due to credit quality and therefore no allowance for credit losses on available-for-sale debt securities was required. The temporary impairment of fixed income securities is primarily attributable to changes in overall market interest rates and/or changes in credit/liquidity spreads since the investments were acquired. In general, as market interest rates rise and/or credit/liquidity spreads widen, the fair value of fixed rate securities will decrease, as market interest rates fall and/or credit spreads tighten, the fair value of fixed rate securities will increase.

With respect to the Company’s security investments that are temporarily impaired as of September 30, 2026, management does not intend to sell these investments and does not believe it will be necessary to do so before anticipated recovery. If either criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. The Company expects to collect all amounts due according to the contractual terms of these investments. Therefore, the Company does not hold an allowance for credit losses for available for sale securities at September 30, 2026.

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

With the exception of PACE assessments, which are generally not rated, our traditional securities were rated investment grade by at least one nationally recognized statistical rating organization with only $7.0 million of corporate securities measured at amortized cost rated below investment grade. As of September 30, 2026, all traditional securities were current as to their interest payments.

The Company has had insignificant losses on PACE assessment investments and is not aware of any significant losses in the PACE bonds sector given the low loan-to-value position and the superior lien position on the property. As of September 30, 2026, there were no delinquent RPACE assessments; however, $84.5 million of CPACE assessments were more than 90 days delinquent and continued to accrue interest in accordance with their contractual terms given management’s assessment of collectability given the bonded nature of the assessment and available enforcement actions. There were no delinquent PACE assessments as of December 31, 2025. Management considers that the temporary impairment of these investments are primarily due to an increase in interest rates and spreads since the time these investments were acquired.

Accrued interest receivable on securities totaling $40.1 million and $41.6 million at September 30, 2026 and December 31, 2025, respectively, was included in the consolidated balance sheet and excluded from the amortized cost and estimated fair value totals in the tables above.

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended September 30, 2026:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Balance at July 1, 2026	$38	$366	$383	$787
Provision for (recovery of) credit losses	(1)	55	5	59
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance at September 30, 2026	$37	$421	$388	$846

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the three months ended September 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Balance at July 1, 2025	$47	$278	$379	$704
Provision for (recovery of) credit losses	(2)	24	(12)	10
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance at September 30, 2025	$45	$302	$367	$714

Notes to Consolidated Financial Statements (unaudited)
The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2026:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Balance at January 1, 2026	$41	$328	$375	$744
Provision for (recovery of) credit losses	(4)	93	13	102
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance at September 30, 2026	$37	$421	$388	$846

The following table presents the activity in the allowance for credit losses for securities held-to-maturity for the nine months ended September 30, 2025:

(In thousands)	Non-GSE commercial certificates	Commercial PACE	Residential PACE	Total
Balance at January 1, 2025	$49	$268	$387	$704
Provision for (recovery of) credit losses	(4)	34	(20)	10
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Balance at September 30, 2025	$45	$302	$367	$714

Notes to Consolidated Financial Statements (unaudited)
4.    LOANS RECEIVABLE, NET
Loans receivable are summarized as follows:

	September 30, 2026	December 31, 2025
(In thousands)
Commercial and industrial	$1,363,376	$1,334,794
Multifamily	1,901,418	1,643,779
Commercial real estate	430,630	363,266
Construction and land development	19,486	24,803
Total commercial portfolio	3,714,910	3,366,642
Residential real estate lending	1,168,855	1,237,791
Consumer solar	293,799	325,154
Consumer and other	23,560	27,686
Total retail portfolio	1,486,214	1,590,631
Total loans receivable	5,201,124	4,957,273
Allowance for credit losses	(70,200)	(57,586)
Total loans receivable, net	$5,130,924	$4,899,687

Included in commercial and industrial loans are government guaranteed loans with a balance of $196.4 million at September 30, 2026 and $204.9 million at December 31, 2025. Due to these loans being fully guaranteed by the United States government, no allowance for credit losses is recorded in relation to these loans at September 30, 2026 and December 31, 2025.

The following table presents information regarding the past due status of the Company’s loans as of September 30, 2026:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$3,017	$—	$—	$—	$3,017	$1,360,359	$1,363,376
Multifamily	6,195	—	90,052	—	96,247	1,805,171	1,901,418
Commercial real estate	—	—	—	—	—	430,630	430,630
Construction and land development	—	—	8,794	—	8,794	10,692	19,486
Total commercial portfolio	9,212	—	98,846	—	108,058	3,606,852	3,714,910
Residential real estate lending	8	1,857	3,180	—	5,045	1,163,810	1,168,855
Consumer solar	2,851	1,902	2,432	—	7,185	286,614	293,799
Consumer and other	458	150	124	—	732	22,828	23,560
Total retail portfolio	3,317	3,909	5,736	—	12,962	1,473,252	1,486,214
	$12,529	$3,909	$104,582	$—	$121,020	$5,080,104	$5,201,124

Notes to Consolidated Financial Statements (unaudited)
The following table presents information regarding the past due status of the Company’s loans as of December 31, 2025:

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual	90 Days or More Delinquent and Still Accruing Interest	Total Past Due and Non-Accrual	Current	Total Loans Receivable
(In thousands)
Commercial and industrial	$11	$200	$713	$—	$924	$1,333,870	$1,334,794
Multifamily	5,662	—	10,316	—	15,978	1,627,801	1,643,779
Commercial real estate	12,321	—	—	—	12,321	350,945	363,266
Construction and land development	5,194	—	11,079	—	16,273	8,530	24,803
Total commercial portfolio	23,188	200	22,108	—	45,496	3,321,146	3,366,642
Residential real estate lending	5,439	3,069	2,419	—	10,927	1,226,864	1,237,791
Consumer solar	2,819	2,280	3,129	—	8,228	316,926	325,154
Consumer and other	914	294	59	—	1,267	26,419	27,686
Total retail portfolio	9,172	5,643	5,607	—	20,422	1,570,209	1,590,631
	$32,360	$5,843	$27,715	$—	$65,918	$4,891,355	$4,957,273

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
(Dollars in thousands)	Term Extension	Payment Delay	% of Portfolio	Term Extension	Payment Delay	% of Portfolio
Commercial and industrial	$91	$—	—%	$91	$—	—%
Multifamily	—	6,195	0.3%	—	11,459	0.6%
Construction and land development	13,988	—	71.8%	13,988	—	71.8%
	$14,079	$6,195		$14,079	$11,459

The following table presents information regarding loan modifications granted to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(Dollars in thousands)	Term Extension	Payment Delay	% of Portfolio	Term Extension	Payment Delay	% of Portfolio
Commercial and industrial	$—	$—	—%	$3,026	$9,076	0.9%
Construction and Land Development	—	—	—%	8,803	—	39.0%
	$—	$—		$11,829	$9,076

Notes to Consolidated Financial Statements (unaudited)
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay
Commercial and industrial	1.3	—	1.3	—
Multifamily	—	0.3	—	0.6
Construction and Land Development	0.2	—	0.2	—
The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay	Weighted Average Years of Term Extension	Weighted Average Years of Payment Delay
Commercial and industrial	—	—	0.2	0.2
Construction and Land Development	—	—	0.6	—
For the twelve months ended September 30, 2026, seven loan modifications were made to borrowers experiencing financial difficulty. One $6.2 million multifamily loan that was modified during this period had a payment default when the borrower did not repay the outstanding balance as contractually required at maturity.

For the twelve months ended September 30, 2025, six loan modifications were made to borrowers experiencing financial difficulty. One $3.1 million CRE loan that was modified during this period had a payment default when the borrower did not repay the outstanding balance as contractually required at maturity.

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

Notes to Consolidated Financial Statements (unaudited)
The following table discloses risk rating of the loans. Information below evaluates the Company’s risk category of loans by class as of September 30, 2026:

	Term Loans by Origination Year
(In thousands)	2026	2025	2024	2023	2022 & Prior	Revolving loans	Revolving Loans Converted to Term	Total
Commercial and industrial:
Pass	$302,635	$281,017	$183,055	$50,899	$420,579	$83,982	$1,282	$1,323,449
Special Mention	—	—	—	—	4,199	—	—	4,199
Substandard	—	46	—	—	35,591	91	—	35,728
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	$302,635	$281,063	$183,055	$50,899	$460,369	$84,073	$1,282	$1,363,376
Current period gross charge-offs	$—	$491	$—	$—	$542	$441	$—	$1,474
Multifamily:
Pass	$341,435	$399,697	$229,312	$170,073	$661,049	$—	$—	$1,801,566
Special Mention	—	—	—	—	529	—	—	529
Substandard	—	—	—	22,229	77,094	—	—	99,323
Doubtful	—	—	—	—	—	—	—	—
Total multifamily	$341,435	$399,697	$229,312	$192,302	$738,672	$—	$—	$1,901,418
Current period gross charge-offs	$—	$—	$—	$—	$77	$—	$—	$77
Commercial real estate:
Pass	$85,821	$36,201	$99,637	$18,883	$190,088	$—	$—	$430,630
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	$85,821	$36,201	$99,637	$18,883	$190,088	$—	$—	$430,630
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development:
Pass	$1,652	$—	$—	$—	$—	$3,845	$—	$5,497
Special Mention	—	—	—	—	—	5,195	—	5,195
Substandard	—	—	—	—	—	8,794	—	8,794
Doubtful	—	—	—	—	—	—	—	—
Total construction and land development	$1,652	$—	$—	$—	$—	$17,834	$—	$19,486
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate lending:
Pass	$15,374	$59,742	$60,798	$106,227	$910,609	$12,925	$—	$1,165,675
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	3,180	—	—	3,180
Doubtful	—	—	—	—	—	—	—	—
Total residential real estate lending	$15,374	$59,742	$60,798	$106,227	$913,789	$12,925	$—	$1,168,855
Current period gross charge-offs	$—	$—	$—	$—	$2	$1	$—	$3
Consumer solar:
Pass	$182	$417	$86	$19,972	$270,710	$—	$—	$291,367
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	92	2,340	—	—	2,432
Doubtful	—	—	—	—	—	—	—	—
Total consumer solar	$182	$417	$86	$20,064	$273,050	$—	$—	$293,799
Current period gross charge-offs	$—	$—	$—	$100	$8,564	$—	$—	$8,664

Notes to Consolidated Financial Statements (unaudited)

Consumer and other:
Pass	$—	$—	$—	$902	$22,052	$482	$—	$23,436
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	120	4	—	124
Doubtful	—	—	—	—	—	—	—	—
Total consumer and other	$—	$—	$—	$902	$22,172	$486	$—	$23,560
Current period gross charge-offs	$—	$—	$—	$—	$64	$57	$—	$121
Total Loans:
Pass	$747,099	$777,074	$572,888	$366,956	$2,475,087	$101,234	$1,282	$5,041,620
Special Mention	—	—	—	—	4,728	5,195	—	9,923
Substandard	—	46	—	22,321	118,325	8,889	—	149,581
Doubtful	—	—	—	—	—	—	—	—
Total loans	$747,099	$777,120	$572,888	$389,277	$2,598,140	$115,318	$1,282	$5,201,124
Current period gross charge-offs	$—	$491	$—	$100	$9,249	$499	$—	$10,339
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
The activities in the allowance by portfolio for the three months ended September 30, 2026 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Balance at July 1, 2026	$11,737	$17,824	$1,923	$12	$6,809	$29,826	$808	$68,939
Provision for (recovery of) credit losses	463	766	(203)	49	(392)	3,153	(22)	3,814
Charge-offs	(400)	—	—	—	(1)	(2,472)	(34)	(2,907)
Recoveries	17	—	—	—	99	235	3	354
Balance at September 30, 2026	$11,817	$18,590	$1,720	$61	$6,515	$30,742	$755	$70,200

The activities in the allowance by portfolio for the three months ended September 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Balance at July 1, 2025	$17,019	$2,757	$2,087	$1,286	$8,976	$25,074	$1,799	$58,998
Provision for (recovery of) credit losses	4,088	1,660	257	229	(1,773)	3,447	(793)	7,115
Charge-offs	(7,956)	—	—	—	—	(2,741)	(37)	(10,734)
Recoveries	29	—	—	—	189	873	9	1,100
Balance at September 30, 2025	$13,180	$4,417	$2,344	$1,515	$7,392	$26,653	$978	$56,479

The activities in the allowance by portfolio for the nine months ended September 30, 2026 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Balance at January 1, 2026	$13,276	$4,792	$1,779	$1,506	$7,157	$28,149	$927	$57,586
Provision for (recovery of) credit losses	(50)	13,875	(59)	(1,445)	(911)	10,259	(76)	21,593
Charge-offs	(1,474)	(77)	—	—	(3)	(8,664)	(121)	(10,339)
Recoveries	65	—	—	—	272	998	25	1,360
Balance at September 30, 2026	$11,817	$18,590	$1,720	$61	$6,515	$30,742	$755	$70,200
The activities in the allowance by portfolio for the nine months ended September 30, 2025 are as follows:

(In thousands)	Commercial and Industrial	Multifamily	Commercial Real Estate	Construction and Land Development	Residential Real Estate Lending	Consumer Solar	Consumer and Other	Total
Balance at January 1, 2025	$13,505	$2,794	$1,600	$1,253	$9,493	$29,095	$2,346	$60,086
Provision for (recovery of) credit losses	9,349	1,623	744	262	(2,335)	3,685	(1,273)	12,055
Charge-offs	(9,927)	—	—	—	(304)	(7,358)	(160)	(17,749)
Recoveries	253	—	—	—	538	1,231	65	2,087
Balance at September 30, 2025	$13,180	$4,417	$2,344	$1,515	$7,392	$26,653	$978	$56,479

Notes to Consolidated Financial Statements (unaudited)
The amortized cost basis of loans on nonaccrual status and the specific allowance as of September 30, 2026 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Multifamily	$42,264	$47,788	$14,805
Construction and land development	8,794	—	—
Total commercial portfolio	$51,058	$47,788	$14,805
Residential real estate lending	3,180	—	—
Consumer solar	2,432	—	—
Consumer and other	124	—	—
Total retail portfolio	5,736	—	—
	$56,794	$47,788	$14,805

The amortized cost basis of loans on nonaccrual status and the specific allowance as of December 31, 2025 are as follows:

	Nonaccrual with No Allowance	Nonaccrual with Allowance	Reserve
(In thousands)
Commercial and industrial	$—	$713	$713
Multifamily	—	10,316	1,871
Construction and land development	8,794	2,285	1,477
Total commercial portfolio	$8,794	$13,314	$4,061
Residential real estate lending	2,419	—	—
Consumer solar	3,129	—	—
Consumer and other	59	—	—
Total retail portfolio	5,607	—	—
	$14,401	$13,314	$4,061
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of September 30, 2026:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$58,812	$1,342
Construction and land development	13,988	—
	$72,800	$1,342

Notes to Consolidated Financial Statements (unaudited)
The below table summarizes collateral dependent loans which were individually evaluated to determine expected credit losses as of December 31, 2025:

	Real Estate Collateral Dependent	Associated Allowance for Credit Losses
(In thousands)
Multifamily	$10,316	$1,871
Construction and land development	16,273	1,477
	$26,589	$3,348

As of September 30, 2026 and December 31, 2025, mortgage loans with an unpaid principal balance of $2.10 billion and $2.33 billion, respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit, and to provide additional borrowing potential.

The Company had $1.3 million and $1.5 million of loans to related parties and affiliates as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, Loans Held for Sale ("LHFS") on the Consolidated Statements of Financial Condition was $0.5 million and $2.8 million, respectively. Included in LHFS were certain nonperforming loans of $0.5 million and $0.9 million as of September 30, 2026 and December 31, 2025, respectively.

Notes to Consolidated Financial Statements (unaudited)
5.    DEPOSITS
Deposits are summarized as follows:

	September 30, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
(In thousands)
Non-interest-bearing demand deposit accounts	$3,702,068	0.00%	$3,234,418	0.00%
NOW accounts	177,342	0.41%	184,635	0.40%
Money market deposit accounts	4,265,422	2.56%	4,000,096	2.47%
Savings accounts	327,366	1.04%	326,895	1.01%
Time deposits	242,242	2.88%	203,197	3.14%
Total deposits	$8,714,440	1.38%	$7,949,241	1.37%

The scheduled maturities of time deposits as of September 30, 2026 are as follows:

(In thousands)	Balance
2026	$87,684
2027	146,807
2028	4,569
2029	2,510
2030	349
Thereafter	323
Total	$242,242
Time deposits greater than $250,000 totaled $54.6 million as of September 30, 2026 and $51.7 million as of December 31, 2025.
From time to time the Company will issue time deposits through the Certificate of Deposit Account Registry Service (“CDARS”) for the purpose of providing Federal Deposit Insurance Corporation ("FDIC") insurance to bank customers with balances in excess of FDIC insurance limits. CDARS deposits totaled approximately $93.4 million and $61.2 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Time deposits above.
Our total deposits included deposits from Workers United and its related entities, a related party, in the amounts of $137.6 million as of September 30, 2026 and $98.0 million as of December 31, 2025.
Included in total deposits are state and municipal deposits totaling $123.6 million and $104.2 million as of September 30, 2026 and December 31, 2025, respectively. Such deposits are secured by letters of credit issued by the FHLBNY or by securities pledged with the FHLBNY.

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
As of September 30, 2026 and December 31, 2025, the subordinated debt was $53.9 million and $63.8 million, respectively. Interest expense on subordinated debt for the three months ended September 30, 2026 and September 30, 2025 was $0.6 million and $0.5 million, respectively. Interest expense on subordinated debt for the nine months ended September 30, 2026 and September 30, 2025 was $1.7 million and $1.6 million, respectively.
During the three and nine months ended September 30, 2026 the Company repurchased subordinated notes with a par value of $10.0 million for cash paid of $9.9 million. Gain on repurchases of subordinated debt for the three and nine months ended September 30, 2026 was $75.0 thousand which was recorded in other income on the Consolidated Statements of Income. During the three and nine months ended September 30, 2025 the Company did not repurchase any subordinated notes.
On October 27, 2026, the Company received approval from the Federal Reserve Board to redeem the outstanding balance of its subordinated notes in the amount of $54.3 million. The redemption is expected to be completed in the fourth quarter of 2026.

FHLBNY Advances and Other Borrowings

FHLBNY advances are collateralized by the FHLBNY stock owned by the Bank plus a pledge of other eligible assets comprised of securities and mortgage loans. Assets are pledged as collateral for borrowing capacity. As of September 30, 2026, the other eligible assets had an estimated market value net of haircut totaling $1.94 billion (comprised of securities of $460.4 million and mortgage loans of $1.48 billion). As of December 31, 2025, the other eligible assets had an estimated market value net of haircut totaling $1.98 billion (comprised of securities of $318.4 million and mortgage loans of $1.66 billion). The fair value of assets pledged to the FHLBNY is required to be not less than 110% of the outstanding advances. As of September 30, 2026 and December 31, 2025, we had $5.9 million and $5.8 million, respectively, of FHLBNY advances through the 0% Development Advance Program that provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans or investments that meet one of the eligibility criteria. The Company pledged PACE assessments which qualified under the Climate Development Advance and therefore will receive interest rate credits and will not incur any interest expense related to the current outstanding advances. FHLBNY advances mature on June 24, 2027. For the three months ended September 30, 2026, and September 30, 2025, interest expense on FHLBNY advances was immaterial. For the nine months ended September 30, 2026, and September 30, 2025, interest expense on FHLBNY advances was immaterial and $0.7 million, respectively.
In addition to FHLBNY advances, the Company uses other borrowings for short-term borrowing needs. Federal funds lines of credit are extended to the Company by non-affiliated banks with which a correspondent banking relationship exists. At September 30, 2026, and December 31, 2025 there was no outstanding balance related to federal funds purchased.

Notes to Consolidated Financial Statements (unaudited)
7.    EARNINGS PER SHARE

Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities according to participation rights in undistributed earnings. Our unvested restricted stock units are not considered participating securities as they do not receive dividend distributions until satisfaction of the related vesting requirements. For the three months ended September 30, 2026 and September 30, 2025, we had 298 and 12,691 weighted average anti-dilutive shares, respectively. For the nine months ended September 30, 2026 and September 30, 2025, we had 1,257 and 20,385 weighted average anti-dilutive shares, respectively. Anti-dilutive shares were not included in computing diluted earnings per share.

The following table sets forth the factors used in the earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands, except per share amounts)
Income attributable to common stock	$36,434	$26,790	$96,424	$77,807
Weighted average common shares outstanding, basic	29,879	30,176	29,858	30,470
Basic earnings per common share	$1.22	$0.89	$3.23	$2.55

Income attributable to common stock	$36,434	$26,790	$96,424	$77,807
Weighted average common shares outstanding, basic	29,879	30,176	29,858	30,470
Incremental shares from assumed conversion of options and RSUs	362	235	368	284
Weighted average common shares outstanding, diluted	30,241	30,411	30,226	30,754
Diluted earnings per common share	$1.20	$0.88	$3.19	$2.53

Notes to Consolidated Financial Statements (unaudited)
8.    EMPLOYEE BENEFIT PLANS
Time-Based Restricted Stock Units:
The Amalgamated Financial Corp. 2023 Equity Incentive Plan (the “Equity Plan”) provides for the grant of stock-based incentive awards to employees and directors of the Company. The number of shares of common stock of the Company available for stock-based awards in the Equity Plan is 1,300,000 of which 362,201 shares were available for issuance as of September 30, 2026.
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
A summary of the status of the Company’s time-based vesting RSUs for the nine months ended September 30, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	314,431	$28.74
Awarded	96,082	38.70
Forfeited/Expired	(5,771)	28.75
Vested	(157,529)	27.65
Unvested and Expected to Vest, September 30, 2026	247,213	$33.30
As of September 30, 2026, there was $6.0 million of total unrecognized compensation cost related to the non-vested RSUs. The weighted average period to recognize unrecognized compensation is 1.0 years. The Company repurchased 10,708 shares and 7,190 shares for RSUs vested during the three months ended September 30, 2026 and 2025, respectively. The Company repurchased 53,650 shares and 49,169 shares for RSUs vested during the nine months ended September 30, 2026 and 2025, respectively.
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
A summary of the status of the Company’s performance-based vesting PSUs for the nine months ended September 30, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	250,828	$26.20
Performance Addition	27,844	11.74
Awarded	64,184	42.57
Forfeited/Expired	(5,116)	28.53
Vested	(83,523)	19.57
Unvested and Expected to Vest, September 30, 2026	254,217	$30.88
As of September 30, 2026, the Company reserved an additional 127,109 shares for issuance upon vesting of PSUs assuming the Company achieves the maximum share payout.

As of September 30, 2026, there was $3.5 million of total unrecognized compensation cost related to the non-vested PSUs. The

Notes to Consolidated Financial Statements (unaudited)
weighted average period to recognize unrecognized compensation is 1.1 years. There were no share repurchases in the three months ended September 30, 2026 or 2025. The Company repurchased 30,831 shares and 27,942 shares for PSUs vested during the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company awarded 27,844 additional shares related to the performance achievement of corporate goals above target at a weighted average fair value of $11.74 per share. Included in these awards was 13,963 shares with a grant date fair market value of $23.42, and 13,881 shares that were based on market-conditions in which the achievement of the goal did not result in additional expense to the Company. There was no compensation expense attributable to the vesting of the performance shares in the three months ended September 30, 2026. Compensation expense attributable to the vesting of the performance shares during the nine months ended September 30, 2026 was $0.3 million.

During the nine months ended September 30, 2026, the Company granted 64,184 PSUs at target achievement of the Company's corporate goals at a weighted average fair value of $42.57 per share which vest subject to the achievement of the Company’s corporate goals. The corporate goals are based on the achievement of a target increase in Tangible Book Value, adjusted for certain factors, and the Company's relative total shareholder return compared to a group of peer banks.
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
A summary of the status of the Company’s DSUs for the nine months ended September 30, 2026 is as follows:

	Shares	Grant Date Fair Value
Unvested, January 1, 2026	16,304	$29.87
Deferred bonus	11,357	38.52
Employer match	11,357	38.52
Forfeited/Expired	—	—
Vested	(32,705)	35.42
Unvested and Expected to Vest, September 30, 2026	6,313	$32.23
Vested and Unissued shares, September 30, 2026	49,009	$33.57
As of September 30, 2026, there was $42.0 thousand of total unrecognized compensation cost related to the non-vested DSUs. The weighted average period to recognize unrecognized compensation is 0.6 years.
Compensation expense attributable to the employee RSUs, PRSUs, and DSUs is recorded in compensation and employee benefits expense in the Consolidated Statements of Income. Compensation expense attributable to director RSUs is recorded in other expenses in the Consolidated Statements of Income. The amounts for the three and nine months ended September 30, 2026 and September 30, 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
RSUs and PRSUs	$1,636	$1,478	$4,887	$4,227
DSUs	41	90	588	204
Director RSUs	202	210	581	504
Total	$1,879	$1,778	$6,056	$4,935

Notes to Consolidated Financial Statements (unaudited)
Employee Stock Purchase Plan

On April 28, 2021, the Company's stockholders approved the Amalgamated Financial Corp. Employee Stock Purchase Plan (the "ESPP") which was implemented on March 2, 2022. The aggregate number of shares of common stock that may be purchased and issued under the ESPP will not exceed 500,000 of previously authorized shares. Under the terms of the ESPP, employees may authorize the withholding of up to 15% of their eligible compensation to purchase the Company's shares of common stock, not to exceed $25,000 of the fair market value of such common stock for any calendar year. The purchase price per share acquired under the ESPP will never be less than 85% of the fair market value of the Company's common stock on the last day of the offering period. The Company's Board of Directors in its discretion may terminate the ESPP at any time with respect to any shares for which options have not been granted.

The Compensation Committee of the Board of Directors (the "Committee") has the right to amend the ESPP without the approval of our stockholders; provided, that no such change may impair the rights of a participant with respect to any outstanding offering period without the consent of such participant, other than a change determined by the Committee to be necessary to comply with applicable law. A participant may not dispose of shares acquired under the ESPP until six months following the grant date of such shares, or any earlier date as of which the Committee has determined that the participant would qualify for a hardship distribution from the Company’s 401(k) Plan. Accordingly, the fair value award associated with their discounted purchase price is expensed at the time of purchase. As of September 30, 2026, there were 356,813 shares available for purchase under ESPP. The expense related to the discount on purchased shares is recorded within compensation and employee benefits expense on the Consolidated Statements of Income. The expense for the three months ended September 30, 2026 and September 30, 2025 was $24.2 thousand and $22.6 thousand, respectively. The expense for the nine months ended September 30, 2026 and September 30, 2025 was $93.9 thousand and $91.7 thousand, respectively.

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

Notes to Consolidated Financial Statements (unaudited)
The following summarizes those financial instruments measured at fair value on a recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$689,622	$—	$689,622
Non-GSE certificates & CMOs	—	468,034	—	468,034
ABS	—	845,780	—	845,780
Corporate	—	68,862	—	68,862
U.S. Treasury	9,374	—	—	9,374
PACE assessments:
Residential PACE assessments	—	—	195,345	195,345

Other assets - Cash flow hedges	—	332	—	332

Total assets carried at fair value	$9,374	$2,072,630	$195,345	$2,277,349

Financial liabilities:
Other liabilities - Cash flow hedges	$—	$3,573	$—	$3,573

Total liabilities carried at fair value	$—	$3,573	$—	$3,573

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Available for sale securities:
Traditional securities:
GSE certificates & CMOs	$—	$567,070	$—	$567,070
Non-GSE certificates & CMOs	—	273,232	—	273,232
ABS	—	629,168	—	629,168
Corporate	—	95,504	—	95,504
Other	8,048	7,027	—	15,075
PACE assessments:
Residential PACE assessments	—	—	203,502	203,502

Other assets - Cash flow hedges	—	1,754	—	1,754

Total assets carried at fair value	$8,048	$1,573,755	$203,502	$1,785,305

Notes to Consolidated Financial Statements (unaudited)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and September 30, 2025:

	AFS Residential PACE Assessments
	September 30, 2026	September 30, 2025
(In thousands)
Balance of recurring Level 3 assets at January 1	$203,502	$152,011
Amortization included in interest income	(862)	(461)
Change in unrealized holding gains (losses) included in other comprehensive income	(9,042)	1,579
Purchases	19,927	69,180
Sales	—	—
Principal paydowns	(18,180)	(13,882)

Balance of recurring Level 3 assets at September 30	$195,345	$208,427

The fair value of the Company's available for sale residential PACE assessments are determined internally by calculating discounted cash flows using expected conditional prepayment rates, market spreads, and the Treasury yield curve. Qualitative assessments from recent commentary from dealers or investors or issuers, information revealed from secondary market trades of clean energy senior asset-backed securities, and volatility in the marketplace are reviewed and incorporated into the calculations.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
AFS residential PACE assessments	$195,345	Discounted cash flow	Conditional prepayment rate	7.0%-22.0% (17.0%)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(In thousands)
AFS residential PACE assessments	$203,502	Discounted cash flow	Conditional prepayment rate	7.0%-26.0% (20.2%)

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

Notes to Consolidated Financial Statements (unaudited)
The following tables summarize assets measured at fair value on a non-recurring basis in the Consolidated Statements of Financial Condition as of the dates indicated, categorized by the relevant class of investment and level of the fair value hierarchy:

	September 30, 2026
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Valuation Technique
Individually analyzed loans	$38,095	$—	$—	$38,095	$38,095	Appraisals of collateral and market data (1)

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value	Valuation Technique
Individually analyzed loans	$9,253	$—	$—	$9,253	$9,253	Appraisals of Collateral (1)
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
The following table summarizes the financial statement basis and estimated fair values for significant categories of financial instruments:

	September 30, 2026
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$262,520	$262,520	$—	$—	$262,520
Held-to-maturity securities	1,625,339	—	385,058	1,058,476	1,443,534
Loans held for sale	459	—	—	459	459
Loans receivable, net	5,130,924	—	—	4,823,632	4,823,632
Resell agreements	63,238	—	—	63,238	63,238
Accrued interest receivable	64,533	196	13,723	50,614	64,533

Financial liabilities:
Deposits payable on demand	$8,472,198	$—	$8,472,198	$—	$8,472,198
Time deposits	242,242	—	241,167	—	241,167
FHLBNY advances	5,924	—	5,730	—	5,730
Subordinated debt, net	53,921	—	53,651	—	53,651
Accrued interest payable	2,768	—	2,768	—	2,768

Notes to Consolidated Financial Statements (unaudited)

	December 31, 2025
(In thousands)	Carrying Value	Level 1	Level 2	Level 3	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$291,217	$291,217	$—	$—	$291,217
Held-to-maturity securities	1,554,015	—	449,414	990,558	1,439,972
Loans held for sale	2,814	—	—	2,814	2,814
Loans receivable, net	4,899,687	—	—	4,742,463	4,742,463
Resell agreements	48,662	—	—	48,662	48,662
Accrued interest receivable	65,128	124	11,912	53,092	65,128

Financial liabilities:
Deposits payable on demand	$7,746,044	$—	$7,746,044	$—	$7,746,044
Time deposits	203,197	—	203,170	—	203,170
FHLBNY advances	5,760	—	5,666	—	5,666
Subordinated debt, net	63,787	—	61,013	—	61,013
Accrued interest payable	2,407	—	2,407	—	2,407

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
Cash Flow Hedges

Cash flow hedges consist of interest rate swaps and interest rate floors. Interest rate swaps involve the receipt of fixed amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate floors provide protection against declines in benchmark interest rates below a specified strike rate and are used to mitigate the impact of falling interest rates on cash flows generated by variable-rate assets. The Company uses these types of derivatives to hedge the variable cash flows associated with existing or forecasted variable-rate securities. As of September 30, 2026 and December 31, 2025, the Company had swaps and interest rate option contracts with floors with a notional value of $815.0 million and $465.0 million, respectively, hedging floating-rate available for sale securities.

As of September 30, 2026, the Company had posted $3.7 million of cash collateral on certain cash flow hedges due to rising interest rates.

Fair Value Hedges

Fair value hedges involve the payment of fixed amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company uses these types of derivatives to hedge the market value changes of fixed-rate securities. The Company had an interest rate swap with a notional value of $22.5 million which was terminated in the second quarter of 2026. As of September 30, 2026 and December 31, 2025, the Company had no fair value hedges.

Notes to Consolidated Financial Statements (unaudited)
Effect of Derivatives on the Consolidated Statements of Financial Condition

The Company presents all derivative positions gross on the Consolidated Statements of Financial Condition.

The tables below present the outstanding notional balances and the fair value of the Company’s derivative positions as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value (Other Assets)	Notional Amount	Fair Value (Other Assets)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$590,000	$332	$465,000	$1,754

	September 30, 2026		December 31, 2025
(In thousands)	Notional Amount	Fair Value (Other Liabilities)	Notional Amount	Fair Value (Other Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges - interest rate products	$225,000	$3,573	$—	$—

Effect of Derivatives on the Consolidated Statements of Operations

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025. There were no fair value hedges during the three and nine months ended September 30, 2025.

	Three months ended		Nine months ended
	September 30, 2026		September 30, 2026
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on derivatives designated as hedging relationships:
Gain (loss) on cash flow hedging relationships:
Amount reclassified from accumulated OCI into interest income	$(480)	$—	$(789)	$—

Gain (loss) on fair value hedging relationships:
Amount reclassified from accumulated OCI into income	—	—	(21)	—

	Three months ended		Nine months ended
	September 30, 2025		September 30, 2025
(In thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Gain or (loss) on derivatives designated as hedging relationships:
Gain or (loss) on cash flow hedging relationships:
Amount reclassified from accumulated OCI into interest income	$(93)	$—	$128	$—

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

Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedges will be reclassified to interest income as interest payments are received or paid on the Company’s hedged securities. During the next twelve months, the Company estimates that an additional $2.8 million will be reclassified as a reduction to interest income.

The Company did not terminate any derivatives during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company terminated its fair value hedge with a notional value of $22.5 million as a result of the sale of the security that was hedged. The termination of the fair value hedge resulted in a gain of $0.2 million which is recognized in the net loss on sales of securities. The Company did not terminate any derivatives during the three and nine months ended September 30, 2025.

The table below presents the effect of the Company's derivative financial instruments on accumulated other comprehensive income (loss) for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Gain (loss) recognized in other comprehensive income (loss) on cash flow hedges	$(3,520)	$(246)	$(6,143)	$(69)
Gain (loss) reclassified from accumulated other comprehensive income into interest income from cash flow and fair value hedges	(480)	(93)	(810)	128

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
The following financial instruments, which represent credit risk, were outstanding as of the related periods:

	September 30, 2026	December 31, 2025
(In thousands)
Commitments to extend credit	$468,894	$454,287
Standby letters of credit	19,191	29,585
Total	$488,085	$483,872
Included in the above table are extensions of credit to related parties and affiliates. As of September 30, 2026 and December 31, 2025, the Company had $70.0 million of lines of credit and $0.3 million of standby letters of credit to related parties and affiliates. In addition, as of September 30, 2026, and December 31, 2025, standby letters of credit includes a $1.7 million letter of credit issued in connection with the Company's headquarter lease.

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
The Company maintains a reserve for the credit risk inherent in off balance sheet credit commitments. This allowance, which is included in other liabilities, amounted to approximately $2.6 million as of September 30, 2026, compared to an allowance of $2.8 million as of December 31, 2025.
The following table shows credit losses related to off balance sheet credit commitments:

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands)	2026	2025	2026	2025
Recovery of credit losses related to off balance sheet credit commitments	$(245)	$(1,824)	$(150)	$(1,278)

Notes to Consolidated Financial Statements (unaudited)

Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of September 30, 2026, the estimated remaining commitments to Pace Funding Group LLC and Allectrify PBC under these agreements were $44.7 million and $75.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is recorded in other liabilities.
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

Notes to Consolidated Financial Statements (unaudited)
12.     LEASES
The Company as a lessee has operating leases primarily consisting of real estate arrangements where the Company operates its headquarters, branches and business production offices. All leases identified as in scope are accounted for as operating leases as of September 30, 2026 and December 31, 2025. These leases are typically long-term leases and generally are not complicated arrangements or structures. Several of the leases contain renewal options at a rate comparable to the fair market value based on comparable analysis to similar properties in the Bank’s geographies.
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
The Company's new headquarters lease commenced on September 1, 2026. The total ROU liability recorded on the commencement date was $67.6 million and the total ROU asset was $54.4 million. The difference of $13.2 million is related to a lease incentive for leasehold improvements.
As of September 30, 2026, the ROU lease asset was $59.9 million and operating lease liability was $73.9 million. As of December 31, 2025, the ROU lease asset was $9.6 million and operating lease liability was $12.3 million.
The following table summarizes our lease cost and other operating lease information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(In thousands)
Operating lease cost	$2,413	$2,056	$6,376	$6,160
Cash paid for amounts included in the measurement of operating leases liability	3,148	2,752	8,221	8,240
Right-of-use assets and leasehold improvements obtained in exchange for lease liabilities	67,615	2,044	69,336	2,873
The lease expiration dates ranged from 0.20 to 16.3 years for September 30, 2026, and from 0.4 to 5.6 years for September 30, 2025.
The weighted average remaining lease term on operating leases at September 30, 2026 and September 30, 2025 was 15.1 years and 2.1 years, respectively.
The weighted average discount rate used for the operating lease liability was 4.97% and 3.44% at September 30, 2026 and September 30, 2025, respectively.

Notes to Consolidated Financial Statements (unaudited)
The following table presents the remaining commitments for operating lease payments for the next five years and thereafter, as well as a reconciliation to the discounted operating leases liability recorded in the Consolidated Statements of Financial Condition as of September 30, 2026:

(In thousands)	As of September 30, 2026
2026	$3,520
2027	6,167
2028	2,244
2029	6,230
2030	6,993
Thereafter	84,898
Total undiscounted operating lease payments	110,052
Less: present value adjustment	36,151
Total Operating leases liability	$73,901

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

The Company performed its annual test based upon market data as of June 30, 2026 and estimates and assumptions that the Company believes are most appropriate for the analysis. Based on the qualitative analysis performed in accordance with ASC 350, the Company determined it more likely than not that goodwill was not impaired as of June 30, 2026. During the three and nine months ended September 30, 2026, there were no events or circumstances that would indicate that a potential impairment exists. Changes in certain assumptions used in the Company's assessment could result in significant differences in the results of the impairment test. Should market conditions or management’s assumptions change significantly in the future, an impairment to goodwill is possible.

At September 30, 2026 and December 31, 2025, the carrying amount of goodwill was $12.9 million.

The gross carrying amount of the core deposit intangible was $9.1 million, and the accumulated amortization of the core deposit intangible was $8.6 million and $8.2 million as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the net carrying amount of the core deposit intangible was $0.6 million and $0.9 million, respectively.

Amortization expense recognized on the core deposit intangible was $0.1 million and $0.1 million for the three months ended September 30, 2026 and September 30, 2025, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The following table reflects the estimated amortization expense, comprised entirely by the Company’s core deposit intangible asset, for the next five years and thereafter:

(In thousands)	Total
2026	$104
2027	265
2028	111
2029	33
2030	28
Thereafter	57
Total	$598

Notes to Consolidated Financial Statements (unaudited)
14.     VARIABLE INTEREST ENTITIES
Tax Credit Investments

The Company makes investments in unconsolidated entities that construct, own and operate solar generation facilities. An unrelated third party is the managing member and has control over the significant activities of the variable interest entities ("VIE"). The Company generates a return through the receipt of tax credits allocated to the projects, as well as operational distributions. The primary risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to the Company making its investment. Any loans to the VIE are secured. As of September 30, 2026, the Company's maximum exposure to loss is $58.7 million.

	September 30, 2026	December 31, 2025
(In thousands)
Unconsolidated Variable Interest Entities
Tax credit investments included in equity investments	$2,979	$4,479
Loan commitments	55,752	45,012
Funded portion of loan commitments	40,693	44,525
For additional disclosures related to commitments for investment obligations related to tax credit investments, see Note 11.
The following table summarizes the tax benefits conveyed by the Company’s solar generation VIE investments:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
(In thousands)
Tax credits and other tax benefits recognized in equity method investments income (1)	$702	$2,001	$2,108	$5,987
Tax credits and other tax benefits recognized in income tax expense (2)	639	—	1,983	—
Investment amortization recognized in income tax expense(2)	526	—	1,579	—
(1) Related to equity investments that do not qualify for proportional amortization method ("PAM")
(2) Related to equity investments that do qualify for PAM
The following table shows the cash flows related to the total income tax benefits presented in the line items in the Consolidated Statements of Cash Flows for investments accounted for using the PAM:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
(In thousands)
Net income	$113	$—	$404	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	526	—	1,579	—
Increase in other assets	(639)	—	(1,983)	—

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

The following is a discussion of our consolidated financial condition as of September 30, 2026, as compared to December 31, 2025, and our results of operations for the three and nine months ended September 30, 2026 and September 30, 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. This discussion and analysis is best read in conjunction with our unaudited consolidated financial statements and related notes as well as the financial and statistical data appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), filed with the Securities and Exchange Commission on March 5, 2026. Historical results of operations and the percentage relationships among any amounts included, and any trends that may appear, may not indicate results of operations for any future periods.
In addition to historical information, this discussion includes certain forward-looking statements regarding business matters and events and trends that may affect our future results. For additional information regarding forward-looking statements and our related cautionary disclosures, see the “Cautionary Note Regarding Forward-Looking Statements” beginning on page ii of this report.

Overview
Our business
The Company was formed on August 25, 2020 to serve as the holding company for the Bank, effective March 1, 2021 when the Company acquired the common stock of the Bank. The Bank was formed in 1923 as Amalgamated Bank of New York by the Amalgamated Clothing Workers of America, one of the country’s oldest labor unions. Although we are no longer majority union-owned, the Amalgamated Clothing Workers of America’s successor, Workers United and its affiliates, affiliates of the Service Employees International Union that represents workers in the textile, distribution, food service and gaming industries, remains a significant stockholder, holding approximately 36% of our equity as of September 30, 2026. As of September 30, 2026, our total assets were $9.73 billion, our total loans, net of allowance for credit losses were $5.13 billion, our total deposits were $8.71 billion, and our stockholders' equity was $833.6 million. As of September 30, 2026, our trust business held $37.35 billion in assets under custody and $17.05 billion in assets under management.
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
Our commercial banking and trust businesses are national in scope and we also offer a full range of products and services to both commercial and retail customers through our branches and offices across New York City, Washington, D.C., Northern California, and Boston and our digital banking platform. Our corporate divisions include Commercial Banking, Trust and Investment Management and Consumer Banking. Our active product line includes commercial and industrial ("C&I") loans, commercial real estate ("CRE") loans, multifamily loans, and a variety of commercial and consumer deposit products, including non-interest-bearing accounts, interest-bearing demand products, savings accounts, money market accounts and certificates of deposit. Our loan portfolio also includes residential mortgage loans and consumer loans (predominantly residential solar) which the Bank is not actively originating. We also offer online banking and bill payment services, online cash management, safe deposit box rentals, debit card and ATM card services, and the availability of a nationwide network of ATMs for our customers.
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
Our goal is to be the go-to financial partner for people and organizations who strive to make a meaningful impact in our society and who care about their communities, the environment, and social justice. The growth of our business is fundamental to our social mission and how we deliver impact and value for our stakeholders. The Company has obtained B CorporationTM certification, a distinction earned after being evaluated under rigorous standards of social and environmental performance, accountability, and transparency. The Company is also the largest of thirteen commercial financial institutions in the United States that are members of the Global Alliance for Banking on Values, a network of banking leaders from around the world committed to advancing positive change in the banking sector and our leadership serve as Chair of the Partnership for Carbon Accounting Financials ("PCAF"). Amalgamated established its net-zero portfolio targets under the UN Guidelines for Climate Target Setting for Banks, and continue to use recognized climate-target-setting methodologies.
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

For segments other than the consumer solar loan segment, we calculate the quantitative portion of the allowance for credit losses using the discounted cash flow methodology ("DCF") whereby the amortized cost basis of the loan is compared to the net present value of expected cash flows to be collected. For segments with reserves calculated under the DCF model, a peer group by segment is used to develop periodic default rates, and statistical regression is utilized to relate historical macro-economic variables to historical credit loss experience of that peer group of banks. The DCF model includes a four-quarter reasonable and supportable economic forecast period followed by a four-quarter straight-line reversion to historical loss rates. In addition, the model incorporates assumptions for prepayment rates, curtailment rates and recovery lag periods in its calculation of quantitative allowance.

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

Adjustments to the quantitative results for both DCF and WARM models are made using qualitative factors. These factors include: (1) borrowers' financial condition; (2) borrowers' ability to pay; (3) nature and volume of financial assets; (4) value of the underlying collateral; (5) lending policies and procedures; (6) quality of the loan review system; (7) the experience, ability, and depth of staff; (8) regulatory and legal environment; (9) changes in market conditions; and (10) changes in economic conditions. Factors are weighted based on level of impact and assigned a risk rating that determines the amount of required qualitative reserves. The level of impact and risk ratings are evaluated each quarter.

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

Net income for the three months ended September 30, 2026 was $36.4 million, or $1.20 per diluted share, compared to $26.8 million, or $0.88 per diluted share, for the three months ended September 30, 2025. The $9.6 million increase was primarily due to an increase in interest and dividend income of $10.2 million, an increase in service charges on deposit accounts of $4.0 million, a decrease in provision for credit losses of $1.7 million and a decrease in losses on sale of securities and other assets of $0.8 million, offset by an increase in income tax expense of $2.9 million, an increase in compensation and employee benefits of $2.4 million and an increase in technology expense of $1.8 million.

Net income for the nine months ended September 30, 2026 was $96.4 million, or $3.19 per diluted share, compared to $77.8 million, or $2.53 per diluted share, for the nine months ended September 30, 2025. The $18.6 million increase was primarily due to an increase in interest and dividend income of $31.9 million, an increase in service charges on deposit accounts of $10.7 million, an increase in equity investment income of $2.9 million, a decrease in deposits and borrowed funds expense of $2.3 million, a decrease in losses on sale of securities and other assets of $1.7 million, and an increase in trust department fees of $0.8 million , offset by an increase in provision for credit losses of $10.8 million, an increase in compensation and employee benefits of $8.8 million, an increase in technology expense of $4.7 million, an increase in income tax expense of $4.4 million, an increase in other expense of $1.2 million, an increase in advertising and promotion expense of $1.2 million, and an increase of federal deposit insurance premium expense of $0.4 million.
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

Three Months Ended September 30, 2026 and 2025

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$192,593	$1,638	3.37%	$124,728	$1,241	3.95%
Securities(1)	3,858,359	49,805	5.12%	3,499,587	44,895	5.09%
Resell agreements	56,751	850	5.94%	62,892	1,128	7.12%
Total loans, net (2)	5,137,599	67,467	5.21%	4,732,210	62,321	5.22%
Total interest-earning assets	9,245,302	119,760	5.14%	8,419,417	109,585	5.16%
Non-interest-earning assets:
Cash and due from banks	5,651			7,160
Other assets	245,747			214,809
Total assets	$9,496,700			$8,641,386

Interest-bearing liabilities:
Savings, NOW and money market deposits	$4,811,153	$29,451	2.43%	$4,691,920	$30,922	2.61%
Time deposits	237,668	1,751	2.92%	200,257	1,661	3.29%
Total interest-bearing deposits	5,048,821	31,202	2.45%	4,892,177	32,583	2.64%
Borrowings	70,146	618	3.50%	76,500	555	2.88%
Total interest-bearing liabilities	5,118,967	31,820	2.47%	4,968,677	33,138	2.65%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,453,182			2,846,392
Other liabilities	83,493			65,777
Total liabilities	8,655,642			7,880,846
Stockholders' equity	841,058			760,540
Total liabilities and stockholders' equity	$9,496,700			$8,641,386

Net interest income / interest rate spread		$87,940	2.67%		$76,447	2.51%
Net interest-earning assets / net interest margin	$4,126,335		3.77%	$3,450,740		3.60%

Total deposits / total cost of deposits	$8,502,003		1.46%	$7,738,569		1.67%
Total funding / total cost of funds	$8,572,149		1.47%	$7,815,069		1.68%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes prepayment penalty income in 3Q2026 and 3Q2025 of $409 thousand and $47 thousand, respectively.

Net interest income was $87.9 million for the third quarter of 2026, compared to $76.4 million for the third quarter of 2025. The $11.5 million increase, or 15.0% increase for the third quarter of 2025 was primarily attributable to higher average balances on interest-earning assets, and lower costs on interest bearing liabilities.

Net interest spread was 2.67% for the three months ended September 30, 2026, compared to 2.51% for the three months ended September 30, 2025, an increase of 16 basis points. Our net interest margin was 3.77% for the three months ended September 30, 2026, an increase of 17 basis points from 3.60% for the three months ended September 30, 2025. The increase was primarily attributable to a decrease in the cost of interest-bearing liabilities and an increase in average balance of non-interest-bearing liabilities.

The yield on average earning assets was 5.14% for the three months ended September 30, 2026, compared to 5.16% for the same period in 2025, a decrease of 2 basis points. This decrease was driven primarily by lower market rates, as well as income recaptured through the payoff of a nonaccrual commercial real estate loan in the third quarter of 2025.

The average rate on interest-bearing liabilities was 2.47% for the three months ended September 30, 2026, a decrease of 18 basis points from the three months ended September 30, 2025, which was primarily due to a decrease in interest rates, which lead to lower interest expense paid for deposits. Non-interest-bearing deposits represented 40.6% of average deposits for the three months ended September 30, 2026, compared to 36.8% for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 and 2025

The following table sets forth information related to our average balance sheet, average yields on assets, and average costs of liabilities for the periods indicated:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(In thousands)	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-earning assets:
Interest-bearing deposits in banks	$192,624	$4,884	3.39%	$136,017	$4,074	4.00%
Securities(1)	3,707,712	141,859	5.12%	3,361,685	128,614	5.12%
Resell agreements	57,732	2,536	5.87%	48,681	2,800	7.69%
Total loans, net (2)	5,063,599	196,958	5.20%	4,695,849	178,887	5.09%
Total interest-earning assets	9,021,667	346,237	5.13%	8,242,232	314,375	5.10%
Non-interest-earning assets:
Cash and due from banks	5,005			5,950
Other assets	216,473			213,110
Total assets	$9,243,145			$8,461,292

Interest-bearing liabilities:
Savings, NOW and money market deposits	4,699,710	$85,339	2.43%	4,465,754	$86,381	2.59%
Time deposits	224,072	5,040	3.01%	217,140	5,712	3.52%
Total interest-bearing deposits	4,923,782	90,379	2.45%	4,682,894	92,093	2.63%
Borrowings	69,470	1,705	3.28%	95,315	2,348	3.29%
Total interest-bearing liabilities	4,993,252	92,084	2.47%	4,778,209	94,441	2.64%
Non-interest-bearing liabilities:
Demand and transaction deposits	3,351,733			2,880,899
Other liabilities	74,454			60,592
Total liabilities	8,419,439			7,719,700
Stockholders' equity	823,706			741,592
Total liabilities and stockholders' equity	$9,243,145			$8,461,292

Net interest income / interest rate spread		$254,153	2.66%		$219,934	2.46%
Net interest-earning assets / net interest margin	$4,028,415		3.77%	$3,464,023		3.57%

Total deposits / total cost of deposits	$8,275,515		1.46%	$7,563,793		1.63%
Total funding / total cost of funds	$8,344,985		1.48%	$7,659,108		1.65%
(1) Includes FHLBNY stock in the average balance, and dividend income on FHLBNY stock in interest income.
(2) Includes year to date prepayment penalty income as of September 2026 and September 2025 of $984 thousand and $247 thousand, respectively.

Net interest income was $254.2 million for the nine months ended September 30, 2026, compared to $219.9 million for the nine months ended September 30, 2025. The $34.2 million increase, or 15.6% increase for the nine months ended September 30, 2025 was primarily attributable to higher yields and average balances on interest-earning assets, and lower costs on interest bearing liabilities, partially offset by higher average balances on interest-bearing liabilities.

Net interest spread was 2.66% for the nine months ended September 30, 2026, compared to 2.46% for the nine months ended September 30, 2025, an increase of 20 basis points. Our net interest margin was 3.77% for the nine months ended September 30, 2026, an increase of 20 basis points from 3.57% for the nine months ended September 30, 2025. The increase was primarily attributable to a decrease in the cost of interest-bearing liabilities and an increase in average balance of non-interest-bearing liabilities.

The yield on average earning assets was 5.13% for the nine months ended September 30, 2026, compared to 5.10% for the same period in 2025, an increase of 3 basis points. This increase was driven primarily by an increase in higher yielding assets such as loans and securities.

The average rate on interest-bearing liabilities was 2.47% for the nine months ended September 30, 2026, a decrease of 17 basis points for the nine months ended September 30, 2025, primarily due to lower interest rates, which resulted in lower interest expense paid for deposits. Non-interest-bearing deposits represented 40.5% of average deposits for the nine months ended September 30, 2026, compared to 38.1% for the nine months ended September 30, 2025.

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

	Three Months Ended September 30, 2026 over September 30, 2025			Nine Months Ended September 30, 2026 over September 30, 2025
(In thousands)	Volume	Changes Due To Rate	Net Change	Volume	Changes Due To Rate	Net Change
Interest-earning assets:
Interest-bearing deposits in banks	$641	$(244)	$397	$1,593	$(783)	$810
Securities	4,619	291	4,910	13,245	—	13,245
Resell Agreements	(98)	(180)	(278)	439	(703)	(264)
Total loans, net	5,274	(128)	5,146	13,995	4,076	18,071
Total interest income	10,436	(261)	10,175	29,272	2,590	31,862

Interest-bearing liabilities:
Savings, NOW and money market deposits	713	(2,184)	(1,471)	4,394	(5,436)	(1,042)
Time deposits	292	(202)	90	160	(832)	(672)
Total deposits	1,005	(2,386)	(1,381)	4,554	(6,268)	(1,714)
Borrowings	(8)	71	63	(180)	(463)	(643)
Total interest expense	997	(2,315)	(1,318)	4,374	(6,731)	(2,357)

Change in net interest income	$9,439	$2,054	$11,493	$24,898	$9,321	$34,219
Provision for Credit Losses

We establish an allowance for credit losses through a provision for credit losses charged as an expense in our Consolidated Statements of Income.

Three Months Ended September 30, 2026 and 2025

Provision for credit losses was an expense of $3.6 million for the three months ended September 30, 2026 compared to an expense of $5.3 million for the three months ended September 30, 2025. The provision during the current quarter was primarily attributable to charge-offs on our consumer solar portfolio, additional required reserves for the consumer solar portfolio given the elevated risk as a result of delinquencies and continued charge-offs, specific reserves on nonperforming loans, and updated ACL model inputs that are refreshed annually. This was partially offset by improved economic outlook for loan segments utilizing the discounted cash flow methodology.
Nine Months Ended September 30, 2026 and 2025

Provision for credit losses totaled an expense of $21.5 million for the nine months ended September 30, 2026 compared to an expense of $10.8 million for the same period in 2025. Overall, the increase in provision for credit losses during the nine months ended September 30, 2026 was primarily driven by a $10.3 million increase in specific reserves on $78.0 million of multifamily loans to a single-borrower after the borrower indicated an expected default during the three months ended March 31, 2026. The remaining provision was attributable to charge-offs on our consumer solar and commercial and industrial portfolios, additional required reserves for the consumer solar portfolio given the elevated risk as a result of delinquencies and continued charge-offs, specific reserves on nonperforming loans, and updated ACL model inputs that are refreshed annually. This was partially offset by improved economic outlook for loan segments utilizing the discounted cash flow methodology and a reserve release on a construction loan that paid off.
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
The following table presents our non-interest income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Trust Department fees	$4,275	$3,969	$12,813	$12,038
Service charges on deposit accounts	8,249	4,261	22,315	11,572
Bank-owned life insurance income	661	1,050	2,631	2,472
Losses on sale of securities and other assets	(427)	(1,226)	(1,288)	(2,946)
Gain on sale of loans and changes in fair value on loans held-for-sale, net	—	70	12	920
Equity method investments income	226	597	1,077	(1,860)
Other income	817	440	1,831	1,396
Total non-interest income	$13,801	$9,161	$39,391	$23,592
Three Months Ended September 30, 2026 and 2025

Non-interest income was $13.8 million for the three months ended September 30, 2026, compared to $9.2 million for the three months ended September 30, 2025. The increase of $4.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to a $4.0 million increase in service charges on deposit accounts principally due to increases in IntraFi Insured Cash Sweep network ("ICS") One-Way Sell income, and a $0.8 million decrease in losses on sale of securities and other assets.
Nine Months Ended September 30, 2026 and 2025
Non-interest income was $39.4 million for the nine months ended September 30, 2026, compared to $23.6 million for the nine months ended September 30, 2025. The increase of $15.8 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to a $10.7 million increase in service charges on deposit accounts principally due to increases in ICS One-Way Sell income, a $2.9 million increase in equity method investments income, $1.7 million decrease in losses on sale of securities and other assets, and a $0.8 million increase in trust fees income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Compensation and employee benefits	$27,837	$25,459	$80,767	$72,013
Occupancy and depreciation	4,698	3,452	12,376	10,220
Professional fees	2,807	3,387	9,551	11,410
Technology	7,738	5,981	21,768	17,084
Office maintenance and depreciation	551	582	1,585	1,782
Amortization of intangible assets	105	144	315	431
Advertising and promotion	684	497	2,190	960
Federal deposit insurance premiums	1,130	1,000	3,165	2,800
Other expense	3,326	3,115	10,358	9,152
Total non-interest expense	$48,876	$43,617	$142,075	$125,852

Three Months Ended September 30, 2026 and 2025
Non-interest expense for the three months ended September 30, 2026 was $48.9 million, an increase of $5.3 million from $43.6 million for the three months ended September 30, 2025. The increase was driven by a $2.4 million increase in compensation and benefits expense mainly consisting of salaries, as well as for the additional payroll period in 2026, a $1.8 million increase in technology expense, consistent with the ongoing implementation of key infrastructure projects, a $1.2 million increase in occupancy and depreciation expenses related to office and branch relocations, partially offset by $0.6 million decrease in professional fees.
Nine Months Ended September 30, 2026 and 2025
Non-interest expense for the nine months ended September 30, 2026 was $142.1 million, an increase of $16.2 million from $125.9 million for the nine months ended September 30, 2025. The increase was driven by a $8.8 million increase in compensation and benefits expense mainly consisting of salaries and temporary expenses related to technology implementation, as well as for the additional payroll period in 2026, a $4.7 million increase in technology expense, consistent with the ongoing implementation of key infrastructure projects, a $2.2 million increase in occupancy and depreciation expense related to office and branch relocation, a $1.2 million increase in advertising and promotion expense, and a $1.2 million increase in other expense, partially offset by a $1.9 million decrease in professional fees.

Income Taxes

Three Months Ended September 30, 2026 and 2025

We had a provision for income tax expense of $12.8 million for the three months ended September 30, 2026, compared to $9.9 million for the three months ended September 30, 2025. Our effective tax rate for the three months ended September 30, 2026 was 26.0% compared to 27.0% for the three months ended September 30, 2025. The decrease in the effective tax rate for three months ended September 30, 2026 is primarily driven by a recognition of a $0.6 million solar tax credit purchased in the quarter.
Nine Months Ended September 30, 2026 and 2025

We had a provision for income tax expense of $33.5 million for the nine months ended September 30, 2026, compared to $29.1 million for the nine months ended September 30, 2025. Our effective tax rate for the nine months ended September 30, 2026 was

25.8% compared to 27.2% for the nine months ended September 30, 2025. The decrease in the effective tax rate for nine months ended September 30, 2026 is primarily driven by additional discrete tax liabilities in the nine months ended September 30, 2025 related to a city and state tax examination, which was resolved in 2025, and by a recognition of $1.1 million in solar tax credits purchased in 2026.

Financial Condition

Balance Sheet

Our total assets were $9.73 billion at September 30, 2026, compared to $8.87 billion at December 31, 2025. Notable changes within individual balance sheet line items include a $564.8 million increase in securities, a $231.2 million increase in net loans receivable, a $50.3 million increase in right-of-use lease asset, a $36.2 million increase in net premises and equipment, a $28.7 million decrease in cash, and a $14.6 million increase in resell agreements.
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

Our investment securities portfolio consists of securities classified as available for sale and held-to-maturity. There were no trading securities in our investment portfolio at September 30, 2026 or at December 31, 2025.

Our available for sale securities portfolio consists of residential PACE assessments, GSE and Non-GSE certificates, CMOs, ABS securities, and other debt securities, such as corporate bonds and U.S. treasuries. All available for sale securities are carried at fair value and may be used for liquidity purposes should management consider it to be in our best interest. At September 30, 2026 and December 31, 2025, we had available for sale securities with a fair value of $2.28 billion and $1.78 billion, respectively.
Our held-to-maturity securities portfolio primarily consists of PACE assessments, tax-exempt municipal securities, GSE and non-GSE certificates, CMOs, ABS securities, and other debt securities, such as municipal and corporate bonds. We carry these securities at amortized cost. We had held-to-maturity securities with an amortized cost of $1.63 billion at September 30, 2026, and $1.55 billion at December 31, 2025.
During the nine months ended September 30, 2026 we purchased a total of $1.20 billion securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $185.5 million and a net realized loss of $1.3 million as part of normal and ongoing balance sheet management. During the nine months ended September 30, 2025 we purchased a total of $826.7 million securities consisting of both available for sale and held-to-maturity, and sold available for sale securities resulting in proceeds of $120.2 million and a net realized loss of $2.9 million as part of routine and ongoing balance sheet management.
Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $25.0 million at September 30, 2026 and $29.8 million at December 31, 2025, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status. The allowance for credit losses for held-to-maturity securities at September 30, 2026 was $0.8 million compared to $0.7 million at December 31, 2025. The provision for credit losses for held-to-maturity securities was an expense of $59.0 thousand for the three months ended September 30, 2026 and $102.0 thousand for the nine months ended September 30, 2026, compared to an expense of $10.0 thousand for the three months ended September 30, 2025 and an immaterial recovery for the nine months September 30, 2025.
As of September 30, 2026, all traditional securities were current as to their interest payments. As of September 30, 2026, there were no delinquent RPACE assessments; however, $84.5 million of CPACE assessments were more than 90 days delinquent and continued to accrue interest in accordance with their contractual terms given management’s assessment of collectability given the bonded nature of the assessment and available enforcement actions. There were no delinquent traditional securities or PACE assessments as of December 31, 2025.
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
Accrued interest receivable on available-for-sale debt securities totaled $15.1 million at September 30, 2026 and $11.8 million at December 31, 2025, and is excluded from the estimate of credit losses, as accrued interest receivable is reversed for securities placed on nonaccrual status.

As of September 30, 2026, approximately 58.3% of our securities portfolio is classified as “available for sale.” Our securities portfolio has a weighted average yield of 5.10% and an estimated weighted average life of 5.6 years. In total, our securities portfolio including FHLBNY stock represented 40.1% of total interest-earning assets as of September 30, 2026.
The following table is a summary of our investment portfolio, using market value for available for sale securities and amortized cost excluding the allowance for credit losses for held-to-maturity securities, as of the dates indicated.

	September 30, 2026		December 31, 2025
(In thousands)	Amount	% of Portfolio	Amount	% of Portfolio
Available for sale:
Traditional securities:
GSE certificates & CMOs	$689,622	17.7%	$567,070	17.0%
Non-GSE certificates & CMOs	468,034	12.0%	273,232	8.2%
ABS	845,780	21.6%	629,168	18.8%
Corporate	68,862	1.8%	95,504	2.9%
U.S. Treasury and Other	9,374	0.2%	15,075	0.5%

PACE assessments:
Residential PACE assessments	195,345	5.0%	203,502	6.1%

Total available for sale	2,277,017	58.3%	1,783,551	53.5%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	$179,971	4.6%	$184,690	5.5%
Non-GSE certificates & CMOs	65,695	1.7%	69,198	2.1%
ABS	119,671	3.1%	156,020	4.7%
Municipal	63,093	1.6%	64,083	1.9%
Corporate	3,000	0.1%	3,000	0.1%

PACE assessments:
Commercial PACE assessments	419,625	10.7%	327,735	9.8%
Residential PACE assessments	775,130	19.9%	750,033	22.5%

Total held-to-maturity	1,626,185	41.7%	1,554,759	46.5%

Total securities	$3,903,202	100.0%	$3,338,310	100.0%

The following table shows contractual maturities and yields for the available-for sale and held-to-maturity securities portfolios:

Contractual Maturity as of September 30, 2026
	One Year or Less		One to Five Years		Five to Ten Years		Due after Ten Years
(In thousands)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)	Amortized Cost	Weighted Average Yield (1)
Available for sale:
Traditional securities:
GSE certificates & CMOs	$—	—%	$53,607	4.2%	$135,770	4.3%	$538,910	4.4%
Non-GSE certificates & CMOs	—	—%	21,750	5.6%	—	—%	465,193	4.8%
ABS	8,000	4.8%	10,892	6.0%	142,112	5.7%	696,691	5.3%
Corporate	9,998	5.8%	17,065	6.6%	44,000	4.4%	—	—%
U.S. Treasury	—	—%	200	3.5%	—	0.0%	10,545	4.8%

PACE assessments:
Residential PACE assessments	—	0.0%	1,866	7.6%	5,631	7.4%	193,391	7.3%

Held-to-maturity:
Traditional securities:
GSE certificates & CMOs	4,696	3%	9,413	3.2%	33,115	3.0%	132,747	2.9%
Non-GSE certificates & CMOs	—	—%	—	—%	5	5.6%	65,690	2.4%
ABS	—	—%	—	—%	29,086	5.7%	90,585	4.0%
Municipal	9,494	3.7%	—	—%	19,405	3.3%	34,194	2.4%
Corporate	—	—%	—	—%	3,000	7.0%	—	—%

PACE assessments:
Commercial PACE assessments	—	—%	—	—%	5,589	7.1%	414,036	6.3%
Residential PACE assessments	2,141	4.2%	8,922	5.1%	32,289	4.9%	731,778	5.5%

Total securities	$34,329	4.5%	$123,715	4.9%	$450,002	4.8%	$3,373,760	5.1%
(1) Estimated yield based on book price (amortized cost divided by par) using estimated prepayments and no change in interest rates.

Our securities portfolio primarily consists of high quality investments in mortgage-backed securities to government sponsored entities and other asset-backed securities and PACE assessments. All non-agency securities, composed of non-agency commercial mortgage-backed securities, collateralized loan obligations, non-agency mortgage-backed securities, and asset-backed securities, are senior tranche and approximately 89.8% carry AAA credit ratings and 10.2% carry A credit ratings or higher.

The following table shows a breakdown of our asset-backed securities by sector and ratings at carrying value based on the fair value of available for sale securities and amortized cost of held-to-maturity securities as of September 30, 2026:

			Expected Avg. Life in Years		Credit Ratings Highest Rating if split rated
(In thousands)	Amount	%		% Floating	% AAA	% AA	% A	% BBB	%Not Rated	Total
Commercial & Industrial Collateralized Loan Obligation	$614,987	64%	4.0	100%	99%	1%	0%	0%	0%	100%
Consumer	187,474	19%	4.2	0%	39%	31%	30%	0%	0%	100%
Mortgage	142,279	15%	3.5	100%	100%	0%	0%	0%	0%	100%
Student	20,711	2%	4.1	40%	65%	35%	0%	0%	0%	100%
Total Securities:	$965,451	100%	4.0	79%	86%	8%	6%	0%	0%	100%

Loans
Lending-related income is the most important component of our net interest income and is the main driver of our results of operations. Total loans, net of deferred origination fees and costs, and allowance for credit losses, were $5.13 billion as of September 30, 2026 compared to $4.90 billion as of December 31, 2025. Within our commercial loan portfolio, our primary focus has been on C&I, multifamily and CRE lending. We intend to focus any organic growth in our loan portfolio on these lending areas as part of our strategic plan.
The following table sets forth the composition of our loan portfolio, as of the dates indicated:

(In thousands)	September 30, 2026		December 31, 2025
	Amount	% of total loans	Amount	% of total loans
Commercial portfolio:
Commercial and industrial	$1,363,376	26.2%	$1,334,794	26.9%
Multifamily	1,901,418	36.5%	1,643,779	33.2%
Commercial real estate	430,630	8.3%	363,266	7.3%
Construction and land development	19,486	0.4%	24,803	0.5%
Total commercial portfolio	3,714,910	71.4%	3,366,642	67.9%

Retail portfolio:
Residential real estate lending	1,168,855	22.5%	1,237,791	25.0%
Consumer solar	293,799	5.6%	325,154	6.6%
Consumer and other	23,560	0.5%	27,686	0.5%
Total retail portfolio	1,486,214	28.6%	1,590,631	32.1%
Total loans	5,201,124	100.0%	4,957,273	100.0%

Allowance for credit losses	(70,200)		(57,586)
Total loans, net	$5,130,924		$4,899,687

Commercial loan portfolio
Our commercial loan portfolio comprised 71.4% of our total loan portfolio at September 30, 2026 and 67.9% of our total loan portfolio at December 31, 2025. The major categories of our commercial loan portfolio are discussed below:
C&I. Our C&I loans are generally made to small and medium-sized manufacturers and wholesale, retail and service-based businesses to provide either working capital or to finance major capital expenditures. In addition, our C&I portfolio includes commercial solar financings; for many of these we are the sole lender, while for some others we are either the lead bank or are a participant in a syndicated credit facility led by another institution. The primary source of repayment for C&I loans is generally operating cash flows of the business or project. We also seek to minimize risks related to these loans by requiring such loans to be collateralized by various business assets (including inventory, equipment, accounts receivable, and the assignment of contracts that generate cash flow). The average size of our C&I loans at September 30, 2026 by exposure was $4.1 million with a median size of $0.8 million. Our lending strategy focuses on developing full customer relationships including deposits, cash management, and lending. The businesses that we focus on are generally mission aligned with our core values, including organic and natural products, sustainable companies, clean energy, nonprofits, and B Corporations TM.
Our C&I loans totaled $1.36 billion at September 30, 2026, which comprised 26.2% of our total loan portfolio. During the nine months ended September 30, 2026, the C&I loan portfolio increased by 2.1% from $1.33 billion at December 31, 2025.
Multifamily. Our multifamily loans are generally used to purchase or refinance apartment buildings of five units or more, which collateralize the loan, in major metropolitan areas within our markets. Multifamily loans have 68% of their exposure in New York City. Our multifamily loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our multifamily loans is approximately 56%.
Our multifamily loans totaled $1.90 billion at September 30, 2026, which comprised 36.5% of our total loan portfolio. During the nine months ended September 30, 2026, the multifamily loan portfolio increased by 15.7% from $1.64 billion at December 31, 2025.
CRE. Our CRE loans are used to purchase or refinance office buildings, retail centers, industrial facilities, medical facilities and mixed-use buildings. CRE loans have 54% of their exposure in New York City. Our CRE loans have been underwritten under stringent guidelines on loan-to-value and debt service coverage ratios that are designed to mitigate credit and concentration risk in this loan category. The average current LTV, based on underwriting appraisal value, of our CRE loans is approximately 43%.
Our CRE loans totaled $430.6 million at September 30, 2026, which comprised 8.3% of our total loan portfolio. During the nine months ended September 30, 2026, the CRE loan portfolio increased by 18.5% from $363.3 million at December 31, 2025.

Retail loan portfolio
Our retail loan portfolio comprised 28.6% of our total loan portfolio at September 30, 2026 and 32.1% of our loan portfolio at December 31, 2025. The retail loan portfolios are being managed in run-off mode and are not being actively originated. The major categories of our retail loan portfolio are discussed below.

Residential real estate lending. Our portfolio of one-to-four family real estate loans to individuals is based primarily in our geographic markets, but also a minority of residential loans are to individuals outside our geographic markets, some of which are affinity mortgage programs we have developed for members of certain commercial customers, such as the Service Employees International Union and American Federation of Teachers. Our residential loans are primarily closed-end mortgage loans, secured by a first lien on one-to-four family dwellings primarily in our geographic footprint. The dwellings are typically residential structures consisting of principal residences, second or vacation homes and investment properties, with property types including single family homes, two-to-four unit homes, condominiums, and cooperative apartments. Our residential 1-4 family mortgage loans are residential mortgages that are primarily secured by single-family homes, which can be owner occupied or investor owned. Beginning in February 2026, in order to maintain strong client relationships, the Company entered into a marketing services agreement with Embrace Home Loans to refer its customers for residential loans services, while advancing its broader strategic focus.

As of September 30, 2026, our residential real estate lending loans totaled $1.17 billion at September 30, 2026, which decreased by 5.6% from $1.24 billion at December 31, 2025. The residential real estate portfolio comprised 78.6% of our retail loan portfolio and 22.5% of our total loan portfolio, and is 99% first mortgage loans and 1% second mortgage loans.
Consumer solar. Our consumer solar portfolio is comprised of purchased residential solar loans, secured by Uniform Commercial Code financing statements. Our consumer solar portfolio is fully acquired and is in run-off mode. Our consumer solar loans totaled $293.8 million at September 30, 2026, which comprised 5.6% of our total loan portfolio, compared to $325.2 million, or 6.6% of our total loan portfolio, at December 31, 2025.
Consumer and other. Our consumer and other portfolio is comprised of purchased student loans, unsecured consumer loans and overdraft lines. Our consumer and other loans totaled $23.6 million at September 30, 2026, which comprised 0.5% of our total loan portfolio, compared to $27.7 million, or 0.5% of our total loan portfolio, at December 31, 2025.

Maturities of Loans
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of loans may differ from the maturities reflected below because borrowers have the right to prepay obligations with or without prepayment penalties. The following tables summarize the loan maturity distribution by type and related interest rate characteristics at September 30, 2026:

(In thousands)	One year or less	After one but within five years	After five years but within 15 years	After 15 years	Total
Commercial Portfolio:
Commercial and industrial	$237,527	$723,010	$246,768	$156,071	$1,363,376
Multifamily	310,217	1,261,329	329,084	788	1,901,418
Commercial real estate	25,083	352,223	32,612	20,712	430,630
Construction and land development	13,904	5,582	—	—	19,486

Retail Portfolio:
Residential real estate lending	15	7,527	59,764	1,101,549	1,168,855
Consumer solar	37	6,798	93,648	193,316	293,799
Consumer and other	288	480	15,968	6,824	23,560
Total Loans	$587,071	$2,356,949	$777,844	$1,479,260	$5,201,124
The following table presents our loans held for investment with maturity due after September 30, 2027:

(In thousands)	Fixed	Adjustable	Total
Commercial Portfolio:
Commercial and industrial	$579,335	$546,514	$1,125,849
Multifamily	1,587,316	3,885	1,591,201
Commercial real estate	402,040	3,507	405,547
Construction and land development	—	5,582	5,582

Retail Portfolio:
Residential real estate lending	681,698	487,142	1,168,840
Consumer solar	293,762	—	293,762
Consumer and other	23,083	189	23,272
Total Loans	$3,567,234	$1,046,819	$4,614,053

Allowance for Credit Losses
We maintain the allowance at a level we believe is sufficient to absorb current expected credit losses in our loan portfolio.
The following tables present, by loan type, the changes in the allowance for credit losses for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025

Balance at beginning period	$68,939	$58,998	$57,586	$60,086
Loan charge-offs:
Commercial portfolio:
Commercial and industrial	(400)	(7,956)	(1,474)	(9,927)
Multifamily	—	—	(77)	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	(1)	—	(3)	(304)
Consumer solar	(2,472)	(2,741)	(8,664)	(7,358)
Consumer and other	(34)	(37)	(121)	(160)
Total loan charge-offs	(2,907)	(10,734)	(10,339)	(17,749)
Recoveries of loans previously charged-off:
Commercial portfolio:
Commercial and industrial	17	29	65	253
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Retail portfolio:
Residential real estate lending	99	189	272	538
Consumer solar	235	873	998	1,231
Consumer and other	3	9	25	65
Total loan recoveries	354	1,100	1,360	2,087
Net charge-offs	(2,553)	(9,634)	(8,979)	(15,662)
Provision for credit losses	3,814	7,115	21,593	12,055
Balance at end of period	$70,200	$56,479	$70,200	$56,479
The allowance for credit losses on loans increased $12.6 million to $70.2 million at September 30, 2026 from $57.6 million at December 31, 2025, primarily due to increases in reserves of $10.3 million for a single borrower relationship that moved to nonaccrual status during the three months ended March 31, 2026. The ratio of allowance to total loans was 1.35% at September 30, 2026 and 1.16% at December 31, 2025.
At September 30, 2026 the allowance for credit losses on held-to-maturity securities was $0.8 million, compared to $0.7 million at December 31, 2025.

Allocation of Allowance for Credit Losses
The following table presents the allocation of the allowance for credit losses on loans and the percentage of the total amount of loans in each loan category listed as of the dates indicated:

	At September 30, 2026		At December 31, 2025
(In thousands)	Amount	% of total loans	Amount	% of total loans
Commercial Portfolio:
Commercial and industrial	$11,817	26.2%	$13,276	26.9%
Multifamily	18,590	36.5%	4,792	33.2%
Commercial real estate	1,720	8.3%	1,779	7.3%
Construction and land development	61	0.4%	1,506	0.5%
Total commercial portfolio	$32,188	71.4%	$21,353	67.9%

Retail Portfolio:
Residential real estate lending	$6,515	22.5%	$7,157	25.0%
Consumer solar	30,742	5.6%	28,149	6.6%
Consumer and other	755	0.5%	927	0.5%
Total retail portfolio	$38,012	28.6%	$36,233	32.1%

Total allowance for credit losses on loans	$70,200		$57,586
The following table presents the allocation of the allowance for credit losses on securities and the percentage of the total amount of held-to-maturity securities in each security category listed as of the dates indicated:

	At September 30, 2026		At December 31, 2025
(In thousands)	Amount	% of total held-to-maturity securities	Amount	% of total held-to-maturity securities
Traditional securities:
GSE certificates & CMOs	$—	11.1%	$—	11.9%
Non-GSE certificates & CMOs	37	4.0%	41	4.5%
ABS	—	7.5%	—	10.1%
Municipal	—	3.9%	—	4.1%
Total traditional securities	$37	26.5%	$41	30.6%

PACE assessments:
Commercial PACE assessments	$421	25.8%	$328	21.1%
Residential PACE assessments	388	47.8%	375	48.3%
Total PACE portfolio	$809	73.6%	$703	69.4%

Total allowance for credit losses on securities	$846		$744
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
The following table sets forth our nonperforming assets as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Loans 90 days past due and accruing	$—	$—
Nonaccrual loans held for sale	459	930
Nonaccrual loans - Commercial	98,846	22,108
Nonaccrual loans - Retail	5,736	5,607
Nonaccrual securities	2	6
Total nonperforming assets	$105,043	$28,651

Nonaccrual loans:
Commercial and industrial	$—	$713
Multifamily	90,052	10,316
Commercial real estate	—	—
Construction and land development	8,794	11,079
Total commercial portfolio	98,846	22,108

Residential real estate lending	3,180	2,419
Consumer solar	2,432	3,129
Consumer and other	124	59
Total retail portfolio	5,736	5,607
Total nonaccrual loans	$104,582	$27,715

Nonperforming assets to total assets	1.08%	0.32%
Nonaccrual assets to total assets	1.08%	0.32%
Nonaccrual loans to total loans	2.01%	0.56%
Allowance for credit losses on loans to nonaccrual loans	67.12%	207.78%
Allowance for credit losses on loans to total loans	1.35%	1.16%
Net charge-offs to average loans	0.20%	0.43%

Nonperforming assets totaled $105.0 million, or 1.08% of period-end total assets at September 30, 2026, an increase of $76.3 million, compared with $28.7 million, or 0.32% of period-end total assets at December 31, 2025. The increase in nonperforming assets at September 30, 2026 compared to December 31, 2025 assets was primarily driven by a $79.7 million increase in multifamily nonaccrual loans and $0.8 million increase in residential real estate nonaccrual loans, offset by a $2.3 million decrease in construction nonaccrual loans and a $0.7 million decrease in commercial and industrial nonaccrual loans. The increase in multifamily nonaccrual loans was primarily due to $78.0 million of multifamily loans to a single-borrower that moved to nonaccrual status after the borrower indicated an expected default during the three months ended March 31, 2026.
Potential problem loans are loans which management has doubts as to the ability of the borrowers to comply with the present loan repayment terms. Potential problem loans are performing loans and include our special mention and substandard-accruing commercial loans and/or retail loans 30-89 days past due. Potential problem loans are not included in the nonperforming assets table above and totaled $60.1 million, or 0.6% of total assets, at September 30, 2026, and $99.8 million, or 1.1% of total assets, at December 31, 2025.
Resell Agreements
As of September 30, 2026, we entered into $63.2 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted average interest rate of 6.02%. As of December 31, 2025, we entered into $48.7 million of short term investments of resell agreements backed by government guaranteed loans and other loans, with a weighted interest rate of 6.00%.
Deferred Tax Asset
We had a deferred tax asset, net of deferred tax liabilities, of $43.6 million at September 30, 2026 and $30.8 million at December 31, 2025. As of September 30, 2026, our deferred tax assets were fully realizable with no valuation allowance held against the balance. Our management concluded that it was more-likely-than-not that the entire amount will be realized.
We will evaluate the recoverability of our net deferred tax asset on a periodic basis and record decreases (increases) as a deferred tax provision (benefit) in the Consolidated Statements of Income as appropriate.
Deposits
Deposits represent our primary source of funds. We are focused on growing our core deposits through relationship-based banking with our commercial and consumer clients. Total deposits were $8.71 billion at September 30, 2026, compared to $7.95 billion at December 31, 2025. We believe that our strong deposit franchise is attributable to our mission-based strategy of developing and maintaining relationships with our clients who share similar values and through maintaining a high level of service.
We gather deposits through each of our offices or branches across New York City, Washington, D.C., northern California and through the efforts of our commercial banking team including our Boston group which focuses nationally on business growth. Through our branch network, online, mobile and direct banking channels, we offer a variety of deposit products including demand deposit accounts, money market deposits, NOW accounts, savings and certificates of deposit, ICS accounts, Certificate of Deposit Account Registry Service accounts, and brokered certificates of deposit. We bank politically active customers, such as campaigns, political action committees, and state and national party committees, which we refer to as political deposits. These deposits exhibit seasonality based on election cycles. As of September 30, 2026 and December 31, 2025, we had approximately $2.00 billion and $1.73 billion, respectively, in political deposits on- and off-balance sheet which are primarily in demand deposits.
Additionally, we utilize a custodial deposit transference structure through the IntraFi ICS network for certain deposit programs whereby we, acting as custodian of account holder funds, place a portion of such account holder funds that are not needed to support near term settlement at one or more third-party banks insured by the FDIC (each, a "Program Bank"). Accounts opened at Program Banks are established in our name as custodian, for the benefit of our account holders. We remain the issuer of all accounts under the applicable account holder agreements and have sole custodial control and transaction authority over the accounts opened at Program Banks. We maintain the records of each account holder's deposits maintained at Program Banks. As of September 30, 2026 and December 31, 2025, these off-balance sheet deposits totaled $1.12 billion and $1.05 billion, respectively. In return for record keeping services at Program Banks, the Company receives a servicing fee. For the three and nine months ended September 30, 2026, the Company recognized $2.9 million and $8.1 million in servicing fee income compared to $419.8 thousand and $530.6 thousand for the three and nine months ended September 30, 2025.
Total estimated uninsured deposits at September 30, 2026 were $5.07 billion, or 58.22% of total deposits, compared to $4.61 billion, or 58.02% of total deposits at December 31, 2025.
Maturities of time certificates of deposit and other time deposits of $250,000 or more outstanding at September 30, 2026 are summarized as follows:

Maturities as of September 30, 2026
(In thousands)
Within three months	$17,972
After three but within six months	11,211
After six months but within twelve months	22,013
After twelve months	3,362
$54,558

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
Potential changes to our net interest income and economic value of equity in hypothetical rising and declining rate scenarios calculated as of September 30, 2026 are presented in the following table. The projections assume immediate, parallel shifts downward of the yield curve of 100, 200, and 300 basis points and immediate, parallel shifts upward of the yield curve of 100, 200, 300 and 400 basis points.
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

Change in Market Interest Rates as of September 30, 2026	Estimated Increase (Decrease) in:
Immediate Shift	Economic Value of Equity	Economic Value of Equity ($ in thousands)	Year 1 Net Interest Income	Year 1 Net Interest Income ($ in thousands)
+400 basis points	-20.2%	(441,535)	-9.3%	(34,919)
+300 basis points	-17.6%	(385,034)	-7.8%	(29,237)
+200 basis points	-11.0%	(240,624)	-3.4%	(12,708)
+100 basis points	-4.5%	(98,105)	-0.9%	(3,478)
-100 basis points	1.5%	33,219	-1.2%	(4,550)
-200 basis points	-2.0%	(44,823)	-4.3%	(16,138)
-300 basis points	-11.3%	(246,998)	-8.7%	(32,745)
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
At September 30, 2026, our cash and equivalents, which consist of cash and amounts due from banks and interest-bearing deposits in other financial institutions, amounted to $262.5 million, or 2.7% of total assets, compared to $291.2 million, or 3.3% of total assets at December 31, 2025. The $28.7 million, or 9.9%, decrease is due to normal business activity, including strategic investment securities purchases. Our available for sale securities at September 30, 2026 were $2.28 billion, or 23.4% of total assets, compared to $1.78 billion, or 20.1% of total assets at December 31, 2025. Available for sale securities with an aggregate fair value of $1.69 billion and $1.15 billion at September 30, 2026 and December 31, 2025, respectively, were pledged to secure outstanding advances, letters of credit, provide additional borrowing potential, and collateralize municipal deposits. Additionally, as of September 30, 2026 and December 31, 2025, mortgage loans with an unpaid principal balance of $2.10 billion and $2.33 billion respectively, were pledged to the FHLBNY to secure outstanding advances, letters of credit and to provide additional borrowing potential.
The liability portion of the balance sheet serves as our primary source of liquidity. Over the long term, we plan to meet our future cash needs through the generation of deposits. Customer deposits have historically provided a sizeable source of relatively stable and low-cost funds. We are also a member of the FHLBNY, from which we can borrow for leverage or liquidity purposes. The FHLBNY requires that securities and qualifying loans be pledged to secure any advances. At September 30, 2026, we had $5.9 million in advances from the FHLBNY and a remaining credit availability of $1.93 billion. In addition, we maintain additional borrowing capacity of approximately $1.26 billion with the Federal Reserve’s discount window that is secured by certain securities from our portfolio which are not pledged for other purposes.
As of September 30, 2026, we also had $53.9 million in subordinated debt, net of issuance costs. Our cash, off-balance sheet deposits, and borrowing capacity totaled $4.57 billion of immediately available funds, in addition to unpledged securities with two-day availability of $395.0 million for total liquidity within two days of $4.96 billion, which provided coverage for 98% of total uninsured deposits.
On October 27, 2026, the Company received approval from the Federal Reserve Board to redeem the outstanding balance of its subordinated notes in the amount of $54.3 million. The redemption is expected to be completed in the fourth quarter of 2026.

Capital Resources

Total stockholders’ equity at September 30, 2026 was $833.6 million, compared to $794.5 million at December 31, 2025, an increase of $39.1 million. The increase was primarily driven by $96.4 million of net income, offset by $15.4 million in dividends declared at $0.51 per outstanding share, a $36.6 million increase in accumulated other comprehensive loss due to the tax effected mark-to-market adjustment on our securities portfolio, and $9.3 million of common stock repurchases.
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

The following table shows the regulatory capital ratios for the Bank and the Company at the dates indicated:

	Actual		For Capital Adequacy Purposes(1)		To Be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(In thousands)
September 30, 2026
Consolidated:
Total capital to risk weighted assets	$1,015,189	16.45%	$493,708	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	888,437	14.40%	370,281	6.00%	N/A	N/A
Tier 1 capital to average assets	888,437	9.31%	381,542	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	888,437	14.40%	277,711	4.50%	N/A	N/A
Bank:
Total capital to risk weighted assets	$1,008,417	16.35%	$493,440	8.00%	$616,801	10.00%
Tier 1 capital to risk weighted assets	935,586	15.17%	370,080	6.00%	493,440	8.00%
Tier 1 capital to average assets	935,586	9.84%	380,506	4.00%	475,633	5.00%
Common equity tier 1 to risk weighted assets	935,586	15.17%	277,560	4.50%	400,920	6.50%

December 31, 2025
Consolidated:
Total capital to risk weighted assets	$936,532	16.40%	$456,875	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	812,379	14.23%	342,656	6.00%	N/A	N/A
Tier 1 capital to average assets	812,379	9.36%	347,198	4.00%	N/A	N/A
Common equity tier 1 to risk weighted assets	812,379	14.23%	256,992	4.50%	N/A	N/A

Bank:
Total capital to risk weighted assets	$890,991	15.64%	$455,612	8.00%	$569,515	10.00%
Tier 1 capital to risk weighted assets	830,625	14.58%	341,709	6.00%	455,612	8.00%
Tier 1 capital to average assets	830,625	9.63%	345,109	4.00%	431,387	5.00%
Common equity tier 1 to risk weighted assets	830,625	14.58%	256,282	4.50%	370,185	6.50%
(1) Amounts are shown exclusive of the capital conservation buffer of 2.50%.
As of September 30, 2026, the Bank was categorized as “well capitalized” under the prompt corrective action measures and met the capital conservation buffer requirements.

Contractual Obligations
We have entered into contractual obligations in the normal course of business that involve elements of credit risk, interest rate risk and liquidity risk. The following table summarizes these relations by contractual maturity date as of September 30, 2026:

(In thousands)	Total	2026	2027-2029	2030-2031	Thereafter
FHLBNY Advances	$5,924	$—	$5,924	$—	$—
Subordinated Debt	53,921	—	—	53,921	—
Operating Leases	110,052	3,520	14,641	6,993	84,898
Certificates of Deposit	242,242	87,684	153,886	349	323
	$412,139	$91,204	$174,451	$61,263	$85,221
Investment Obligations

The Company is a party to agreements with Pace Funding Group LLC and Allectrify PBC for the purchase of PACE assessment securities, with commitments extending through December 2026 and June 2028, respectively. As of September 30, 2026, the estimated remaining commitments under these agreements were $44.7 million and $75.0 million, respectively. The PACE assessments have equal-lien priority with property taxes and generally rank senior to first lien mortgages. These investments are currently held in the Company's available for sale and held-to-maturity investment portfolios. The Company evaluates these obligations for credit risk and the recorded reserve is immaterial.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our market risk from that presented in the 2025 Annual Report. Our interest rate sensitivity position at September 30, 2026 is set forth in the table labeled “Evaluation of Interest Rate Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of September 30, 2026. Based on such evaluations, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table contains information regarding purchases of our common stock during the three months ended September 30, 2026 by or on behalf of the Company or any “affiliate purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act:

	Issuer Purchases of Equity Securities
Period (Settlement Date)	Total number of shares purchased (1)	Average price paid per share (3)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value that may yet be purchased under plans or programs (2)
July 1 through July 31, 2026	—	$—	—	$40,000,000
August 1 through August 31, 2026	13,647	48.11	13,505	$39,350,079
September 1 through September 30, 2026	133,893	47.56	123,327	$33,482,245
Total	147,540	$47.61	136,832

(1) Includes 10,708 shares withheld for taxes related to the vesting of stock awards, as well as 136,832 shares repurchased pursuant to the share repurchase program described in Note (2).

(2) Effective June 9, 2026, $8.6 million of common stock remained available for share repurchases under the "2025 Share Repurchase Program". On that date, the Board of Directors authorized an additional $31.4 million of common stock, increasing the total authorization available under the program to $40 million. Under the program, the Company is allowed to repurchase up to $40 million of its common stock. The authorization does not require the Company to acquire any specified number of shares and can be suspended or discontinued without prior notice. During the quarter ended September 30, 2026, the company repurchased 136,832 shares of common stock under the 2025 Share Repurchase Program and approximately $33.5 million remained available for future share repurchases.

(3) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.    Other Information

Securities Trading Plans of Directors and Executive Officers

On September 10, 2026, Lynne P. Fox, Chair of the Board, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,000 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after December 10, 2026, and ending on the earlier of June 10, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On September 11, 2026, Jason M. Darby, Senior Executive Vice President, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 7,500 shares of the Company’s common stock, with such transactions to occur during sale periods beginning on or after January 2, 2027, and ending on the earlier of December 31, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

On August 28, 2026, Tyrone Graham, Executive Vice President, Chief Human Resources Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 9,739 shares of the Company’s common stock, assuming performance shares vest at target, and net of shares to be withheld for taxes upon the vesting of underlying stock awards, with such transactions to occur during sale periods beginning on or after November 27, 2026, and ending on the earlier of May 1, 2027, or the date on which all shares authorized for sale have been sold in conformance with the terms of the arrangement.

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

101
Interactive data files for the Quarterly Report on Form 10-Q of Amalgamated Financial Corp. for the nine months ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) Notes to Consolidated Financial Statements (unaudited).

104	The cover page of Amalgamated Financial Corp.’s Form 10-Q Report for the quarter ended September 30, 2026, formatted in iXBRL (included with the Exhibit 101 attachments).

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMALGAMATED FINANCIAL CORP.

November 3, 2026	By:	/s/ Priscilla Sims Brown
Priscilla Sims Brown
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2026	By:	/s/ Jason Darby
Jason Darby
Chief Financial Officer
(Principal Financial Officer)

November 3, 2026	By:	/s/ Leslie Veluswamy
Leslie Veluswamy
Chief Accounting Officer
(Principal Accounting Officer)